Form 10-K/A
period 1999-06-30
AMERITRANS CAPITAL CORP
filed 1999-10-28
CIK 1064015

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 811-08847

                         AMERITRANS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                             52-2102424
      (State of Incorporation)           (IRS Employer Identification No.)

                   747 THIRD AVENUE, NEW YORK, NEW YORK 10017
               (Address of principal executive offices) (Zip Code)

                                 (212) 355-2449
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ ] N/A

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. N/A

         The Annual Report on Form 10-K for the fiscal year ended June 30, 1999 of Elk Associates Funding Corporation ("Elk") was filed in error under the CIK number of Ameritrans Capital Corporation ("Ameritrans"), a registered investment company that has filed a Registration Statement/Proxy Statement on Form N-14 (File No.333-63951) relating to a proposed share exchange with Elk. The Accession number of the erroneous Form 10-K filing was 0000950116-99-001800.

         The Elk Form 10-K was also filed, on a timely basis, under the correct CIK number.

         Ameritrans currently has no operations, its Form N-14 under the Securities Act of 1933 has not been declared effective, and it does not currently have any class of securities registered under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERITRANS CAPITAL CORPORATION

                                       By: /s/ Gary C. Granoff
                                          --------------------------------------
                                               Gary C. Granoff, President

Date: October 28, 1999