Form 10-Q
period 1999-12-31
AMERITRANS CAPITAL CORP
filed 2000-02-15
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1999

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

                         Commission File Number 0-22153

                                   ----------

                         AMERITRANS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                       52-2102424
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         747 Third Avenue
     Fourth Floor - 4th Floor
        New York, New York                                     10017
     (Address of Registrant's                                (Zip Code)
    principal executive office)

       Registrant's telephone number, including area code: (800) 214-1047

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 14, 2000: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                    FORM 10-Q

                                Table of Contents


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements......................................................    1
         Consolidated  Balance  Sheets as of December 31, 1999
           (unaudited) and June 30, 1999...........................................    2
         Consolidated  Statements of Operations -- For the Six Months
           and the Three Months ended December 31, 1999 and 1998 (unaudited).......    4
         Consolidated  Statements of Cash Flows -- For the Six
           Months Ended December 31, 1999 and 1998 (unaudited).....................    5
         Notes to Consolidated Financial Statements................................    7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................   14
PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.......................   16
Item 5.  Other Information.........................................................   17
Item 6.  Exhibits and Reports on Form 8-K..........................................   18
           Signatures..............................................................   19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

On December 16, 1999, Ameritrans Capital Corporation (the "Company") acquired Elk Associates Funding Corporation ("Elk") in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and the Company had no operations. The consolidated balance sheet of the Company as of December 31, 1999, the related statements of operations, and cash flows for the six months ended December 31, 1999 and December 31, 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Elk's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 as filed with the Commission.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 1999 (Unaudited) and June 30, 1999

                                     ASSETS

                                                       December 31, 1999    June 30, 1999*
                                                       -----------------    --------------
Loans receivable                                          $ 58,029,360       $ 51,103,932
Less: allowance for loan losses                               (380,000)          (380,000)
                                                          ------------       ------------
                                                            57,649,360         50,723,932
Cash and cash equivalents                                      767,106            542,290
Accrued interest receivable                                    858,039            714,626
Assets acquired in satisfaction of loans                       612,491            612,491
Receivables from debtors on sales of assets acquired
  in satisfaction of loans                                     394,752            409,939
Equity securities                                              944,146            909,386
Furniture, fixtures and leasehold improvements, net            126,668            105,440
Prepaid expenses and other assets                              538,733            492,697
                                                          ------------       ------------
                    TOTAL ASSETS                          $ 61,891,295       $ 54,510,801
                                                          ============       ============


* Restated

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31,1999 (Unaudited) and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 30, 1999  June 30, 1999*
                                                         -----------------  --------------
LIABILITIES
  Debentures payable to SBA                                 $ 8,880,000      $ 8,880,000
  Notes payable, banks                                       38,600,000       31,000,000
  Accrued expenses and other liabilities                        262,129          223,458
  Accrued interest payable                                      414,548          354,918
  Dividends payable                                             331,664          314,208
                                                            -----------      -----------
      TOTAL LIABILITIES                                      48,488,341       40,772,584
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value: 5,000,000 shares
  authorized; 1,745,600 shares issued and outstanding,              175              175
  Additional paid-in-capital                                 13,125,533       13,214,558
  Restricted capital                                                -0-          256,916
  Retained earnings                                              15,493            4,815
  Accumulated other comprehensive income                        261,753          261,753
                                                            -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                             13,402,954       13,738,217
                                                            -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $61,891,295      $54,510,801
                                                            ===========      ===========

* Restated

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

      For the Three Months and Six Months Ended December 31, 1999 and 1998

                                             Three Months Ended     Three Months Ended      Six Months Ended      Six Months Ended
                                              December 31, 1999      December 31, 1998      December 31, 1999     December 31, 1998
                                              -----------------      -----------------      -----------------     -----------------
INVESTMENT  INCOME
  Interest on loans receivable                    $ 1,502,653           $ 1,258,639            $ 2,906,923           $ 2,475,744
  Fees and other income                               176,755                87,642                291,316               219,204
  Gain on sales of equity security                     76,169                   -0-                 76,169                   -0-
                                                  -----------           -----------            -----------           -----------
    TOTAL INVESTMENT INCOME                         1,755,577             1,346,281              3,274,408             2,694,948
                                                  -----------           -----------            -----------           -----------
OPERATING EXPENSES
  Interest                                            818,863               617,983              1,546,047             1,192,115
  Salaries and employee benefits                      136,119               136,030                281,128               274,483
  Legal fees                                          142,581                51,926                237,549               144,261
  Miscellaneous administrative expenses               241,241               216,485                437,917               410,007
  Loss on assets acquired in
    satisfaction of loans, net                          1,876                (1,547)                 1,935                   268
  Directors' fee                                        5,250                 4,500                 20,250                13,250
  Bad debt expense                                     81,050                19,890                 81,050                48,965
                                                  -----------           -----------            -----------           -----------
TOTAL OPERATING EXPENSES                            1,426,980             1,045,267              2,605,876             2,083,349
                                                  -----------           -----------            -----------           -----------
OPERATING INCOME                                      328,597               301,014                668,532               611,599
                                                  -----------           -----------            -----------           -----------
    INCOME BEFORE INCOME TAXES                        328,597               301,094                668,532               611,599

INCOME TAXES (BENEFIT)                                  8,772                (5,656)                11,983                  (293)
                                                  -----------           -----------            -----------           -----------
    NET INCOME                                    $   319,825           $   306,670            $   656,549           $   611,892
                                                  ===========           ===========            ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                             1,745,600             1,745,600              1,745,600             1,745,600
                                                  ===========           ===========            ===========           ===========
- Diluted                                           1,746,572             1,745,600              1,746,572             1,745,600
                                                  ===========           ===========            ===========           ===========
NET INCOME PER COMMON SHARE
- Basic                                           $     .1832           $     .1757            $     .3761           $     .3505
                                                  ===========           ===========            ===========           ===========
- Diluted                                         $     .1831           $     .1757            $     .3760           $     .3505
                                                  ===========           ===========            ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Six Months Ended December 31, 1999 and 1998

                                                                December 31, 1999      December 31, 1998
                                                                -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   656,549            $   611,892
                                                                   -----------            -----------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                       24,985                 18,375
    Increase in accrued interest receivable                           (143,413)               (82,454)
    Increase in prepaid expenses and other assets                      (46,036)              (136,715)
    Increase in accrued expenses and other liabilities                  38,671                 59,272
    Increase in accrued interest payable                                59,630                 75,113
                                                                   -----------            -----------
        TOTAL ADJUSTMENTS                                              (66,163)               (66,409)
                                                                   -----------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              590,386                545,483
                                                                   -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans receivable, assets acquired in
    satisfaction of loans and receivables from debtors
    on sales of assets acquired in satisfaction of loans            (6,910,242)            (6,286,934)
  Purchases (sales) of equity securities - net                         (34,760)              (195,947)
  Acquisition of furniture, fixtures and leasehold
    improvements                                                       (46,211)               (11,134)
                                                                   -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES                       (6,991,213)            (6,494,015)
                                                                   -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, banks, net                           7,600,000              5,565,000
   Dividends paid                                                     (628,416)              (628,416)
   Capitalization of restructuring costs                              (345,941)
                                                                   -----------            -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  $ 6,625,643            $ 4,936,584
                                                                   -----------            -----------

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

               For the Six Months Ended December 31, 1999 and 1998

                                                                December 31, 1999      December 31, 1998
                                                                -----------------      -----------------
NET (DECREASE) INCREASE IN CASH AND CASH
            EQUIVALENTS                                            $   224,816            $(1,011,948)
CASH AND CASH EQUIVALENTS - Beginning                                  542,290              1,755,429
                                                                   -----------            -----------

CASH AND CASH EQUIVALENTS - Ending                                 $   767,106            $   743,481
                                                                   ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Summary of Significant Accounting Policies

     Organization and Principal Business Activity

     Ameritrans Capital Corporation (the "Company"), a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation ("Elk"), on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and the Company had no operations. The company is registered with the United States Securities and Exchange Commission as a Business Development Company under the Investment Company Act of 1940.

     Elk is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk has also registered as a Business Development Company under the Investment Company Act of 1940 to make business loans.

     The Company makes loans to taxi owners to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of December 31, 1999 and June 30, 1999 approximately 80% and 79%, respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

     Accounting Standard for Impairment of Loans

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure", a loan is determined to be impaired if it is probable that the contractual amounts due will not be collected in accordance with the terms of the loan. The SFAS generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As all of the Company's loans are collateral dependent, impairment is measured based on the fair value of the collateral. If the fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premium or discount) the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses. The Company evaluates all loans individually for impairment.

     Loans Receivable

     Loans are placed on nonaccrual status once they become 180 days past due as to principal or interest. In addition, loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgement of management, the ultimate collectibility of interest and principal is doubtful.

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 1999 and June 30, 1999.

     Income Taxes

     The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2000, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

     Depreciation and Amortization

     Depreciation  and   amortization  of  furniture,   fixtures  and  leasehold
improvements is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     Net Income per Share

     During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998, as inclusion is anti- dilutive. At December 31, 1999 and June 30, 1999 the Company had 122,224 and 100,000 options outstanding, of which 52,224 and 30,000 options, respectively, are considered anti-dilutive and the remaining 70,000 and 70,000 options, respectively, are dilutive and resulted in common stock equivalents of 972 and 5084 shares, respectively.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At December 31, 1999 and June 30, 1999, loan costs amounted to $117,104 and
$129,331, respectively, net of accumulated amortization of $126,877 and $114,650, respectively.

     Assets Acquired in Satisfaction of Loans

     Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

     Basis of consolidation

     The consolidated financial statements include the accounts of the Company, Elk and EAF Holding Corporation ("EAF") which are wholly owned subsidiaries of the Company. All intercompany transactions have been eliminated.

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the fair value of financial instruments.

     Comprehensive Income

     During the year ended June 30, 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     Stock-Based Compensation

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

     Business Segment

     During the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way the public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statement regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment of financing services. The Company's customers and operations are within the United States.

     Loan Sales and Servicing Fee Receivable

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of finanical assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interest based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 also requires the Company's excess servicing rights be measured at fair market value and reclassified as interest only receivables and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS 125, the Company adopted in the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company.

     New Accounting Pronouncements

     In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscals year beginning after December 15, 1998. SOP No. 98-5 will not have a material impact on its financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is required to be adopted in years beginning after June 15, 1999, which has been deferred to June 30, 2000. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

NOTE 2 -- Debentures Payable to SBA

     At December 31, 1999 and June 30, 1999 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                     Current
                                                    Effective         Principal
  Issue Date                     Due Date         Interest Rate         Amount
  ----------                     --------         -------------       ---------
September 1993                September 2003          6.12(1)        $1,500,000
September 1993                September 2003          6.12            2,220,000
September 1994                September 2004          8.20            2,690,000
December 1995                 December 2005           6.54            1,020,000
June 1996                     June 2006               7.71            1,020,000
March 1997                    March 2007              7.38(2)           430,000
                                                                     ----------
                                                                     $8,880,000
                                                                     ==========

(1)  Interest rate was 3.12% from inception through September 1998

(2) The Company is also required to pay an additional annual user fee of 1% on this debenture

     Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

NOTE 3 -- Notes Payable to Banks

     At December  31, 1999 and June 30,  1999,  the Company had loan  agreements with three (3) banks for lines of credit aggregating $40,000,000 and $35,000,000, respectively. At December 31, 1999 and June 30, 1999, the Company had $38,600,000 and $31,000,000, respectively, outstanding under these lines. The loans, which mature through April 10, 2000, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates range from approximately prime minus 1/4% to prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and were not required to maintain compensating balances.

NOTE 4 -- Preferred Stock

     Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60-month period on a straight-line basis. Under the repurchase agreement the liquidating interest would become fixed at the level immediately preceding the event of default and would not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at December 31, 1999 and June 30, 1999 was approximately $-0- and $256,916, respectively.

     During 1992, the Company authorized the issuance of 752,729 shares of a new Series B cumulative preferred stock with a 4 percent dividend and a $10 par value. All preferred shares are restricted solely for issuance to the SBA. No sales of the Series B preferred shares have occurred to date. On September 30, 1996, Congress passed a law that in effect prevents the SBA from making any further purchase of 4% preferred stock from any specialized small business investment company.

     In September 1998, the stockholders of the Company approved and in February 1999 the SBA approved an amendment to the Certification of Incorporation of the Company eliminating all of the authorized Series A and Series B preferred stock of the Company. This amendment to the Certificate of Incorporation was filed and became effective on May 21, 1999.

NOTE 5 -- Common Stock

     On December 16, 1999, the Company acquired Elk in a share-for-share exchange. There are currently 5,000,000 shares authorized of $.0001 par value common stock.

     For the year ended June 30, 1998, Elk completed the sale, as part of a private placement offering, of 462,000 shares of common stock. Total proceeds from the sale of common stock amounted to $2,888,000, net of direct related expenses of $115,000.

     On January 13, 2000, The Company declared a cash dividend of $0.19 per common share, for a total of $331,664 which was paid on January 27, 2000.

NOTE 6 -- Income Taxes

     The provision for income taxes (benefit) for the periods ended December 31, 1999 and June 30, 1999, consists of the following:

                                         December 31, 1999     June 30, 1999
                                         -----------------     -------------
Federal                                       $  2,063            $ 1,689
State and city                                   9,920             (2,458)
                                              --------            -------
                                              $ 11,983            $  (769)
                                              ========            =======

The above provision represents income taxes incurred on undistributed income for the respective years.

NOTE 7 -- Commitments and Contingencies

     Interest Rate Swap

     On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank expiring on June 8, 2001. This Swap transaction was entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. On October 15, 1998, the Company entered into an additional interest rate Swap transaction with the same bank for $5,000,000 expiring on October 8, 2001. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 5.86% and 4.95%, respectively, plus
1.5 basis points, making the effective rate 7.36% and 6.45%, respectively, for the Company if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

     Interest Rate Cap

     At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expired on March 20, 1999, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection on the event that the three-month LIBOR rate exceeded 6.75 percent. The premium paid for the purchase of this cap was amortized over its life and recorded as an adjustment to interest expense. Payments received under this cap would be credited to interest expense.

     Loan commitments

     At December 31, 1999 and June 30, 1999, the Company had commitments to make loans totaling approximately $1,463,000 and $4,058,000, at interest rates ranging from 8.25% to 18%.

NOTE 8 -- Fair Value of Financial Instruments

     The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of Statement of Financial Accounting Standards, "SFAS" No. 107, "Disclosure about Fair Value of Financial Instruments".

     The estimated fair values of the Company's financial instruments are derived using estimation techniques based on various subjective factors including discount rates. Such estimates may not necessarily be indicative of the net realizable or liquidation values of these instruments. Fair values typically fluctuate in response to changes in market or credit conditions. Additionally, valuations are presented as of a specific point in time and may not be relevant in relation to the future earnings potential of the Company. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Loans Receivable -- The fair value of loans is estimated at cost net of the allowance for loan losses. The Company believes that the rates of these loans approximate current market rates.

     Equity Securities -- The Company's equity securities as of December 31, 1999 consist of investments in corporations who own and operate Chicago Taxicab Medallions (61%), a dry cleaner (3%), Miami Taxicab Medallions (7%) a Telecommunications Company (24%), and an eyewear Internet company (5%).

     Debentures Payable to Small Business Administration -- The fair value of debentures as of December 31, 1999 and June 30, 1999 was approximately $8,989,000, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                    ASSETS                                  LIABILITIES
     Cash                                              Notes payable, banks
     Accrued interest receivable                       Accrued interest payable
     Assets acquired in satisfaction of loans
     Receivables from debtors on sales of
       assets acquired in satisfaction of loans

NOTE 9 -- Subsequent Events

     On January 18, 2000, the Company entered into an additional interest rate swap transaction for $10,000,000 with a bank expiring January 8, 2001. This swap transaction calls for a fixed rate of 6.57% plus 150 basis points or an effective rate of 8.07%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the Consolidated Financial Statements and Notes therewith appearing in this report Form 10Q and Elk's Annual Report on Forms 10-KSB for the year ended June 30, 1999.

General

Ameritrans acquired Elk on December 16, 1999 in a share-for-share exchange. As of December 31, 1999 Ameritrans had no separate operations. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

The Company primarily makes loans and investments to persons who qualify under SBA Regulations as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. The Company also makes loans and investments to persons who qualify under SBA regulation as "non- disadvantaged". The Company's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago, and Miami Taxicab Medallions. The Company also makes loans and investments in other diversified businesses.

     Results of Operations
     For the Six Months ended December 31, 1999 and 1998.

     Total Investment Income.

The Company's investment income for the six months ended December 31, 1999 increased to $3,274,408 from $2,694,948 or (21.5%) for the six months as compared with the six months ended December 31, 1998, respectively. This increase was mainly due to an increase in the loan portfolio during the period. The portfolio increased from $47,673,884 as of December 31, 1998 to $58,029,361 as of December 31, 1999, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt. In addition, there was a gain on the sale of equity securities which amounted to $76,169.

     Operating Expenses

     Interest expenses for the six month period ended December 31, 1999 increased $353,932 ($1,546,047 from $1,192,115) over the similar period ended December 31, 1998. This increase was mainly due to increased bank borrowings for the period, and due to higher interest rates during the period ended December 31, 1999.

     Other operating expenses for the six months ended September 30, 1999 increased $168,675 when compared with the similar period ended December 31, 1998. This increase was mainly due to increases in non-related legal fees generated from an increase in the Chicago Medallion Market. This amount is offset by additional origination fee income.

     Results of Operations
     For the Three Months ended December 31, 1999 and 1998

     Total investment income.

     The Company's investment income for the three months ended December 31, 1999 increased to $1,755,577 from $1,346,281 or by $409,296 or (30.5%) for the three month period ended December 31, 1999 and December 31, 1998. This increase was mainly due to an increase in the loan porfolio during the fiscal year. The portfolio increased from $47,673,884 as of December 31, 1998 to $58,029,361 as of December 31, 1999, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

     Operating Expenses

     Interest expense for the three month period ended December 31, 1999 increased $200,880 ($818,863 from $617,983) over the similar period ended December 31, 1998. This increase was mainly due to increased bank borrowings for the period.

     Other operating expenses increased $180,833 when compared with the similar three month period ended December 31, 1998. This increase was mainly due to a increase in non-related legal fees incurred consistent with the increase of investments in the Chicago Medallion market, as discussed above. This is offset by additional origination fee income. In addition, bad debts increased $61,160 when compared with the similar period.

     Balance Sheet and Reserves

     Total assets increased $7,726,435 as of December 31, 1999 when compared with total assets as of June 30, 1999. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market plus increases in the diversified loan portfolio. This expansion was financed by additional bank debt of $7,600,000 in the six month period.

     Year 2000 Compliance

     Prior to January 1, 2000, the Company had taken steps to address and prevent problems in connection with the year 2000 ("Y2K"). Such problems were expected to occur due to the inability of systems to properly recognize and process date-sensitive information relating to the Y2K and beyond. Y2K issues could have affected the Company's information technology systems ("IT") and informationtion technology systems ("Non-IT").

     The Company's main business operation is the operation of Elk. The Company is a Small Business Investment Company licensed by the Small Business Administration and as such, most of its business is making loans and investments to small business concerns. The following are the IT systems that the Company utilizes:

     The Company uses a computer program to track its receivable loans ("Loan Track"). To address Y2K, more than 18 months ago, the Company engaged the consultant who originally developed Loan Track for the Company, to test, upgrade and certify Loan Track as Y2K compliant. The consultant completed all of such tasks and the Y2K-compliant Loan Track program is now in use in the Company's regular operations. The Company also utilizes the standard Peachtree accounting system for general in-house accounting functions. The version of peachtree, currently in use by the Company, has been upgraded to be Y2K compliant.

     The Company also utilizes other industry-wide programs such as Windows 95 and Word Perfect. The current versions are Y2K-compliant. In addition, during the past twelve months and at the present, the Company has been replacing or upgrading its computer hardware with equipment that has Y2K readiness. The Company does not believe that it faces material Y2K issues with respect to its Non-IT systems.

     Costs in connection with Y2K compliance have been (i) to review and upgrade existing IT systems, (ii) to analyze Y2K readiness of its banks and customers and (iii) to analyze Non-It Y2K compliance. To date, such costs, have aggregated approximately $10,000 and for the most part have been for IT review and upgrades. Such costs are being treated as expenses. The Company spent approximately $25,000 to replace certain hardware during the fiscal year ending June 30, 1999 and spent an additional $35,000 during the six months ended
December 31, 1999. The Company has not experienced any Y2K difficulties subsequent to January 1, 2000 and its information technology systems are presently functioning properly and running in a routine manner. The cost of such replacements will be capitalized and depreciated over a five year period.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on December 16, 1999 (the "Annual Meeting").

The Company's shareholders were asked to take the following actions at the meeting:

1. To consider and vote upon the adoption of an Agreement and Plan of Share Exchange (the "Share Exchange Plan") dated as of October 21, 1999, between the Company and Elk, pursuant to which each outstanding share of common stock of Elk would be exchanged for one share of common stock of the Company. Pursuant to this share exchange (the "Share Exchange"), the ownership of each outstanding share of Elk common stock would automatically vest in the Company (making the Company the holder of all outstanding shares of Elk common stock), and the holders of the outstanding shares of Elk common stock would automatically become entitled to receive one share of the Company's common stock in exchange for each share of Elk common stock held by them (making the former holders of Elk common stock the holders of all of the shares of capital stock of the Company then outstanding).

2. To elect 10 directors to serve until the next Annual Meeting and until their successors are chosen and qualified.

3. To ratify and approve the selection by the Board of Directors of Marcum & Kliegman, LLP as Elk's independent public accountants for the fiscal year ended June 30, 1999.

4. To transact such other business as may properly come before the meeting or any adjournment or adjournments of the meeting.

The Auditor and Agreement and Plan of Share Exchange Proposals were approved by the affirmative vote of more than two-thirds of the shares of common stock outstanding at the Annual Meeting. Each of the proposals received the following votes:

                            Votes cast for      Against      Abstensions    Not voted
                            --------------      -------      -----------    ---------
Share Exchange                1,409,974          1,000            200        32,422
Auditors Proposal             1,437,381          4,200          2,015


With respect to the Board Proposal, the ten (10) individuals nominated for director were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and votes each received were as follows:

                                              Votes cast for       Withheld
                                              --------------       --------
Gary C. Granoff                                 1,442,596            1,000
Ellen M. Walker                                 1,442,596            1,000
Lee A. Forlenza                                 1,442,596            1,000
Marvin Sabesan                                  1,442,596            1,000
Steven Etra                                     1,442,596            1,000
Paul Creditor                                   1,442,596            1,000
Allen Kaplan                                    1,442,596            1,000
John L. Acierno                                 1,442,596            1,000
John R. Laird                                   1,442,596            1,000
Howard F. Sommer                                1,442,596            1,000

ITEM 5.  OTHER INFORMATION

     The Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Plan") with Elk on the 16th day of December, 1999. Pursuant to the Share Exchange Plan, each outstanding share of the Elk's common stock was exchanged on a one-for-one basis for shares of the Company's commmon stock. The Company previously filed a Registration Statement on Form N-14 (File No. 333-63951) in connection with the Share Exchange Plan.

     The Share Exchange Plan was approved by Elk's stockholders at a special meeting of stockholders held on December 16, 1999. The Share Exchange Plan and certain related transactions were also approved by the Securities and Exchange Commission (the "Commission") and the U.S. Small Business Administration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

A. Agreement and Plan of Share Exchange, dated October 21, 1998 between Elk and Ameritrans.*

1.1 Grid Demand Promissory Note dated August 27, 1999 between the Company and Israel Discount Bank of New York.

1.2 Promissory Note date January 15, 2000 between the Company and Bank Leumi USA and Letter of even date between aforementioned parrties.

1.3 Master Note dated October 4, 1999 between the Company and European American Bank.

27   Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fiscal quarter ended December 31, 1999.

----------
* Incorporated by reference from the Company's Registration Statement filed on Form N-14 (File No. 811-8847), filed September 22, 1998.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERITRANS CAPITAL CORPORATION


Date: February 15, 2000                 By:  /s/ Gary C. Granoff
                                             -------------------
                                        Gary C. Granoff
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)


                         AMERITRANS CAPITAL CORPORATION