Form 10-Q
period 2000-03-31
AMERITRANS CAPITAL CORP
filed 2000-05-15
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

                                       or

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

          747 Third Avenue
            Fourth Floor
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

                             Yes [X]           No [  ]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 5, 2000: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                    FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements ..................................................................    1
             Consolidated  Balance  Sheets as of March 31, 2000
               (unaudited) and June 30, 1999 ...................................................    2
             Consolidated  Statements of Operations --For the Three Months
               and Nine Months Ended March 31, 2000 and 1999 (unaudited) .......................    4
             Consolidated  Statements of Cash Flows -- For the Nine
               Months Ended March 31, 2000 and 1999 (unaudited) ................................    5
             Notes to Consolidated Financial Statements ........................................    7
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...............................................   15
           Signatures ..........................................................................   17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

On December 16, 1999, Ameritrans Capital Corporation (the "Company") acquired Elk Associates Funding Corporation ("Elk") in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and the Company had no operations. The consolidated balance sheet of the Company as of March 31, 2000, the related statements of operations, and cash flows for the nine months ended March 31, 2000 and March 31, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Elk's Annual Report on Form10-K/A for the fiscal year ended June 30, 1999 as filed with the Commission.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2000 (Unaudited) and June 30, 1999

                                     ASSETS

                                                          March 31, 2000       June 30, 1999*
                                                           --------------       -------------
Loans receivable ...................................        $ 58,583,357        $ 51,103,932
Less: allowance for loan losses ....................            (380,000)           (380,000)
                                                            ------------        ------------

                                                              58,203,357          50,723,932
Cash and cash equivalents ..........................             139,868             542,290
Accrued interest receivable ........................             802,056             714,626
Assets acquired in satisfaction of loans ...........             612,491             612,491
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................             754,202             409,939
Equity securities ..................................             728,050             909,386
Furniture, fixtures and leasehold improvements, net              116,318             105,440
Prepaid expenses and other assets ..................             475,860             492,697
                                                            ------------        ------------

                    TOTAL ASSETS ...................        $ 61,832,202        $ 54,510,801
                                                            ============        ============


*    Restated

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2000 (Unaudited) and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   March 31, 2000    June 30, 1999*
                                                                   --------------    --------------
LIABILITIES
        Debentures payable to SBA ..........................        $ 8,880,000        $ 8,880,000
        Notes payable, banks ...............................         38,600,000         31,000,000
        Accrued expenses and other liabilities .............            443,147            223,458
        Accrued interest payable ...........................            403,189            354,918
        Dividends payable ..................................            296,752            314,208
                                                                    -----------        -----------

             TOTAL LIABILITIES .............................         48,623,088         40,772,584
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
        Common stock, $.0001 par value: 5,000,000 shares
        authorized; 1,745,600 shares issued and outstanding,                175                175
        Additional paid-in-capital .........................         13,048,429         13,214,558
        Restricted capital .................................                -0-            256,916
        Retained earnings ..................................             48,756              4,815
        Accumulated other comprehensive income .............            111,754            261,753
                                                                    -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY ....................         13,209,114         13,738,217
                                                                    -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....        $61,832,202        $54,510,801
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

                                           AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                 For the Three Months and Nine Months Ended March 31, 2000 and 1999


                                                Three Months Ended     Three Months Ended    Nine Months Ended    Nine Months Ended
                                                  March 31, 2000        March 31, 1999        March 31, 2000       March 31, 1999
                                                ------------------     ------------------    -----------------    -----------------
INVESTMENT  INCOME
  Interest on loans  receivable                    $1,612,746              $1,328,597             $4,519,669           $3,804,341
  Fees and other income                               118,675                  77,424                409,991              296,628
  Gain on sales of equity sec                          90,748                     -0-                166,917                  -0-
                                                  -----------             -----------            -----------          -----------

       TOTAL INVESTMENT INCOME                      1,822,169               1,406,021              5,096,577            4,100,969
                                                  -----------             -----------            -----------          -----------

OPERATING EXPENSES
     Interest                                         887,450                 612,482              2,433,497            1,804,597
     Salaries  and employee  benefits                 202,743                 157,218                483,871              431,701
     Legal fees                                        94,495                  77,874                332,044              222,135
     Miscellaneous  administrative expenses           169,809                 172,683                607,726              582,690
     Loss on assets acquired in
        satisfaction of loans, net                     30,240                   5,164                 32,175                5,432
     Directors' fee                                    11,625                  13,000                 31,875               26,250
     Bad debt expense                                  89,080                  52,500                170,130              101,465
                                                  -----------             -----------            -----------          -----------

TOTAL OPERATING EXPENSES                            1,485,442               1,090,921              4,091,318            3,174,270
                                                  -----------             -----------            -----------          -----------

OPERATING INCOME                                      336,727                 315,100              1,005,259              926,699

       NET INCOME BEFORE INCOME TAXES                 336,727                 315,100              1,005,259              926,699

INCOME TAXES (Benefit)                                  6,712                     224                 18,695                  (69)
                                                  -----------             -----------            -----------          -----------
       NET INCOME                                    $330,015                $314,876               $986,564             $926,768
                                                  ===========             ===========            ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,745,600               1,745,600              1,745,600            1,745,600
                                                  ===========             ===========            ===========          ===========

NET INCOME PER COMMON SHARE                            $.1891                  $.1803                 $.5652               $.5309
                                                  ===========             ===========            ===========          ===========


    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Nine Months Ended March 31, 2000 and 1999

                                                                    March 31, 2000    March 31, 1999
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  986,564        $  926,768
                                                                     -----------       -----------

    Adjustments  to  reconcile  net  income to net cash
        provided  by  operating activities:
        Depreciation and amortization                                     37,485            28,194
        Increase in accrued interest receivable                          (87,430)         (139,100)
       (Increase) decrease in prepaid expenses and other assets           16,837          (147,540)
        Increase in accrued expenses and other liabilities               219,689            73,532
        Increase (decrease) in accrued interest payable                   48,271            (2,872)
                                                                     -----------       -----------

            TOTAL ADJUSTMENTS                                            234,852          (187,786)
                                                                     -----------       -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,221,416           738,982
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans      (7,823,688)       (7,861,661)
        Purchases (sales) of equity securities                            31,337          (267,241)
        Acquisition of furniture, fixtures and leasehold
            improvements                                                 (48,362)          (14,589)
                                                                     -----------       -----------

            NET CASH USED IN INVESTING ACTIVITIES                     (7,840,713)       (8,143,491)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable, banks, net                        7,600,000         7,265,000
        Dividends paid                                                  (960,080)         (942,624)
        Capitalization of restructuring costs                           (423,045)              -0-
                                                                     -----------       -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                $6,216,875        $6,322,376
                                                                     -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

                For the Nine Months Ended March 31, 2000 and 1999

                                                March 31, 2000    March 31, 1999
                                                --------------    --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS         $(402,422)      $(1,082,133)
CASH AND CASH EQUIVALENTS - Beginning                 542,290         1,755,429
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS - Ending                   $139,868          $673,296
                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Summary of Significant Accounting Policies

     Organization and Principal Business Activity

     Ameritrans Capital Corporation (the "Company"), a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation, on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations.

     Elk Associates Funding Corporation ("Elk"), a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk has also registered as an investment company under the Investment Company Act of 1940 to make business loans.

     The Company makes loans to taxi owners to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of March 31, 2000 and June 30, 1999 approximately 79% and 79%, respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

     Accounting Standard for Impairment of Loans

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure", a loan is determined to be impaired if it is probable that the contractual amounts due will not be collected in accordance with the terms of the loan. The SFAS generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As all of the Company's loans are collateral dependent, impairment is measured based on the fair value of the collateral. If the fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premium or discount) the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses. The Company individually evaluates all loans for impairment.

     Loans Receivable

     Loans are placed on nonaccrual status once they become 180 days past due as to principle or interest. In addition, loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgement of management, the ultimate collectibility of interest and principle is doubtful.

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2000 and June 30, 1999.

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

     Net Income per Share

     During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. At March 31, 2000 and June 30, 1999 the Company had 100,000 options outstanding, of which 30,000 options are considered anti-dilutive and the remaining 70,000 options are dilutive and resulted in common stock equivalents of 5084 shares.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At March 31, 2000 and June 30, 1999, loan costs amounted to $110,990 and $129,331, respectively, net of accumulated amortization of $132,991 and $114,650, respectively.

     Assets Acquired in Satisfaction of Loans

     Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

     Basis of consolidation

     The consolidated financial statements include the accounts of Ameritrans Capital Corporation ("the Company"), Elk Associates Funding Corporation ("Elk"), EAF Holding Corporation ("EAF"), and Elk Capital Corporation ("Elk Capital"), which are, wholly owned subsidiaries of the Company. All intercompany transactions have been eliminated.

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

     New Accounting Pronouncements

     In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal year beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-5 will have a material impact on its financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is required to be adopted in years beginning after June 15, 1999, which has been deferred to June 30, 2000. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

NOTE 2 -- Debentures Payable to SBA

     At March 31, 2000 and June 30, 1999 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                 Current
                                               Effective             Principal
     Issue Date             Due Date          Interest Rate           Amount
     ----------             --------          -------------           ------
September 1993            September 2003          6.12(1)           $1,500,000
September 1993            September 2003          6.12               2,220,000
September 1994            September 2004          8.20               2,690,000
December 1995             December 2005           6.54               1,020,000
June 1996                 June 2006               7.71               1,020,000
March 1997                March 2007              7.38(2)              430,000
                                                                    ----------

                                                                    $8,880,000
                                                                    ==========

----------
(1)  Interest rate was 3.12%from inception through September 1998

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

NOTE 3 -- Notes Payable to Banks

     At March 31, 2000 and June 30, 1999, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $35,000,000, respectively. At March 31, 2000 and June 30, 1999, the Company had $38,600,000 and $31,000,000, respectively, outstanding under these lines. The loans, which mature through June 8, 2000, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates range from approximately prime minus 1/4% to prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and were not required to maintain compensating balances.

NOTE 4 -- Preferred Stock

     Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60-month period on a straight- line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at March 31, 2000 and June 30, 1999 was approximately $-0- and $256,916, respectively.

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

     On April 17, 2000, The Company declared a cash dividend of $0.17 per common share, for a total of $296,752 which was paid on May 5, 2000.

NOTE 6 -- Income Taxes

     The provision for income taxes (benefit) for the periods ended March 31, 2000 and June 30, 1999, consists of the following:

                                               March 31, 2000      June 30, 1999
                                              ---------------      -------------

Federal                                           $2,063               $1,689
State and city                                    16,632               (2,458)
                                                --------             --------

                                                 $18,695                $(769)
                                                ========             ========


The above provision represents income taxes incurred on undistributed income for the respective years.


NOTE 7 -- Commitments and Contingencies

     Interest Rate Swap

     On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank expiring on June 8, 2001. This Swap transaction was entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. On October 13, 1998, the Company entered into an additional interest rate Swap transaction with the same bank for $5,000,000 expiring on October 8, 2001. These Swap transaction were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 6 for terms and effective interest rates). These Swap transaction call for a fixed rate of 5.86% and 4.95%, respectively for the Company if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

   On January 18, 2000, the Company entered into an additional interest rate swap transaction for $10,000,000, with a bank expiring January 8, 2001. This swap transaction calls for a fixed rate of 6.57% plus 150 basis points or an effective rate of 8.07%

     Interest Rate Cap

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

     Loan commitments

     At March 31, 2000 and June 30, 1999, the Company had commitments to make loans totaling approximately $1,505,000 and $4,058,000, at interest rate ranging from 8.25% to 18%.

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

     Equity Securities -- The Company's equity securities as of March 31, 2000 consist of investments in corporations who own and operate Chicago Taxicab
Medallions (44%), a dry cleaner (5%), Miami Taxicab Medallions (5%) a Telecommunications Company (37%), and an eyewear Internet company (9%).

     Debentures Payable to Small Business Administration -- The fair value of debentures as of March 31, 2000 and June 30, 1999 was approximately $8,989,000, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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

NOTE 9 -- Subsequent Event

     On May 4, 2000,  the company  executed an Agreement and Plan of Merger with
Medallion Financial Corporation ("Medallion"), pursuant to which the Company will merge into and with a wholly-owned subsidiary of Medallion (the "Transaction"). The Transaction, which is structured to qualify as a "pooling-of-interests" for accounting purposes, is subject to the approval of the shareholders of the Company, the satisfactory completion of due diligence by Medallion by July 4, 2000, approval of certain lenders, as well as the receipt of certain approvals from the U.S. Small Business Administration, the U.S. Department of Justice and the Federal Trade Commission and other customary closing conditions. Subject to the foregoing conditions, the Transaction is expected to close in the fourth quarter of 2000.

     The Transaction is structured as a tax-free exchange of shares of common stock of Medallion for each share of common stock of the Company. At Medallion's closing common stock price of $16.50 on May 3, 2000, the Transaction would be valued at approximately $17,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10Q and the Company's Annual Report for the year ended June 30, 1999.

General

     The Company is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

     The Company primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. The Company also makes loans and investments to persons who qualify under SBA regulation as "non-disadvantaged". The Company's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami Taxicab Medallions. The Company also makes loans and investments in other diversified businesses.

     Results of Operations
     For the Nine Months ended March 31, 2000 and 1999

     Total investment income

     The Company's investment income for the nine months ended March 31, 2000 increased to $5,096,577 from $4,100,967 (23.5%) for the nine month period ended March 31, 2000 and March 31, 1999. This increase was mainly due to an increase in the loan portfolio during the period. The portfolio increased from $49,303,758 as of March 31, 1999 to $58,583,357 as of March 31, 2000, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt. In addition, there was a gain on the sale of equity securities which amounted to $166,917.

     Operating Expenses

     Interest expense for the nine month period ended March 31, 2000 increased $628,900 ($2,433,497 from $1,804,597) over the similar period ended March 31, 1999. This increase was mainly due to increased bank borrowings for the period and by higher interest rates for the period ended March 31, 2000.

     Other operating expenses increased $288,148 when compared with the similar period ended March 31, 1999. This increase was mainly due to an increase in non-related legal fees generated from an increased investment in the Chicago Medallion Market (this amount is offset by additional origination fee income). In addition, the payroll costs and bad debts increased $52,170 and $68,665, when compared with the prior period, respectively.

     Results of  Operations
     For the Three Months ended March 31, 2000 and 1999

     Total investment income

     The Company's investment income for the three months ended March 31, 2000 increased to $1,822,169 from $1,406,021 or (29.5%) while compared with the three month period ending March 31, 1999. This increase was mainly due to an increase in the loan portfolio during the fiscal year. The portfolio increased from $49,303,758 as of March 31, 1999 to $58,583,357 as of March 31, 2000, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt. In addition, there was a gain on the sale of equity securities which amounted to $90,748.

     Operating Expenses

     Interest expense for the three month period ended March 31, 2000 increased $274,968 ($887,450 from $612,482) over the similar period ended March 31, 1999. This increase was mainly due to increased bank borrowings for the period and by higher interest rates for the period ended March 31,2000.

     Other operating expenses increased $119,553 when compared with the similar period ended March 31, 1999. This increase was due to a increase in bad debt expenses which was $89,080 as of March 31, 2000 versus $52,500 for the similar period ended March 31, 1999. In addition, the payroll costs and losses on assets acquired increased 45,525 and $25,076 respectively during the period.

Balance Sheet and Reserves

     Total assets increased $7,321,401 as of March 31, 2000 when compared with the balance sheet as of June 30, 1999. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market plus increases in the diversified loan portfolio. This expansion was financed by additional bank debt of $7,600,000, during the nine month period.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERITRANS CAPITAL CORPORATION

Date: May 15, 2000                 By:      /s/ Gary C. Granoff
                                            -------------------
                                            Gary C. Granoff
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)