Form 10-Q/A
period 1999-12-31
AMERITRANS CAPITAL CORP
filed 2000-09-22
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q/A



In connection with Ameritrans Capital Corporation (the "Company") acquiring all of the outstanding shares of Elk Associates Funding Corporation ("Elk"), on December 16, 1999 in a share for share exchange, the Company adjusted its accounting treatement for legal, accounting and other costs (Recapitalization Costs) associated with this share exchange. As adjusted, such costs are reflected as an expense of the period instead of a charge to additional paid in capital. As a result of this adjustment, the unaudited consolidated balance sheet as of December 31, 1999, the unaudited consolidated statements of operations for the three and six months ended December 31, 1999, the unaudited consolidated statement of cash flows for the six months ended December 31, 1999 and the disclosures in the notes to the unaudited consolidated financial statements have been restated to reflect this adjustment. (Please see Part I, Item 1). In addition, "Managements Discussion and Analysis of Financial
Condition and Results of Operations" has been updated to reflect this change. (Please see Part I, Item 2).

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q/A


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements......................................................    1
         Consolidated  Balance  Sheets as of December 31, 1999
           (unaudited) and June 30, 1999...........................................    2
         Consolidated  Statements of Operations -- For the Six Months
           and the Three Months ended December 31, 1999 and 1998 (unaudited).......    4
         Consolidated  Statements of Cash Flows -- For the Six
           Months Ended December 31, 1999 and 1998 (unaudited).....................    5
         Notes to Consolidated Financial Statements................................    7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................   14
           Signatures..............................................................   16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

On December 16, 1999, the Company acquired Elk in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and the Company had no operations. The consolidated balance sheet of the Company as of December 31, 1999, the related statements of operations, and cash flows for the six months ended December 31, 1999 and December 31, 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Elk's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 as filed with the Commission.

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

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31,1999 (Unaudited) and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 30, 1999  June 30, 1999*
                                                         -----------------  --------------
LIABILITIES
  Debentures payable to SBA                                 $ 8,880,000      $ 8,880,000
  Notes payable, banks                                       38,600,000       31,000,000
  Accrued expenses and other liabilities                        262,129          223,458
  Accrued interest payable                                      414,548          354,918
  Dividends payable                                             331,664          314,208
                                                            -----------      -----------
      TOTAL LIABILITIES                                      48,488,341       40,772,584
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value: 5,000,000 shares
  authorized; 1,745,600 shares issued and outstanding,              175              175
  Additional paid-in-capital                                 13,471,474       13,214,558
  Restricted capital                                                -0-          256,916
  Accumulated (deficit) retained earnings                      (330,448)           4,815
  Accumulated other comprehensive income                        261,753          261,753
                                                            -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                             13,402,954       13,738,217
                                                            -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $61,891,295      $54,510,801
                                                            ===========      ===========

* Restated

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

      For the Three Months and Six Months Ended December 31, 1999 and 1998

                                             Three Months Ended     Three Months Ended      Six Months Ended      Six Months Ended
                                              December 31, 1999      December 31, 1998      December 31, 1999     December 31, 1998
                                              -----------------      -----------------      -----------------     -----------------
INVESTMENT  INCOME
  Interest on loans receivable                    $ 1,502,653           $ 1,258,639            $ 2,906,923           $ 2,475,744
  Fees and other income                               176,755                87,642                291,316               219,204
  Gain on sales of equity security                     76,169                   -0-                 76,169                   -0-
                                                  -----------           -----------            -----------           -----------
    TOTAL INVESTMENT INCOME                         1,755,577             1,346,281              3,274,408             2,694,948
                                                  -----------           -----------            -----------           -----------
OPERATING EXPENSES
  Interest                                            818,863               617,983              1,546,047             1,192,115
  Salaries and employee benefits                      136,119               136,030                281,128               274,483
  Legal fees                                          142,581                51,926                237,549               144,261
  Miscellaneous administrative expenses               241,241               216,485                437,917               410,007
  Loss on assets acquired in
    satisfaction of loans, net                          1,876                (1,547)                 1,935                   268
  Directors' fee                                        5,250                 4,500                 20,250                13,250
  Bad debt expense                                     81,050                19,890                 81,050                48,965
  Recapitalization Costs                              345,941                                      345,941
                                                  -----------           -----------            -----------           -----------
TOTAL OPERATING EXPENSES                            1,772,921             1,045,267              2,951,817             2,083,349
                                                  -----------           -----------            -----------           -----------
OPERATING (LOSS) INCOME                               (17,344)              301,014                322,591               611,599
                                                  -----------           -----------            -----------           -----------
(LOSS) INCOME BEFORE INCOME TAXES                     (17,344)              301,014                322,591               611,599

INCOME TAXES (BENEFIT)                                  8,772                (5,656)                11,983                  (293)
                                                  -----------           -----------            -----------           -----------
    NET (LOSS) INCOME                             $   (26,116)          $   306,670            $   310,608           $   611,892
                                                  ===========           ===========            ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                             1,745,600             1,745,600              1,745,600             1,745,600
                                                  ===========           ===========            ===========           ===========
- Diluted                                           1,745,600             1,745,600              1,746,572             1,745,600
                                                  ===========           ===========            ===========           ===========
NET (LOSS) INCOME PER COMMON SHARE
- Basic                                           $    (.0150)          $     .1757            $     .1779           $     .3505
                                                  ===========           ===========            ===========           ===========
- Diluted                                         $    (.0150)          $     .1757            $     .1778           $     .3505
                                                  ===========           ===========            ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Six Months Ended December 31, 1999 and 1998

                                                                December 31, 1999      December 31, 1998
                                                                -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   310,608            $   611,892
                                                                   -----------            -----------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                       24,985                 18,375
    Increase in accrued interest receivable                           (143,413)               (82,454)
    Increase in prepaid expenses and other assets                      (46,036)              (136,715)
    Increase in accrued expenses and other liabilities                  38,671                 59,272
    Increase in accrued interest payable                                59,630                 75,113
                                                                   -----------            -----------
        TOTAL ADJUSTMENTS                                              (66,163)               (66,409)
                                                                   -----------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              244,445                545,483
                                                                   -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans receivable, assets acquired in
    satisfaction of loans and receivables from debtors
    on sales of assets acquired in satisfaction of loans            (6,910,242)            (6,286,934)
  Purchases (sales) of equity securities - net                         (34,760)              (195,947)
  Acquisition of furniture, fixtures and leasehold
    improvements                                                       (46,211)               (11,134)
                                                                   -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES                       (6,991,213)            (6,494,015)
                                                                   -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, banks, net                           7,600,000              5,565,000
   Dividends paid                                                     (628,416)              (628,416)
                                                                   -----------            -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  $ 6,971,584            $ 4,936,584
                                                                   -----------            -----------

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

     Common stock equivalents have been excluded from the weighted-average shares for 1998 and for the three months ended December 31, 1999, as inclusion is anti-dilutive. At December 31, 1999, the Company had 122,224 options outstanding. For the six months ended December 31, 1999, 52,225 of these options are considered anti-dilutive and the remaining 70,000 options are dilutive and resulted in common stock equivalents of 972 shares.

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

NOTE 9 -- Accounting Adjustments

     In connection with the Company acquiring all of the outstanding shares of Elk on December 16, 1999 in a share for share exchange, the Company adjusted its accounting treatment for the legal, accounting and other costs ("Recapitalization costs") associated with the share exchange. As adjusted such costs are reflected as an expense of the period instead of a charge to additional paid in capital. The adjustment was made to properly account for the nature of costs incurred in the share for share exchange.

     The adjustment resulted in a decrease of $.1982 basic, $.1981 diluted and $.1982 basic and diluted earnings per share for the three and six months ended December 31, 1999, respectively. Retained earnings as of December 31, 1999 was reduced by $345,941. The unaudited consolidated balance sheet as of December 31, 1999, the unaudited consolidated statements of operations for the three and six months ended December 31, 1999, and the unaudited consolidated statement of cash flows for the six months ended December 31, 1999, have been restated to reflect this adjustment. No restatement of prior periods financial statements were required.

NOTE 10 -- Subsequent Events

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

     Other operating expenses for the six months ended September 30, 1999 increased $514,536 when compared with the similar period ended December 31, 1998. This increase was mainly due to increases in non-related legal fees generated from an increase in the Chicago Medallion Market. This amount is offset by additional origination fee income. During the period ended December 31, 1999 the Company in conjunction with its share for share exchange with Elk incurred legal, professional and filing costs which amounts have been written off in the amount of $349,941. These costs are one time non-operating expenditures in connection with the merger.

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

     Other operating expenses increased $526,704 when compared with the similar three month period ended December 31, 1998. This increase was mainly due to a increase in non-related legal fees incurred consistent with the increase of investments in the Chicago Medallion market, as discussed above. This is offset by additional origination fee income. In addition, bad debts increased $61,160 when compared with the similar period. During the period ended December 31, 1999 the Company in conjunction with its share for share exchange with Elk incurred legal, professional and filing costs which amounts have been written off in the amount of $349,941. These costs are one time non-operating expenditures in connection with the merger.

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


                         AMERITRANS CAPITAL CORPORATION


Date: September 22, 2000                By:  /s/ Gary C. Granoff
                                             -------------------
                                        Gary C. Granoff
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)


                         AMERITRANS CAPITAL CORPORATION