Form 10-Q/A
period 2000-03-31
AMERITRANS CAPITAL CORP
filed 2000-09-22
CIK 1064015

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

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q/A

Purpose of Amendment

In connection with Ameritrans Capital Corporation (the "Company") acquiring all of the outstanding shares of Elk Associates Funding Corporation ("Elk"), on December 16, 1999 in a share for share exchange, the Company adjusted its accounting treatement for legal, accounting and other costs (Recapitalization costs) associated with this share exchange. As adjusted, such costs are reflected as an expense of the period instead of a charge to additional paid in capital. As a result of this adjustment, the unaudited consolidated balance sheet as of March 31, 2000, the unaudited consolidated statements of operations for the three and nine months ended March 31, 2000, the unaudited consolidated statement of cash flows for the nine months ended March 31, 2000 and the disclosures in the notes to the unaudited consolidated financial statements have been restated to reflect this adjustment. (Please see Part I, Item 1). In addition, "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been updated to reflect this change. (Please see Part I Item 2).

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q/A

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

On December 16, 1999, the Company acquired Elk in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and the Company had no operations. The consolidated balance sheet of the Company as of March 31, 2000, the related statements of operations, and cash flows for the nine months ended March 31, 2000 and March 31, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Elk's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 as filed with the Commission.

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

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2000 (Unaudited) and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   March 31, 2000    June 30, 1999*
                                                                   --------------    --------------
LIABILITIES
        Debentures payable to SBA ..........................        $ 8,880,000        $ 8,880,000
        Notes payable, banks ...............................         38,600,000         31,000,000
        Accrued expenses and other liabilities .............            443,147            223,458
        Accrued interest payable ...........................            403,189            354,918
        Dividends payable ..................................            296,752            314,208
                                                                    -----------        -----------

             TOTAL LIABILITIES .............................         48,623,088         40,772,584
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
        Common stock, $.0001 par value: 5,000,000 shares
        authorized; 1,745,600 shares issued and outstanding,                175                175
        Additional paid-in-capital .........................         13,471,474         13,214,558
        Restricted capital .................................                -0-            256,916
        Accumulated (deficit) retained earnings.............           (374,289)             4,815
        Accumulated other comprehensive income .............            111,754            261,753
                                                                    -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY ....................         13,209,114         13,738,217
                                                                    -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....        $61,832,202        $54,510,801
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

                                           AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                 For the Three Months and Nine Months Ended March 31, 2000 and 1999


                                                Three Months Ended     Three Months Ended    Nine Months Ended    Nine Months Ended
                                                  March 31, 2000        March 31, 1999        March 31, 2000       March 31, 1999
                                                ------------------     ------------------    -----------------    -----------------
INVESTMENT  INCOME
  Interest on loans  receivable                    $1,612,746              $1,328,597             $4,519,669           $3,804,341
  Fees and other income                               118,675                  77,424                409,991              296,628
  Gain on sales of equity sec                          90,748                     -0-                166,917                  -0-
                                                  -----------             -----------            -----------          -----------

       TOTAL INVESTMENT INCOME                      1,822,169               1,406,021              5,096,577            4,100,969
                                                  -----------             -----------            -----------          -----------

OPERATING EXPENSES
     Interest                                         887,450                 612,482              2,433,497            1,804,597
     Salaries  and employee  benefits                 202,743                 157,218                483,871              431,701
     Legal fees                                        94,495                  77,874                332,044              222,135
     Miscellaneous  administrative expenses           169,809                 172,683                607,726              582,690
     Loss on assets acquired in
        satisfaction of loans, net                     30,240                   5,164                 32,175                5,432
     Directors' fee                                    11,625                  13,000                 31,875               26,250
     Bad debt expense                                  89,080                  52,500                170,130              101,465
     Recapitalization Costs                            77,104                                        423,045
                                                  -----------             -----------            -----------          -----------

TOTAL OPERATING EXPENSES                            1,562,546               1,090,921              4,514,363            3,174,270
                                                  -----------             -----------            -----------          -----------

OPERATING INCOME                                      259,623                 315,100                582,214              926,699

       NET INCOME BEFORE INCOME TAXES                 259,623                 315,100                582,214              926,699

INCOME TAXES (Benefit)                                  6,712                     224                 18,695                  (69)
                                                  -----------             -----------            -----------          -----------
       NET INCOME                                    $252,911                $314,876               $563,519             $926,768
                                                  ===========             ===========            ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                          1,745,600               1,745,600              1,745,600            1,745,600
     DILUTED                                        1,748,360               1,750,475              1,748,360            1,750,475
                                                  ===========             ===========            ===========          ===========


NET INCOME PER COMMON SHARE
     BASIC                                             $.1449                  $.1803                 $.3228               $.5309
     DILUTED                                           $.1447                  $.1799                 $.3223               $.5294
                                                  ===========             ===========            ===========          ===========


    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Nine Months Ended March 31, 2000 and 1999

                                                                    March 31, 2000    March 31, 1999
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  563,519        $  926,768
                                                                     -----------       -----------

    Adjustments  to  reconcile  net  income to net cash
        provided  by  operating activities:
        Depreciation and amortization                                     37,485            28,194
        Increase in accrued interest receivable                          (87,430)         (139,100)
       (Increase) decrease in prepaid expenses and other assets           16,837          (147,540)
        Increase in accrued expenses and other liabilities               219,689            73,532
        Increase (decrease) in accrued interest payable                   48,271            (2,872)
                                                                     -----------       -----------

            TOTAL ADJUSTMENTS                                            234,852          (187,786)
                                                                     -----------       -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                   798,371           738,982
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans      (7,823,688)       (7,861,661)
        Purchases (sales) of equity securities                            31,337          (267,241)
        Acquisition of furniture, fixtures and leasehold
            improvements                                                 (48,362)          (14,589)
                                                                     -----------       -----------

            NET CASH USED IN INVESTING ACTIVITIES                     (7,840,713)       (8,143,491)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable, banks, net                        7,600,000         7,265,000
        Dividends paid                                                  (960,080)         (942,624)
                                                                     -----------       -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                $6,639,920        $6,322,376
                                                                     -----------       -----------


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

     Elk, a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk has also registered as an investment company under the Investment Company Act of 1940 to make business loans.

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

     At March 31, 2000 and 1999 the Company had 133,336 and 100,000 options outstanding, of which 30,000 and 30,000 options, respectively, are considered anti-dilutive and the remaining 103,336 and 70,000 options, respectively, are dilutive and resulted in common stock equivalents of 2,760 and 4,875 shares, respectively.

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
                                                                    ----------

                                                                    $8,880,000
                                                                    ==========

----------
(1)  Interest rate was 3.12% from inception through September 1998

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

     The adjustment resulted in a decrease of $.0442 basic, $.0441 diluted and $.2424 basic, $.2420 diluted earnings per share for the three and nine months ended March 31, 2000, respectively. Retained earnings as of January 1, 2000 and March 31, 2000 were reduced by $345,941 and $77,104, respectively. The unaudited consolidated balance sheet as of March 31, 2000, the unaudited consolidated statements of operations for the three and nine months ended March 31, 2000, and the unaudited consolidated statement of cash flows for the nine months ended December 31, 1999, have been restated to reflect this adjustment. No restatement of prior periods financial statements were required.

NOTE 10 -- Subsequent Event

     On May 4, 2000,  the Company  executed an Agreement and Plan of Merger with
Medallion Financial Corporation ("Medallion"), pursuant to which the Company will merge into and with a wholly-owned subsidiary of Medallion (the "Transaction"). The Transaction, which is structured to qualify as a "pooling-of-interests" for accounting purposes, is subject to the approval of the shareholders of the Company, approval of certain lenders, and regulatory approval. The Transaction is expected to close in the fourth quarter of 2000.

     The Transaction is structured as a tax-free exchange of shares of common stock of Medallion for each share of common stock of the Company. At Medallion's closing common stock price of $16.50 on May 4, 2000, Ameritrans shareholders would receive .5563 shares of Medallion common stock, or $9.18.

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

     Other operating expenses increased $711,193 when compared with the similar period ended March 31, 1999. This increase was mainly due to an increase in non-related legal fees generated from an increased investment in the Chicago Medallion Market (this amount is offset by additional origination fee income). In addition, the payroll costs and bad debts increased $52,170 and $68,665, when compared with the prior period, respectively. During the period ended March 31, 2000 the Company in conjunction with its share exchange with Elk incurred legal, professional and filing costs which amounts have been written off in the amount of $423,045. These costs are one time non-operating expenditures in connection with the merger.

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

     Other operating expenses increased $196,657 when compared with the similar period ended March 31, 1999. This increase was due to a increase in bad debt expenses which was $89,080 as of March 31, 2000 versus $52,500 for the similar period ended March 31, 1999. In addition, the payroll costs and losses on assets acquired increased 45,525 and $25,076 respectively during the period. During the period ended March 31, 2000 the Company in conjunction with its share exchange with Elk incurred legal, professional and filing costs which amounts have been written off in the amount of $77,104. These costs are one time non-operating expenditures in connection with the merger.

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