Form 10-K
period 2000-06-30
AMERITRANS CAPITAL CORP
filed 2000-09-29
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended June 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to _________

                           Commission File No. 0-22153


                         AMERITRANS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


      Delaware                                         52-2102424
(State of incorporation)                    (I.R.S. Employer Identification No.)


                   747 THIRD AVENUE, NEW YORK, NEW YORK 10017
               (Address of principal executive offices) (Zip Code)

                                 (800) 214-1047
               Registrant's Telephone Number, including Area Code:


          Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of September 27, 2000 was approximately $8,924,388, based on the last sale price of the Registrant's Common Stock on the Nasdaq SmallCap Market as of the close of business on September 27, 2000. There were 1,745,600 shares of the Registrant's Common Stock outstanding as of September 27, 2000.

                         AMERITRANS CAPITAL CORPORATION

                           2000 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                           Page
                                                                           ----
PART I ...................................................................   1
     ITEM 1. BUSINESS OF AMERITRANS ......................................   1
     ITEM 2. PROPERTIES ..................................................  22
     ITEM 3. LEGAL PROCEEDINGS ...........................................  22
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  22

PART II ..................................................................  23
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS .................................  23
     ITEM 6. SELECTED FINANCIAL DATA .....................................  24
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS .........................  26
     ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK .................................................  30
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................  30
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES ........................  30

PART III .................................................................  31
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........  31
     ITEM 11. EXECUTIVE COMPENSATION .....................................  34
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ................................................  36
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............  38

PART IV ..................................................................  39
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K ..................................................  39

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS .................  39

SIGNATURES ...............................................................  40

                                     PART I

ITEM 1. BUSINESS OF AMERITRANS

                                    BUSINESS

GENERAL

     Ameritrans Capital Corporation (the "Company" or "Ameritrans") was formed in 1998 to engage in lending and investment activities, primarily with small and medium-sized businesses, directly and through subsidiaries. On December 16, 1999, Ameritrans acquired Elk Associates Funding Corporation ("Elk") in a one-for-one share exchange in which Elk stockholders received shares of common stock of Ameritrans, and Elk became a wholly-owned subsidiary. Elk is a "small business investment company," or "SBIC," formed in 1979 and licensed by the U.S. Small Business Administration ("SBA") in 1980.

     Elk makes loans to the owners of taxi medallion businesses in the New York City, Chicago, Miami and Boston markets and to other small businesses. Elk has never experienced any material losses of principal in connection with taxi financings. Loans made to finance the purchase or continued ownership of taxi medallions, taxis and related assets represented approximately 79% of Elk's loan portfolio as of June 30, 2000. Loans made to finance the acquisition and/or operation of other small businesses constitute the balance of Elk's loan portfolio.

     To date, our only activities have been the operation of Elk. Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operations of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors, and the same individuals are the executive officers and directors of both companies.

     In addition, both Ameritrans and Elk have elected to be treated as "regulated investment companies," or "RICs," for tax purposes. Under the Internal Revenue Code, as RICs, we will generally not be subject to U.S. federal corporate income tax on our investment income, if we make qualifying distributions of our income to stockholders. As RIC's we qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder. The Company recently announced that it will not pay any dividends to its shareholders for the three months ended
June 30, 2000 due to the Company taking write-offs of certain diversified, non-taxi loans.

     Because it is an SBIC, Elk's operations are subject to other restrictions, and all loans and investments must comply with applicable SBA Regulations. For example, the interest rate that Elk can charge, the percentage of any other company it can own, the size of the businesses to which it can make loans, and the length of time to the maturity date are limited by SBA rules. Elk's business is funded by loans from banks and, to a lesser extent, by the proceeds of subordinated debentures issued to the SBA. Ameritrans is not an SBIC and is not subject to SBA regulation. See "Elk's Loans" and "Regulation -- The Small Business Act of 1958."

Proposed Merger

     Ameritrans proposes to enter into a merger with AMTC Merger Corp., a wholly-owned subsidiary of Medallion Financial Corp. ("Medallion") pursuant to an Agreement and Plan of Merger dated as of May 4, 2000, as amended August 29, 2000. (the "Merger Agreement"). Consummation of the Merger is subject to various conditions, including the affirmative vote of the holders of at least two-thirds of the outstanding shares of Ameritrans common stock.

     The Merger Agreement contemplates the issuance of shares of common stock of Medallion as consideration for the surrender and exchange of the outstanding shares of common stock of Ameritrans. The number of shares to be issued by Medallion as the merger consideration is dependent upon the average market price of Medallion common stock over a twenty (20) day time period immediately prior to the closing of the Merger. Based upon a closing price of Medallion's common stock of $17.00, for example, at the time of closing Ameritrans stockholders would receive $9.43 per share or 0.5547 shares of Medallion for each Ameritrans share. If the average market price of Medallion common stock over the twenty
(20) day period is less than $15.00 per share, then either Ameritrans or Medallion has the right to terminate the Merger Agreement. The Merger Agreement contains other customary terms and provisions, including representations, warranties, covenants, and conditions. The Merger Agreement contemplates that the Merger will be accounted for under the pooling of interests method of accounting.

CURRENT BUSINESS ACTIVITIES

     AMERITRANS. To date, Ameritrans' only activities have been the operation of Elk.

     ELK. Elk was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk has made loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets.

     Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2000, totaled $631,974 or 1.0% of total assets. Elk may make additional equity investments. However, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets. Elk has one (1) wholly-owned subsidiary, EAF Holding Corporation, formed in 1992, the sole activities of which are to own and operate certain real estate assets acquired in satisfaction of loans.

TAXI MEDALLION FINANCE INDUSTRY AND MARKET OVERVIEW

     THE NEW YORK CITY TAXI MEDALLION INDUSTRY AND MARKET. Under current law, the number of taxi medallions that may be issued by New York City is limited to 12,187. There are two types of medallions: corporate and individual owner-driver. Of the total of 12,187 medallions, 7,058 are corporate medallions and 5,129 are for individually owned cabs. A corporate medallion is issued for a cab owned by a corporation that owns a minimum of two cabs and two corporate medallions (i.e., one corporate medallion per cab). An individual owner-driver may not own more than one cab and one medallion. Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called "minifleet").

     Only 11,787 medallions could be issued until August 8, 1995, when a law permitting the issuance of up to 400 additional taxi medallions over a three-year period went into effect. The New York City Taxi and Limousine Commission (the "TLC") conducted the sale of 133 medallions in May 1996, 133 medallions in October 1996, and 134 medallions on October 1, 1997. Of these new medallions, 160 were sold to individuals and the balance to minifleets in lots of two.

     At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. Elk's most recent experience, in June 2000, was that individually owned medallions sold for approximately $210,000 and corporate medallions sold for approximately $250,000 each. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

     Based upon statistics obtained from the TLC, from 1989 through 1998, the number of corporate medallions that were resold by their holders varied each year from approximately 245 to 440, which suggests that there were between 122 and 220 minifleet corporations in need of financing each year, while the number of individual owner medallions sold each year varied from 250 to 415. Assuming that a typical minifleet financing for purchases of medallions might involve a sum of approximately $450,000, the dollar volume of New York City minifleet financings might range from $49 million to $88 million a year. Assuming that a typical individual medallion financing for a purchase of a medallion involves a sum of approximately $180,000, the dollar volume of New York City individual medallion financing might range from $45 million to $75 million a year.

     In addition to financings for purchases and sales of medallions, a substantial market exists for refinancing the indebtedness of existing minifleet or individual medallions. Management estimates this market to exceed that of the market for financing transfers, and to be in excess of $100,000,000 per year.

     A prospective medallion owner must meet the requirements of the TLC, which approves all sales and transfers. In general, the requirements are that the prospective owner have no criminal record, that the purchase funds be derived from legitimate sources, and that the taxi vehicle and meter meet specifications set by the TLC. Also required is a clearance from prior insurers of the seller in the form of letters stating that there are no outstanding claims for personal injuries in excess of insurance coverage.

     NEW YORK MARKETING STRATEGY FOR MEDALLION FINANCING. Medallion transfers in the New York City market are usually handled through medallion brokers, who have frequent contact with taxi owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties.

     Elk has received a significant number of referrals from certain medallion brokers in New York. Elk also receives referrals from financing brokers and its borrowers. In addition, Elk occasionally places advertisements in local industry newspapers and magazines. Elk also uses brokers, advertising and referrals in connection with its taxi lending business in the Chicago, Boston, and Miami markets.

     CHICAGO TAXI MEDALLION INDUSTRY AND MARKET. As part of its geographic diversification strategy, Elk studied the Chicago taxi medallion market in 1994, and began making loans in Chicago in April, 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division. The number of taxi medallions is limited by city ordinances, and until 1988, these ordinances gave control of the majority of the medallions to the two largest taxi operators in Chicago, Yellow Cab Co., and Checker Taxi Co., Inc.

     Since 1988, the taxi industry in Chicago has shifted toward more individual ownership. Over the succeeding 10 years, the Yellow Cab Co. and Checker Taxi Co., Inc., pursuant to a new ordinance, gave 1,300 medallions back to the City, and the City added 100 medallions each year. These medallions were distributed in a lottery system to taxi drivers who had never owned a medallion. By July, 1997, there were a total of 5,700 medallions issued in Chicago, of which Yellow Cab Co. owned approximately 2,071, and the remaining 3,629 were owned by individual owner drivers, or by individual operators who had purchased multiple medallions.

     In December, 1997, the City Council increased the number of medallions by 1,000 additional medallions, to be issued over a period of the succeeding three years. Of these medallions, 500 will be issued in lotteries to taxi drivers who never owned a medallion, and the other 500 will be auctioned to the highest bidder. In the November 1998 auction of 150 medallions, there were 499 bids to purchase medallions. The winning bid prices ranged from $57,000 to $63,000 per medallion, which was approximately the same as open market prices for taxi medallions that were sold in Chicago at that time. In the August, 1999 auction of 150 medallions, the winning bid prices ranged from 65,000 to 70,000.

     On January 21, 1999, the Yellow Cab Co. auctioned 175 medallions in a sealed bid auction at prices equal to the current open market value price for medallions. It is likely that the Yellow Cab Co. will continue to auction off its medallions in the future, in order to become a medallion service business serving the individual owner drivers who acquire the medallions.

     It has been our experience that as the Chicago market has expanded, it has also become more competitive. In addition, as the City of Chicago and now Yellow Cab Co. supply medallions to the market place, we expect that the taxi medallion market will continue to grow, with more and more owner-drivers and individual owner-operators of multiple medallions. To the extent that there are more owner-operators and individual owner-operators of multiple medallions in the market, we believe that there will be increased opportunities for us to serve this market.

     Chicago city regulations set forth certain qualifications that all owners of taxi medallions must meet, and require that all security interests in medallions be registered with the Department of Consumer Services. The Department of Consumer Services also is involved (along with the City Council) in setting taxi fares, and in setting maximum lease rates that may be charged by owners to lessees of taxis, who drive them on a daily, weekly, or monthly basis.

     CHICAGO MARKETING STRATEGY FOR MEDALLION FINANCING. At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions. Elk's most recent experience was that medallions were selling for between $65,000 and $70,000 per medallion. In addition, the City of Chicago imposes a 5% transfer tax on a medallion held for two years or more, a 10% transfer tax on a medallion held for between one and two years, and a 25% transfer tax on a medallion held less than one year. The recent imposition of the transfer taxes, in addition to being a source of revenue to the City, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis.

     We believe that as many as 1,000 medallions are bought each year by purchasers, and at today's market value, this would give gross potential volume of approximately $65,000,000. If 80% of these purchases were financed, the annual market for loans to purchase medallions would be $52,000,000 per annum. In addition to purchases and sales of medallions, a substantial market exists for refinancing the indebtedness of existing owners. Based on the number of medallions currently issued and to be issued, we believe the market for financing transfers could exceed $60,000,000 per year.

     BOSTON TAXI MEDALLION INDUSTRY AND MARKET. Elk began to review the Boston taxi market in the fall of 1994 and began making loans in this market in 1995. Since 1930, the Boston Police Commissioner has had exclusive jurisdiction over the regulation of taxi operations, including the issuance and transfer of medallions. The Hackney Carriage Unit of the Boston Police Department deals with taxi regulatory issues.

     By statute, the number of medallions issued in the City of Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when the City sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. The City of Boston auctioned another 75 medallions in September 1999 and 57 medallions in May of 2000.

     Under the applicable statutes and rules, Boston taxi medallions are assignable, subject to the approval of the Police Commissioner. In practice, transfer applications are submitted to the Hackney Carriage Unit, which has issued guidelines and forms for transfers. Loans by financial institutions or individuals are secured by taxi medallions and assets are routinely allowed in accordance with the Hackney Carriage Unit's "Procedures for Recording Secured Party Interest."

     BOSTON MARKETING STRATEGY FOR MEDALLION FINANCING. The Boston taxi market services the City of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the Carriage News, a local trade newspaper, and the use of forwarding brokers. Our efforts have resulted a loan portfolio of approximately $1,638,000 as of June 30, 2000.

     MEDALLION INDUSTRY IN METRO-DADE COUNTY, (MIAMI AREA), FLORIDA. Elk began to investigate the Miami area taxi market in 1995, and began making loans in 1996. The Miami taxi industry has been regulated on a county-wide basis in Metro-Dade County, Florida since 1981. The Passenger Transportation Regulatory Division (the "PTRD") of the Metro-Dade County Consumer Services Division oversees taxi operations and licenses in accordance with the Metro-Dade County Code.

     Until April 1999, each taxi operator in Metro-Dade County was required to obtain a "For-Hire" license. The number of licenses was limited to one license for each 1,000 residents in the county. With approximately 2,100,000 residents in the county, 2,100 licenses could have been issued; however, only 1,827 licenses are currently authorized, of which 1,824 have been issued. In 1991, a For-Hire license loan program was approved, authorizing the use of loans to purchase (but not to refinance) licenses and taxis. Any lender must be a licensed lending institution authorized to do business in Florida. To the best of our knowledge, Elk is currently one of only two lending institutions that are authorized to make loans to the taxi industry in Metro-Dade County. Transfers of licenses and financing arrangements are subject to prior approval by the PTRD and the County Board of Commissioners.

     For-Hire licenses were considered a privilege, not a property right. However, since licenses were limited in number, the marketplace created a "market price" or value in connection with the transfer of the license right to a purchaser. As of April 1999, the Metro-Dade County Code was amended to create a "medallion," or property right, system with a view to attracting traditional financing providers to provide the taxi industry with additional funding sources. Existing For-Hire licenses were automatically converted into medallions.

     According to official Metro-Dade County publications, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of from two to five licenses. The number of license transfers has been generally increasing in recent years, with a high of 197 transfers in 1997, with an average reported price of $51,658. However, we believe that the present market price of licenses/medallions in Metro-Dade County is between $75,000 to $80,000 per medallion.

     MIAMI AREA MARKETING STRATEGY FOR MEDALLION FINANCING. We believe that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will open a large new market for taxi medallion financing in the Miami area. As of June 30, 2000, the total principal amount of our outstanding taxi loans in the Miami area was approximately $1,620,094.

COMMERCIAL (NON-TAXI) LOANS -- OVERVIEW

     Elk began making loans to diversified (non-taxi) small businesses ("Commercial Loans") in the New York City metropolitan area in 1985, in order to diversify its loan portfolio, which until that time had consisted almost entirely of loans to owners of New York City taxi medallions. After a period of losses in its Commercial Loan portfolio from 1991 to 1994, Elk has been increasing this portfolio on a selective basis since 1995, with a concentration on loans to operators of retail dry cleaners and laundromats. Recently, Elk has also begun geographically expanding its Commercial Loan portfolio, with loans in South Florida, Massachusetts, and North Carolina.

     Elk has chosen to concentrate its Commercial Loan portfolio in loans secured by retail dry cleaning and coin-operated laundromat equipment because of certain characteristics similar to taxi medallion lending that make these industries attractive candidates for profitable lending. These factors include: (i) relatively high fixed rates of interest ranging from approximately 325 to 700 basis points over the prevailing Prime Rate at the time of origination, (ii) low historical repossession rates,
(iii) vendor recourse in many cases, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment, and for resale of businesses as going concerns through transfers of the leasehold and business equipment to new operators, and (vi) a collateral service life that is frequently twice as long as the term of the loans. We estimate that there are approximately 4,000 retail dry cleaners and approximately 3,000 laundromats in the New York City metropolitan area. In addition, we believe that specialization in the dry cleaning and laundromat industries will permit relatively low administrative costs because documentation and terms of credit are standardized, and the consistency among the loans has simplified credit review and portfolio analysis.

     We further believe that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Elk's other Commercial Loans are currently spread among other industries, including auto sales, retirement home, garden center, commercial construction, car wash, theater, restaurant, and financial services.

     Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business, and Elk has originated Commercial Loans in principal amounts up to $1,000,000. Elk generally retains these loans, although from time to time it sells participation interests in its loans to diversify risk, or purchases participation interests in loans generated by other SBICs.

ELK'S LOANS

     Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2000, ranged from 8.0% to 18% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the 1958 Act was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC. As such, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2000 more than 95% of Elk's loans and investments were to Disadvantaged Concerns.

     Elk intends to continue to make loans to Disadvantaged Concerns, particularly in connection with the ownership of taxis and related assets in the New York City and Chicago markets. Elk also intends to diversify its activities by lending and investing in a broader range of Small Business Concerns.

     SBA Regulations set forth a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lower eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2000 was 19%. See "Regulation -- The Small Business Act of 1958."

     Elk has agreed with the SBA that it must maintain a non-taxi investment/loan portfolio (included with the combination of its assets acquired and receivables on assets acquired in the future) in an amount not less than its outstanding SBA guaranteed leverage (i.e., debentures) issued since 1995, which amount is currently $2,470,000. See "Investment Policies -- Elk's Investment Policies -- Concentration of Investments."

     Elk may revise the nature of its loan portfolio at such time as its Board of Directors determines that such revision is in the best interests of Elk. Elk does not currently anticipate that its loan portfolio will realize an annual turnover in excess of 50%. Elk will not lend to, or otherwise invest more than the lesser of (i) 10% of its total assets, or (ii) 30% of its paid-in capital attributable to its Common Stock in any one Small Business Concern. Elk has not made, and is prohibited by applicable SBA Regulations from making, loans to officers, directors or principal stockholders of Elk or "associates" of Elk, as such term is defined in applicable SBA Regulations.

TAXI MEDALLION FINANCING LOANS

     The large majority of Elk's loans have been made to purchasers or owners of New York City taxi medallions. Since Elk commenced operations it has made over $175,000,000 of such loans. However, the New York market has become increasingly more competitive, and the value of medallions has remained essentially unchanged for the last few years, although between July 1, 1999 and June 30, 2000 medallion prices in New York City dropped approximately 15%. This has limited Elk's opportunities to make profitable loans or expand its activities in this market. Consequently, in 1995 and 1996, Elk began expanding its taxi lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased and continued to be profitable. During the time Elk has been making taxi loans in these markets, the market prices of medallions have been increasing. Since April 1995 when Elk began making loans in the Chicago taxi medallion market, the market value of a medallion has increased from approximately $32,000 to approximately $68,000. During the time Elk has been making taxi loans in Boston and the Miami area, the market price of medallions has increased from approximately $90,000 to $180,000 in Boston and from approximately $55,000 to $80,000 in Miami.

     As of June 30, 2000, $16,822,002, or 30%, of the aggregate principal amount of its outstanding loans of $56,806,579, represented loans made to finance the purchase or continued ownership of New York City taxi medallions and related assets; an aggregate of $24,980,811, or 44%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago, and the balance of $15,003,766 or 26% consisted of loans to various commercial borrowers, of which $1,637,688, or 2.9%, was invested in Boston taxi medallion financing and $1,620,094, or 2.9%, was invested in Miami taxi medallion financing. See " -- Loan Portfolio; Valuation," below.

     Due to increasing competition, annual interest rates for new loans in the New York market are currently averaging 9.5%. Interest rates on Chicago taxi loans generally have ranged from 12% to 14% per year. With additional competition presently in the market place, it is expected that rates will range in the near term from 11% to 13% per year on new loans, depending upon the size of the loan, the repayment schedule, the balloon dates, the loan-to-value ratio, and the credit history of the borrower. In addition, most loans that Elk has made have been for four to six year terms and are self-amortizing. With increased competition in the market, the term of the loan may be expected to increase to periods longer than six years. Interest rates on loans in the Boston market currently range from 10-12%, and in the Miami market currently range from 12-13%.

COMMERCIAL LOAN PORTFOLIO

     Elk began making non-taxi Commercial Loans in 1985. Due to the effects of the nationwide recession of the early 1990's on the New York City metropolitan area economy, between 1990 and

1994 Elk suffered significant losses in its Commercial Loan portfolio. These losses were primarily written off against income earned by Elk on its taxi loan portfolio. By 1995, the local economy had improved and Elk again began making selective Commercial Loans, and its activities in this area have been increasing steadily. At June 30, 1995, Commercial Loans totaled $1,275,654, or 5.5%, of Elk's total loan portfolio, while at June 30,2000, Commercial Loans totaled $11,745,984, or 20.7%, of Elk's total loan portfolio. For the year ended June 30, 2000 the Company wrote-off certain commercial loans aggregating $617,846.

     At June 30, 2000, Elk's Commercial Loan portfolio consisted of 78 loans, of which 13 loans totaling $1,821,367 were to dry-cleaning businesses, 34 loans totaling $5,536,645 were to laundromat businesses, and 31 loans totaling $4,387,972 were to a variety of other small businesses. Loans to dry cleaners and laundromats represented 62.6% of the aggregate principal amount of Commercial Loans outstanding at June 30, 2000.

     Elk generally originates Commercial Loans by financing the cost of dry cleaning, laundromat or other business-specific equipment, while the borrower is making an equity investment to finance the cost of installation, building of appropriate infrastructure to support the equipment, installation of other equipment necessary for the business operations, other decorations and working capital. Substantially all Commercial Loans are collateralized by first security interests in the assets being financed by the borrower, or by real estate mortgages. In addition, Elk generally requires personal guaranties from the principals of the borrower and in limited cases obtains recourse guaranties from the equipment vendors.

     Elk's Commercial Loans typically require equal monthly payments covering accrued interest and amortization of principal over a four to eight year term and generally can be prepaid with a fee of 60 to 90 days of interest during the first several years of the loan. The term of, and interest rate charged on, Elk's Commercial Loans are subject to SBA Regulations.

     Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on New York City taxi medallion loans. The Company believes that the increased yield on Commercial Loans compensate for their higher risk relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 8% to 18%.

LOAN PORTFOLIO; VALUATION

     The following table sets forth a classification of the Company's outstanding loans as of June 30, 2000 (unaudited):

                                                                                      Maturity
                                                    Number           Interest           Dates           Balance
Type of Loan                                       of Loans           Rates          (In Months)      Outstanding
-----------------------------------------------------------------------------------------------------------------
New York City:
 Taxi medallion                                         103             8 - 16%        48 - 300        $16,612,749
 Radio car service                                       27            11 - 15%         24 - 48            209,253

Chicago:
 Taxi medallion                                         484            11 - 16%        21 - 120         24,980,811

Boston:
 Taxi medallion                                          13           9.5 - 11%        39 - 180          1,637,688

Miami:
 Taxi medallion                                          40          10.5 - 16%        29 - 180          1,620,094

Other loans:
 Restaurant                                               4            10 - 12%        60 - 180            327,261
 Hairdresser                                              2                 12%             180             69,322
 Car Wash/Auto Center                                     7           8 - 10.5%        60 - 180            880,027
 Golf Course                                              1                 14%              12            200,000
 Bagel store                                              1                 14%              60             13,513
 Dry Cleaner                                             13          10.5 - 18%        48 - 120          1,821,367
 Laundromat                                              34           9.5 - 18%         51 - 84          5,536,645
 Laundry Equipment Dealer                                 1                9.5%              52             68,966
 Financial Services                                       1                 14%             120            252,782
 Black Car Service (real property)                        4          10.5 - 11%        60 - 180            652,380
 Auto Sales                                               3            12 - 13%        57 - 120            275,349
 Embroidery Manufacturer                                  2            12 - 18%         24 - 60            214,209
 Movie Theater                                            1                 16%             120            157,298
 Retirement home                                          1                 14%              84            300,000
 Garden Supply/Florist                                    1                 14%              91            287,500
 Commercial Construction                                  2            13 - 16%         72 - 84            689,365
                                                       ----                                            -----------
                                                        745

      Total Loans Receivable                                                                            56,806,579
                                                                                                       -----------
 Less: Allowance for loan losses                                                                           380,000

      Loans Receivable, net                                                                            $56,426,579
                                                                                                       ===========

     Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio. The interest rates charged by Elk on its currently outstanding loans range from 8% to 18% per annum. As of June 30, 2000, the annual weighted average interest rate on Elk's loans was approximately 11.5%. The average term of Elk's currently outstanding loans is approximately 48 months.

     VALUATION -- As an SBIC, Elk is required by applicable SBA Regulations to submit to the SBA semi-annual valuations of its investment portfolio, as determined by its Board of Directors, which considers numerous factors including but not limited to the financial strength of its borrowers to determine "good" or "bad" status, and fluctuations in interest rates to determine marketability of loans. Reference is made to Footnotes 1, 2 and 3 of Notes to Financial Statements for a discussion of Elk's method of valuation of its current portfolio of loans. In the event Elk invests in securities for which price quotations are readily available, Elk will value such investments at their fair market value, based on such quoted prices. With respect to securities for which price quotations are not readily available, such securities will be valued at fair market value as determined by the Board of Directors.

     COLLECTION EXPERIENCE -- Elk has not, to date, had a material loss of principal in any taxi medallion loan, although it has experienced some losses of principal in its diversified (non-taxi) loan portfolio. Likewise, its collection experience (timely payments, collections on foreclosure, etc.) with taxi medallion financings has historically been better than with its non-taxi loans. From 1991 through 1994, substantially all of Elk's provisions for loan losses and losses on assets acquired were related to business loans secured by real estate and to radio car loans. In addition, from 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. Since 1995, Elk has substantially increased its diversified loan portfolio, and its overall collection experience with these loans has improved, although it has experienced losses on selective loans

SOURCES OF FUNDS

     Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2000, Elk maintained three lines of credit totaling $40,000,000 with an overall lending limit of $40,000,000. At June 30, 2000, Elk had $37,800,000 outstanding under these lines. The loans, which mature through October 2000, bear interest based on an effective rate of interest equal to approximately 150 basis points above LIBOR plus certain fees. Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit.

     If interest rates rise, our cost of funds would increase while the rates on our outstanding loans to our borrowers remained fixed, and our profitability could decrease. In order to partially contain this risk, we have purchased interest rate caps and interest rate swaps. While these limit our exposure to upward movement in interest rates on our bank loans, they initially increase the effective interest rates that we pay on loans subject to these agreements. However, general rises in interest rates will reduce our interest rate spread in the short term on the floating portion of our bank debt that is not covered by interest rate caps or interest rate swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense" and Note 11 of Notes to Consolidated Financial Statements.

     Pursuant to the SBA Agreement, Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on the senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk's portfolio. Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.

     In connection with the SBA Agreement, Elk has also entered into an intercreditor agreement (the "Intercreditor Agreement") and a custodian agreement (the "Custodian Agreement") with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA-appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk's indebtedness to the banks and the SBA. The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral. Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.

SBIC BENEFITS

     GENERAL. As an SBIC, Elk is eligible to receive certain financing from the SBA on favorable terms, and Elk and its stockholder are entitled to certain tax benefits, both described below. The SBA has a certain amount of discretion in determining the type and amount of financing that will be made available to an SBIC. Therefore, there can be no assurance as to the nature and amount of SBA financing that may actually be obtained by Elk. Furthermore, there are certain restrictions and requirements to which Elk is subject by virtue of its being an SBIC.

     BACKGROUND. SBICs were created under the 1958 Act as vehicles for providing equity capital, long-term loan funds and management assistance to small businesses. In general, the SBA considers a business to be "small," and therefore eligible to receive loans from an SBIC, only if (i) its net worth does not exceed $18,000,000 and if the average of its net annual income after taxes for the preceding two years was not more than $6,000,000 or (ii) it meets the size standard for the industry in which it is primarily engaged, pursuant to SBA Regulations. In addition, an SBIC is required to allocate a portion of its portfolio to the financing of concerns that (i) together with their affiliates do not have net worth in excess of $6 million and do not have an average net income after taxes for the preceding two years in excess of $2 million or (ii) meet the size standard for the industry in which they are primarily engaged. SBICs are licensed, regulated, and sometimes partially financed, by the SBA.

     BENEFITS. The principal benefits to Elk of being licensed as an SBIC are as follows:

     The SBA is authorized to guaranty full repayment of all principal and interest on debentures issued by an SBIC to the extent of 300% of the SBIC's "Leverageable Capital," as defined in the applicable SBA Regulations. However, the percentage of allowable leverage decreases if the SBIC's Leverageable Capital exceeds $15,000,000. The term of such debentures is typically 10 years. The SBA will guarantee such debentures only after such an SBIC has demonstrated a need for such debentures as evidenced by the SBIC's investment activity and its lack of sufficient funds available for investments; provided, however, that an SBIC that has invested at least 50% of its Leverageable Capital and outstanding leverage shall be presumed to lack sufficient funds available for investment. Generally, such debentures will bear interest at a fixed rate that is based on the rate which is set by the underwriters of the pooled debentures sold through SBIC Funding Corp.

     With respect to debentures guaranteed after July 1, 1991, the SBA's claim against an SBIC is subordinated, in the event of such SBIC's insolvency, only in favor of present and future indebtedness outstanding to lenders and only to the extent that the aggregate amount of such indebtedness does not exceed the lesser of 200% of such SBIC's paid-in capital and paid-in surplus (as adjusted pursuant to SBA Regulations), or $10,000,000. However, the SBA may agree to a subordination in favor of one or more loans from certain lenders, in its sole discretion. Pursuant to the SBA Agreement and the Intercreditor Agreement, the SBA agreed to a subordination in favor of Elk's banks; provided, however, that Elk is required to keep its overall debt to certain levels based upon the performance of its portfolio.

COMPETITION

     Banks, credit unions, other finance companies, some of which are SBICs, and other private lenders compete with Elk in the origination of taxi medallion loans and commercial installment loans. Finance subsidiaries of equipment manufacturers also compete with Elk. Many of these competitors have greater resources than Elk and certain competitors are subject to less restrictive regulations than Elk. As a result, Elk expects to continue to encounter substantial competition from such lenders. Therefore, there can be no assurance that Elk will be able to identify and complete financing transactions that will permit it to compete successfully.

EMPLOYEES

     As of June 30, 2000, we employed a total of six employees.

                               INVESTMENT POLICIES

ELK INVESTMENT POLICIES

     The investment policies described below are the fundamental policies of Elk. Under the 1940 Act, these policies may be changed only by the vote of the lesser of (i) a majority of Elk's outstanding Common Stock, or (ii) 67% of the number of shares of Common Stock present in person or by proxy at a stockholder meeting at which at least 50% of the outstanding shares of Common Stock are present. Because Ameritrans is the only stockholder of Elk, we have agreed with the SEC that Elk's fundamental investment policies will be changed only by the vote of the Ameritrans stockholders.

     (a) ISSUANCE OF SENIOR SECURITIES. Elk may issue subordinated debentures to the SBA in the maximum amounts permissible under the 1958 Act and the applicable regulations. Elk currently does not have any preferred stock authorized.

     (b) BORROWING OF MONEY. Elk has the power to borrow funds from banks, trust companies, other financial institutions, the SBA or any successor agency and/or other private or governmental sources, if determined by Elk's Board of Directors to be in its best interests.

     (c) UNDERWRITING. Elk has not engaged, and does not intend to engage, in the business of underwriting the securities of other issuers.

     (d) CONCENTRATION OF INVESTMENTS. Elk may not concentrate 25% or more of its total assets in securities of issuers in any industry group except the taxi industry. Elk will make at least 25% of its investments for financing the purchase or continued ownership of taxi medallions, taxis and related assets. The balance of its investments includes, and Elk intends to continue to finance, the acquisition and/or operation of other small businesses.

     (e) REAL ESTATE. Elk has not engaged, and does not intend to engage, in the purchase and sale of real estate. However, Elk may elect to purchase and sell real estate in order to protect any of its prior investments which it considers at risk.

     (f) COMMODITIES CONTRACTS. Elk has not engaged, and does not intend to engage, in the purchase and sale of commodities or commodities contracts.

     (g) LOANS. Elk has made, and will continue to make, loans to Small Business Concerns in accordance with the provisions of the 1958 Act and the SBA Regulations.

     (h) WRITING OPTIONS. Elk has not engaged, and does not intend to engage, in the writing of options.

     (i) SHORT SALES. Elk has not engaged, and does not intend to engage, in short sales of securities.

     (j) PURCHASING SECURITIES ON MARGIN. Elk has not engaged, and does not intend to engage, in the purchase of securities on margin.

     (k) FUTURES CONTRACTS. Elk has not engaged, and does not intend to engage, in the purchase or sale of futures contracts.

     (l) RESTRICTED SECURITIES. Elk may invest up to 100% of its assets in restricted securities.

     (m) TYPES OF INVESTMENTS. Although Elk was organized primarily to provide long term loan funds to Small Business Concerns, Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns. Accordingly, Elk may make equity investments in Small Business Concerns if determined by its Board of Directors to be in the best interests of Elk.

     (n) MAXIMUM INVESTMENT. Elk will not lend or otherwise invest more than the lesser of (i) 10% of its total assets or (ii) 30% of its paid-in capital attributable to its Common Stock with respect to any one Small Business Concern.

     (o) PERCENTAGE OF VOTING SECURITIES. The percentage of voting securities of any one Small Business Concern which Elk may acquire may not exceed 49% of the outstanding voting equities of such Small Business Concern.

     (p) MANAGEMENT CONTROL. Elk does not intend to invest in any company for the purpose of exercising control of management. However, Elk may elect to acquire control in order to protect any of its prior investments which it considers at risk.

     (q) INVESTMENT COMPANIES. Elk has not invested, and does not intend to invest, in the securities of other investment companies.

     (r) PORTFOLIO TURNOVER. Elk intends to make changes in its portfolio when, in the judgment of its Board of Directors, such changes will be in the best interest of our stockholders in light of the then existing business and financial conditions. We do not anticipate that Elk's loan portfolio will realize an annual turnover in excess of 50%, although there can be no assurance with respect thereto.

AMERITRANS INVESTMENT POLICIES

     Ameritrans' only fundamental policies, that is, policies that cannot be changed without the approval of the holders of a majority of Ameritrans' outstanding voting securities, as defined under the 1940 Act, are the restrictions described below. A "majority of Ameritrans' outstanding voting securities" as defined under the 1940 Act means the lesser of (i) 67% of the shares represented at a meeting at which more than 50% of the outstanding shares are represented or (ii) more than 50% of the outstanding shares. The other policies and investment restrictions referred to in this Annual Report, including Ameritrans' investment objectives, are not fundamental policies of Ameritrans and may be changed by Ameritrans' Board of Directors without stockholder approval. Unless otherwise noted, whenever an investment policy or limitation states a maximum percentage of Ameritrans' assets that may be invested in any security or other asset, or sets forth a policy regarding quality standards, such standard or percentage limitation will be determined immediately after and as a result of Ameritrans' acquisition of such security or other asset. Accordingly, any subsequent change in values, assets, or other circumstances will not be considered when determining whether the investment complies with Ameritrans' investment policies and limitations. Ameritrans' fundamental policies are as follows:

     (a) Ameritrans will at all times conduct its business so as to retain its status as a BDC under the 1940 Act. In order to retain that status, Ameritrans may not acquire any assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its "Qualifying Assets," amount to less than 70% of the value of its total assets. Ameritrans believes that the securities it proposes to acquire in connection with the acquisition of Elk, as well as temporary investments it makes with its funds, will generally be Qualifying Assets. See "Regulation."

     (b) Ameritrans may borrow funds and issue "senior securities" to the maximum extent permitted under the 1940 Act. As a BDC, Ameritrans may issue senior securities if, immediately after such issuance, the senior securities will have an asset coverage of at least 200%. Under the 1940 Act, subordinated debentures issued to or guaranteed by the SBA, the preferred stock issued to the SBA by Elk and Elk's bank borrowings may be considered senior securities issued by Ameritrans requiring asset coverage of 200%; however, pursuant to an Exemptive Order issued by the SEC on December 7, 1999, such debentures, preferred stock and bank borrowings are exempt from the asset coverage requirements of the 1940 Act.

     (c) Ameritrans will not (i) underwrite securities issued by others (except to the extent that it may be considered an "underwriter" within the meaning of the Securities Act in the disposition of restricted securities), (ii) engage in short sales of securities, (iii) purchase securities on margin (except to the extent that it may purchase securities with borrowed money), (iv) write or buy put or call options, or (v) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations). Ameritrans and Elk may purchase interest rate caps and swaps covering up to 100% of their variable rate debt. In addition, Ameritrans may sponsor the securitization of loan portfolios.

     (d) Ameritrans and Elk may originate loans and loans with equity features. To the extent permitted under the 1940 Act and the regulations promulgated thereunder, Ameritrans may also make loans as permitted (i) under its existing stock option plans, (ii) under plans providing for options for disinterested directors that might be adopted by Ameritrans in the future, and (iii) to officers and directors for the purchase of Ameritrans Common Stock.

     (e) Ameritrans will hold all of the outstanding common stock of Elk and Elk Capital and may organize additional subsidiaries in the future. Ameritrans may acquire restricted securities of small businesses.

                        FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion is a general summary of the federal income tax principles applicable to Ameritrans, based on the currently existing provisions of the Internal Revenue Code and the regulations thereunder. This summary does not purport to be a complete description of the tax considerations applicable to Ameritrans or to the holders of its Common Stock. These principles, in general, also apply to Elk, but the sole direct stockholder of Elk is Ameritrans.

     Ameritrans has elected to be treated as a "regulated investment company" (a "RIC") under Section 851 of the Internal Revenue Code, and Elk has elected to be treated as a RIC since 1984. A regulated investment company may deduct, for federal income tax purposes, most dividends paid to stockholders, thereby avoiding federal income taxation at the corporate level on stockholder dividends. In addition, because Elk currently qualifies for treatment as a RIC, Ameritrans anticipates that the dividends it receives from Elk will not be subject to corporate taxation at the level of Elk.

TAXATION OF REGULATED INVESTMENT COMPANIES

     In order to qualify as a RIC for a given fiscal year, a company must meet each of the following conditions for that fiscal year:

          a) The company must be registered as an investment company under the 1940 Act at all times during the year.

          b) At least 90% of the company's gross income for the year must be derived from interest, gains on the sale or other disposition of stock or other securities, dividends and payment with respect to securities loans.

          c) Less than 30% of the company's gross income must be derived from the sale or other disposition of securities held for less than three months.

          d) At the close of each quarter, at least 50% of the value of the company's total assets must be represented by cash, cash items (including receivables), securities of other RICs and securities of other issuers, except that the investment in a single issuer of securities may not exceed 5% of the value of the RIC's assets, or 10% of the outstanding voting securities of the issuer.

          e) At the close of each quarter, and with the exception of government securities or securities of other RICs, no more than 25% of the value of a RIC's assets may be made up of investments in the securities of a single issuer or in the securities of two or more issuers controlled by the RIC and engaged in the same or a related trade or business. However, if a non-RIC entity controlled by the RIC subsequently sustains internally generated growth (as opposed to growth via acquisitions), the diversification requirement will not be violated even if the non-RIC subsidiary represents in excess of 25% of the RIC's assets.

          f) The company must distribute as dividends at least 90% of its investment company taxable income (as defined in Section 852 of the Internal Revenue Code), as well as 90% of the excess of its tax-exempt income over certain disallowed tax-exempt interest deductions. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income.

     In order to avoid the imposition of a non-deductible 4% excise tax on its undistributed income, a company is required, under Section 4982 of the Internal Revenue Code, to distribute within each calendar year at least 98% of its ordinary income for such calendar year and 98% of its capital gain net income (reduced by the RIC's net ordinary loss for the calendar year, but not below its net capital gain) for the one-year period ending on October 31 of such calendar year.

     The tax benefits available to a qualified RIC are prospective, commencing with the fiscal year in which all the conditions listed above are met, and would not permit Ameritrans to avoid income tax at the corporate level on income earned during prior taxable years. If Ameritrans fails to qualify as a RIC for a given fiscal year, Ameritrans will not be entitled to a federal income tax deduction for dividends distributed, and amounts distributed as stockholder dividends by Ameritrans will therefore be subject to federal income tax at both the corporate level and the individual level.

     Dividends distributed by Elk to Ameritrans will constitute ordinary income to Ameritrans to the extent derived from non-capital gain income of Elk, and will ordinarily constitute capital gain income to Ameritrans to the extent derived from capital gains of Elk. However, since Ameritrans is also a RIC, Ameritrans will, in general, not be subject to a corporate level tax on its income to the extent that it makes distributions to its stockholders. If Elk does not qualify as a RIC for any reason in any fiscal year, it will not be entitled to a federal income tax deduction for dividends distributed, and will instead be liable to pay corporate level tax on its earnings. Further, if Elk does not qualify as a RIC, such failure will cause Ameritrans to fail to qualify for RIC status as well, as long as Elk stock held by Ameritrans represents more than 25% of Ameritrans' assets. In such a case, Ameritrans will be taxed on dividends received from Elk, subject to the deduction for corporate dividends received, which is currently 70%. Thus, if Elk fails to qualify as a RIC for any reason, its earnings would be taxed at three levels: to Elk, in part to Ameritrans, and finally, when they are distributed by Ameritrans, to our stockholders.

     As long as Ameritrans qualifies as a RIC, dividends distributed by Ameritrans to its stockholders out of current or accumulated earnings and profits constitute ordinary income to such stockholders to the extent derived from ordinary income and short-term capital gains of Ameritrans (such as interest from loans by Ameritrans). Any long-term capital gain dividends distributed by Ameritrans would constitute capital gain income to Ameritrans stockholders. To the extent Ameritrans makes distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the stockholder, reducing the tax basis of the stockholder's stock by the amount of such distribution, but not below zero, with distributions in excess of the stockholder's basis taxable as capital gains if the stock is held as a capital asset.

TAXATION OF SBICS

     As a result of Elk's status as a licensed SBIC under the 1958 Act, Elk and its stockholders qualify for the following tax benefits:

          (i) Under Section 243 of the Internal Revenue Code, Elk may deduct 100% of the dividends received by it from domestic corporations in which it has made equity investments, regardless of whether such corporations are subsidiaries of Elk (in contrast to the generally applicable 70% deduction under the Code). Because Elk generally makes long-term loans rather than equity investments, this potential benefit is not likely to be of practical significance to Elk or its stockholder.

          (ii) Under Section 1243 of the Internal Revenue Code, losses sustained on Elk's investments in the convertible debentures, or stock derived from convertible debentures, of Small Business Concerns are treated as ordinary losses rather than capital losses to Elk. Because Elk does not presently intend to purchase convertible debentures, however, this potential benefit is not likely to be of practical significance to Elk or its stockholder.

          (iii) Under Section 1242 of the Internal Revenue Code, Elk's stockholders are entitled to take an ordinary rather than a capital loss deduction on losses resulting from the worthlessness or the sale or exchange of Elk Common Stock.

STATE AND OTHER TAXES

     The foregoing discussion relates only to federal income tax matters. Ameritrans is also subject to state and local taxation. The state, local and foreign tax treatment may not conform to the federal tax treatment discussed above. Stockholders should consult with their own tax advisors with respect to the state and local tax considerations pertaining to Ameritrans.

THE INVESTMENT COMPANY ACT OF 1940

     Ameritrans and Elk are closed-end, non-diversified management investment companies that have elected to be treated as BDCs and, as such, are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. In addition, the 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of a "majority of its outstanding voting securities," as defined under the 1940 Act.

     BDCs are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to the shares of Common Stock offered hereby if their asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance. Subordinated SBA debentures, preferred stock guaranteed by or issued to the SBA by Elk, and Elk bank borrowings are not subject to this asset coverage test. In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase. The Exemptive Order issued by the SEC grants certain relief from the asset coverage ratios applicable to BDCs.

     Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the company's total assets. The principal categories of Qualifying Assets relevant to our proposed business are the following:

          (1) Securities purchased in transactions not involving a public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined in the 1940 Act as any issuer which:

               (a) is organized under the laws of, and has its principal place of business in, the United States;

               (b) is not an investment company other than an SBIC wholly-owned by the BDC; and


               (c) satisfies one or more of the following requirements:

                    (i) the issuer does not have a class of securities with
               respect to which a broker or dealer may extend margin credit; or

                    (ii) the issuer is controlled by a BDC and the BDC has an
               affiliated person serving as a director of issuer;

                    (iii) the issuer has total assets of not more than
               $4,000,000 and capital and surplus (stockholders' equity less retained earnings) of not less than $2,000,000, or such other amounts as the SEC may establish by rule or regulation; or

                    (iv) the issuer meets such requirements as the SEC may
               establish from time to time by rule or regulation.


          (2) Securities for which there is no public market and which are purchased in transactions not involving a public offering from the issuer of such securities where the issuer is an eligible portfolio company which is controlled by the BDC.

          (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

          (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

     In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) or (2) above. In order to count securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available the required managerial assistance. We believe that the common stock of Elk held by Ameritrans are Qualifying Assets.

The Small Business Investment Act of 1958

     Elk was formerly an SSBIC and, as explained in further detail below, was converted to an SBIC in February 1997 in accordance with an agreement with the SBA. The 1958 Act authorizes the organization of SBICs as vehicles for providing equity capital, long term financing and management assistance to Small Business Concerns. A Small Business Concern, as defined in the 1958 Act and the SBA Regulations, is a business that is independently owned and operated and which is not dominant in its field of operation. In addition, at the end of each fiscal year, at least 20% of the total amount of loans made since April 25, 1994 by each SBIC must be made to a subclass of Small Business Concerns that (i) have a net worth, together with any affiliates, of $6 million or less and average annual net income after U.S. federal income taxes for the preceding two (2) years of $2 million or less (average annual net income is computed without the benefit of any carryover loss), or (ii) satisfy alternative criteria under SBA Regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenues. SBA Regulations also prohibit an SBIC from providing funds to a Small Business Concern for certain purposes, such as relending and reinvestment.

     The 1958 Act authorized the organization of SSBICs to provide assistance to Disadvantaged Concerns, i.e., businesses that are at least 50% owned and managed by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. Certain 1996 amendment to the 1958 Act provided, among other things, that no further subsidized funding would be made available to SSBICs. Thereafter, pursuant to an agreement with the SBA, Elk was converted to an SBIC, subject to certain conditions imposed by the SBA. Under this agreement, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2000, more than 95% of Elk's portfolio of loans and investments were to Disadvantaged Concerns.

     Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or
(ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2000, Elk's outstanding loans had a weighted average rate of interest of 11.2%. SBA Regulations also require that each loan originated by SBICs have a term of between five years and 20 years.

     The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their subordinated SBA debentures and to lend money to their officers, directors and employees or invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a "change of control" or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC. A "change of control" is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

     Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single Small Business Concern may not exceed 20% of an SBIC's Leveragable Capital. Under the terms of the SBA Agreement, however, Elk is authorized to make loans to Disadvantaged Concerns in amounts not exceeding 30% of its respective Leveragable Capital.

     SBICs must invest funds that are not being used to make loans in investments permitted under SBA Regulations. These permitted investments include direct obligations of, or obligations guaranteed as to principal and interest by, the government of the United States with a term of 15 months or less and deposits maturing in one year or less issued by an institution insured by the FDIC. The percentage of an SBIC's assets so invested will depend on, among other things, loan demand, timing of equity infusions and SBA funding and availability of funds under credit facilities.

     SBICs may purchase voting securities of Small Business Concerns in accordance with SBA Regulations. SBA Regulations prohibit SBICs from controlling a Small Business Concern except where necessary to protect an investment. SBA Regulations presume control when SBICs purchase (i) 50% or more of the voting securities of a Small Business Concern if the Small Business Concern has less than 50 stockholders or (ii) more than 20% (and in certain situations up to 25%) of the voting securities of a Small Business Concern if the Small Business Concern has 50 or more stockholders.

ITEM 2. PROPERTIES

     We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. At present, the Additional Space is fully occupied pursuant to a short-term arrangement.

ITEM 3. LEGAL PROCEEDINGS

     Ameritrans is not currently a party to any material legal proceeding. From time to time, Ameritrans is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of Ameritrans' management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on Ameritrans' results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of Ameritrans' 2000 fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Elk Common Stock was listed on the Nasdaq SmallCap Market on June 22, 1998, under the symbol EKFG, prior to which it had traded in the "pink sheets." Since December 16, 1999, when Ameritrans acquired Elk, its Common Stock has been listed on the Nasdaq SmallCap Market under the symbol AMTC.

     The following tables show the closing high and low sale prices per share of common stock as reported by Nasdaq, for the fiscal years ended June 30, 1999 and 2000.


                                                 SALE
                                       ------------------------
                                         HIGH            LOW
                                       --------        --------

FISCAL 1999
1st Quarter..........................       11.25        7.75
2nd Quarter..........................       11.00        9.125
3rd Quarter..........................       10.625       8.875
4th Quarter..........................       9.87         7.50

FISCAL 2000
1st Quarter .........................       14.125       7.00
2nd Quarter (through December
    16, 1999)(1).....................       11.50        7.50

AMERITRANS
----------
2nd Quarter (from
    December 16, 1999)(1)                    11.50        7.50
3rd Quarter                                  10.00        6.00
4th Quarter                                   9.25        6.00

FISCAL 2001
1st Quarter (through September
    27, 2000)........................      8.96875       7.125


----------
(1) Stock prices shown are the high and the low for the quarter.

     Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of the Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, has paid dividends quarterly dividends since that time and up until its share exchange with Ameritrans. Thereafter, Ameritrans has declared and paid dividends to holders of its Common Stock. As disclosed on Form 8-K, filed September 25, 2000, Ameritrans will not pay its fourth quarter dividend for fiscal year 2000, but anticipates that it will thereafter, until its proposed merger with Medallion Financial Corp. is completed. There can be no assurance, however, that Ameritrans will have sufficient earnings to pay such dividends in the future.

     As of September 27, 2000, there were approximately 274 holders of record of the Ameritrans Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     On December 16, 1999, Ameritrans acquired Elk in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations.

     The tables below contain certain summary historical financial information of Elk. The data at June 30, 2000 and for the years ended 1999 and 2000 are derived from the company's audited financial statements. You should read these tables in conjunction with the consolidated financial statements of Ameritrans (the "Financial Statements") included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  STATEMENT OF
   OPERATIONS                                  FISCAL YEAR ENDED
      DATA                                          JUNE 30,
                        -----------------------------------------------------------------
                           1996          1997          1998          1999         2000
                           ----          ----          ----          ----         ----
Investment
Income                  $3,084,412    $4,023,795    $4,606,456   $ 5,583,894    6,602,397
                        ==========    ==========    ==========   ===========   ==========

Interest Expense         1,105,993     1,582,700     1,840,731     2,440,051    3,367,907

Other Expenses           1,108,505     1,408,034     1,852,262     1,903,182    2,506,425
                         =========     =========     =========   ===========   ----------

Total Expenses           2,214,498     2,990,734     3,692,993     4,343,233    5,874,332
                         =========     =========     =========   ===========   ==========

Investment
Income Before
Credit (provision)
for Loan Gains (Losses)
and Gains on Assets
Acquired other income
(expenses) and
Income Taxes               869,914     1,033,061       913,463     1,240,661      728,065
                           =======     =========       =======   ===========   ==========

Credit
(provision) for
Loan Gains
(losses) and
Gains (Losses)
on Assets
Acquired                    44,292       (8,923)      (14,649)       (11,272)     (61 546)

Other Income (Expense)                   24,885        38,798         7,200      (440,196)

Benefit of
(Provision for)
Income Taxes(1)            (5,945)      (28,676)       (3,271)           769      (13,571)
                       ===========      ========    ==========   ===========   ----------

Net Income                $908,261    $1,020,347      $934,341   $ 1,237,358   $  212,752
                        ==========    ==========   ===========   ===========   ==========

Net Income Per
Common Share            $      .73    $      .79   $       .62   $       .71          .12
                        ==========    ==========   ===========   ===========   ==========

Common Stock
Dividends Paid            $937,028      $946,655    $  986,724   $ 1,256,832   $1,256,832
                          ========      ========    ==========   ===========   ==========

Common Stock
Dividends Paid
Per Common Share        $      .73    $      .74   $       .57   $       .72          .72
                        ==========    ==========   ===========   ===========   ==========



  STATEMENT OF
   OPERATIONS                                           FISCAL YEAR ENDED
      DATA                                                   JUNE 30,
                       -------------------------------------------------------------------------------------
                          1995            1996             1997          1998          1999          2000
                          ----            ----             ----          ----          ----          ----
Weighted
Average
Shares of
Common Stock
Outstanding               988,953       1,247,120        1,283,600      1,518,969      1,745,600    1,745600
                          =======       =========        =========      =========      =========   =========

Net change to
accumulated other
comprehensive
income                    $             $                $ 58,241       $ 140,548      $  62,964   $(124,319)
                          =======       =========        =========      =========      =========   =========

   BALANCE
  SHEET DATA                                                   JUNE 30,
                      ------------------------------------------------------------------------------------------
                          1995            1996            1997           1998             1999         2000
                          ----            ----            ----           ----             ----         ----
Loans
Receivable            $23,039,462      $24,141,421     $33,249,206     $41,590,000     $51,103,932  $56,806,579

Unrealized
depreciation
of
investments              (277,000)        (301,000)       (325,000)       (295,000)       (380,000)    (380,000)
                      ===========      ===========     ===========     ===========     ===========  ===========

Net of
unrealized
depreciation
of
investments           $22,762,462      $23,840,421     $32,924,206     $41,295,000     $50,723,932  $56,426,579

Total assets          $25,702,600      $26,721,186     $37,026,021     $45,399,738     $54,510,801  $60,294,624
                      ===========      ===========     ===========     ===========     ===========  ===========

Notes payable
and demand
notes                 $ 4,950,000      $ 6,625,000     $16,820,000     $22,085,000     $31,000,000  $37,800,000

Subordinated
SBA
debentures            $ 8,804,000      $ 8,858,000      $8,880,000     $ 8,880,000     $ 8,880,000  $ 8,880,000

Total
liabilities           $14,085,652      $15,820,351     $25,993,253     $31,705,011     $40,772,584  $47,410,598
                      ===========      ===========     ===========     ===========     ===========  ===========

Total
stockholders'
equity                $11,616,948      $10,900,835     $11,032,768     $13,694,727     $13,738,217  $12,884,026
                      ===========      ===========     ===========     ===========     ===========  ===========

----------
(1) Elk, since the fiscal year ended June 30, 1984, has elected and qualified to be taxed as a regulated investment company and substantially all taxable income was required to be distributed to stockholders. Therefore, only minimal taxes were required to be paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with the financial statements and notes to financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance, and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "risk factors" and elsewhere in this prospectus.

GENERAL

     Ameritrans acquired Elk in December 16, 1999, and to date we have had no activities other than the acquisition and operation of Elk. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, primarily businesses that are majority-owned by persons who qualify under SBA Regulations as socially or economically disadvantaged. Most of Elk's business has consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses and to persons who qualify under SBA Regulations as "non-disadvantaged."

     Historically, Elk's earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk's banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management's estimate of the fair value, as approved by the Board of Directors. See Note 1 of "Notes to Consolidated Financial Statements."

Results of Operations for the Years Ended June 30, 2000 and 1999

     Total Investment Income

     The Company's investment income increased by $1,018,503 to $6,602,397 for the year ended June 30, 2000, when compared with the year ended June 30, 1999. The increase was due to an increase in interest earned on the loan portfolio of 979,551 plus an increase in other fees and income of $38,952. This reflects Elk's decision to maximize stockholders' return by maximizing the use of bank financing.

     Operating Expenses

     Interest expenses increased by $927,856 to $3,367,907 when compared with the prior year due to Elk's stragegy to maximize bank financing which rose to 37,800,000 as of June 30, 2000, as compared to $31,000,000 at June 30, 1999.
Other operating expenses increased to $1,950,125 for the year ended June 30, 2000, as compared with $1,767,989 in the prior year. Bad debt expense increased $471,381 to $617,846 during the year ended June 30, 2000, as compared with the year ended June 30, 1999. During the year ended June 30, 2000, as part of the share exchange the Company expensed costs incurred in the amount of $423,045. In addition, in conjunction with the proposed merger with Medallion, the Company abandoned its proposed offering of securities which resulted in a write-off of offering costs in the amount of $256,087. These costs were non operational and a one time charge.

     Net Income

     Net income ended June 30, 2000, decreased $1,024,606 to $212,752. This decrease was mainly due to increased bad debt write offs of $471,381, a one time write off of offering costs of $256,087 and recapitalization costs of 423,045.


Results of Operation For the Years ended June 30, 1999 and 1998

     Total Investment Income

     Elk's investment income increased $977,438 to $5,583,894 for the year ended June 30, 1999, when compared with the year ended June 30, 1998. The increse was due to an increase in interest earned on the loan portfolio of $1,088,940 off-set by a decrease in other fees and income of $111,502. This reflects Elk's decision to maximize stockholders' return by maximizing the use of bank financing.

     Operating Expenses

     Interest expense increased $599,320 to $2,440,051 when compared with the prior year due to Elk's strategy to maximize bank financing which rose to $31,000,000 as of June 30, 1999, as compared to $22,085,000 at June 30, 1998.
Other operating expenses increased to $1,767,989 for the year ended June 30, 1999, as compared with $1,639,163 in the prior year. Bad debt expense decreased $81,283 to $146,465 during the year ended June 30, 1999, as compared with the year ended June 30, 1998.

     Net Income

     Net income for the year ended June 30, 1999, increased $303,017 to $1,237,358 when compared with the year ended June 30, 1998. The increase reflects the benefit of Elk's decision to maximize the use of leverage on bank financing.

BALANCE SHEET AND RESERVES

     Total assets increased by $5,783,823 as of June 30, 2000 when compared to total assets as of June 30, 1999. This increase was due to management's decision to expand its portfolio in the Chicago taxi medallion market plus increases in the diversified loan portfolio. This expansion was financed by additional bank debt, $6,800,000, during the year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through private placements of its securities, bank financing, and the issuance to the SBA of its subordinated debentures.

     In 1994, Elk agreed to repurchase all of the 547,271 outstanding shares of its 3% preferred stock from the SBA for an aggregate price of $1,915,449, representing a discount of 65% from the original issue price of $10 per share. As a condition of the repurchase, Elk granted the SBA a liquidating interest in a newly established restricted capital surplus account (the "Restricted Capital Account"). The Restricted Capital Account is equal to the amount of the net repurchase discount in which the SBA received a liquidating interest, amortized over 60 months ending November 10, 1999. However, if Elk is liquidated or if a material violation of SBA Regulations occurs during the amortization period, the SBA would receive the remaining unamortized amount of the Restricted Capital Account prior to the stockholders of Elk receiving any amounts on their Common Stock. The unamortized balance of the SBA's liquidating interest at December 31, 1999 was nil.

     In December 1994 and September 1995 Elk raised additional capital of $450,000 and $1,249,585, respectively, less private placement costs of $76,445 and $21,482, respectively. These proceeds were used to repurchase Elk's 3% preferred stock from the SBA. In connection with the purchase, all dividends in arrears on the preferred stock were extinguished.

     During January 1998, Elk completed a private placement of 462,000 shares of common stock at $6.50 per share for aggregate gross proceeds of $3,003,000, less offering expenses of $115,000. The net proceeds were utilized to repay bank indebtedness and for working capital. A portion of the proceeds temporarily used to reduce bank indebtedness, up to a maximum of $963,000, was allocated by Elk toward the organization and capitalization of its new parent company, Ameritrans.

     At June 30, 2000, 81% of Elk's indebtedness was represented by indebtedness to its banks and 19% by the debentures issued to the SBA with fixed rates of interest ranging from 6.12 to 8.20%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA, and the availability of funds. In addition, Elk is presently eligible to apply for additional leverage from the SBA if it is determined by the Board of Directors to be in the best interests of the company. No assurance can be given that, if applied for, such additional financing will be approved by the SBA.

     Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

     Like Elk, Ameritrans will distribute at least 90% of its investment company taxable income and, accordingly, we will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to Ameritrans at this time.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in the response found under Item 14(A)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors and executive officers of Ameritrans and Elk are identical. The following table sets forth certain information concerning our directors and executive officers:

         NAME                      POSITION
         ----                      --------
Gary C. Granoff(1)                 President and Chairman of Board of Directors

Ellen M. Walker(1)                 Vice President, General Counsel and Director

Lee A. Forlenza(1)                 Vice President and Director

Steven Etra(1)                     Vice President and Director

Silvia Mullens(1)                  Vice President

Margaret Chance(1)                 Secretary

Marvin Sabesan                     Director

Paul Creditor                      Director

Allen Kaplan                       Director

John L. Acierno                    Director

John R. Laird                      Director

Howard F. Sommer                   Director

----------
(1) As BDCs under the 1940 Act, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the company. Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia Mullens are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.

     Gary C. Granoff, age 52, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 26 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and the sole stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans. In February 1998, Mr. Granoff was elected to and is presently serving as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

     Ellen M. Walker, age 45, has been a Vice President, General Counsel and a director of Ameritrans since its formation and a Vice President and General Counsel of Elk since July 1983. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than seventeen years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

     Lee A. Forlenza, age 43, has been a Vice President and a director of Ameritrans since its formation, a Vice President of Elk since March 1992, and a director of Elk since January 1995. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

     Steven Etra, age 51, has been a Vice President and a director of Ameritrans since its inception, a Vice President of Elk since January 1999, and a director of Elk since November 1995. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years. Mr. Etra has also been a director of Gemini since June 1996. Mr. Etra has extensive business experience in investing in emerging companies.

     Silvia Maria Mullens, age 49, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

     Margaret Chance, age 46, has been Secretary of Ameritrans since its inception and Secretary of Elk and involved in loan administration since November 1980. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

     Marvin Sabesan, age 71, has been a director of Ameritrans since its inception and a director of Elk since July 1982. Mr. Sabesan has been employed by Pearl River Textiles, Inc. as an executive since 1990. He was an Executive Vice President of N.O.L. Inc., a lingerie company, from 1988 to 1990. Mr. Sabesan was an Executive Vice President of A.J. Schneierson & Son, a clothing manufacturer from 1971 to 1987.

     Paul Creditor, age 64, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various State Agencies and Commissions.

     Allen Kaplan, age 50, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Kaplan has been since November 1986, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City medallion taxis. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

     John L. Acierno, age 42, has been a director of Ameritrans since its inception and a director of Elk since October 1997. Mr. Acierno has served as president of Executive Charge Inc. and its affiliated companies for the last ten years. During that time, Executive Charge Inc. has become the largest executive sedan operation in the United States with over 1,300 vehicles servicing the greater New York Metropolitan area. His background includes practicing law as a labor attorney for Proskauer Rose and serving as counsel for R.H. Macy & Co. Mr. Acierno was founder and immediate past president for the last six years of the Black Car Assistance Corporation, the organization which serves as the New York black car industry association. He was named International Taxicab and Limousine Association Premium Service Operator of the Year for 1996. Mr. Acierno graduated Phi Beta Kappa from Tufts University, and Cum Laude from Cornell Law School.

     John R. Laird, age 58, has been a director of Ameritrans and of Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. He also is and has been a member of boards of various cultural and philanthropic organizations, including but not limited to, the Corporate Advisory Committee of the Boston Museum of Fine Arts and the Board of Overseers for the Boston Symphony Orchestra. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

     Howard F. Sommer, age 60, has been a director of Ameritrans and of Elk since January 1999. Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, since 1995. Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971. Mr. Sommer was also a member of the Board of Directors for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994. He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

     Our directors are actively involved in the oversight of our affairs, including financial and operational issues, credit and loan policies, asset valuation, and strategic direction.

Compliance with Section 16(a) of the 1934 Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires Ameritrans' officers and directors, and persons who own more than 10% of Ameritrans' Common Stock, to file initial reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish Ameritrans with copies of all reports filed.

     Based solely on a review of the forms furnished to Ameritrans, or written representations from certain reporting persons, Ameritrans believes that all persons who were subject to Section 16(a) in fiscal 2000 complied with the filing requirements.

COMMITTEES OF THE AMERITRANS BOARD

     Ameritrans has a standing Audit Committee and a standing 1999 Employee Plan Committee.

     The Audit Committee is comprised of Paul Creditor, John Acierno and Howard Sommer. The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements and review with the independent public accountants the results of their audit.

     The 1999 Employee Plan Committee administers our 1999 Employee Plan. See " -- Stock Option Plans -- The 1999 Employee Plan," below.

     The Board of Directors held 4 formal meetings during fiscal 2000. At least 75% of the Company's directors attended each of the meetings of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all remuneration for services rendered to the Company to (i) each of the executive officers and (ii) all executive officers as a group during the fiscal year ended June 30, 2000. No non-employee director received compensation in excess of $60,000 during that period.

NAME AND PRINCIPAL POSITION                             CASH COMPENSATION(1)                 SEP BENEFIT(2)
-----------------------------                           --------------------                 --------------
Gary C. Granoff, President                                  $225,084(3)                        $24,000

Ellen M. Walker, Vice President and General                 $110,000                           $16,500
Counsel

Lee A. Forlenza, Vice President                              $50,000                            $7,500

Silvia Mullens, Vice President                               $69,889                           $10,483

Margaret Chance, Secretary                                   $81,946                           $12,292

All executive officers as a group (6 persons)               $544,919                           $70,775

----------
(1) Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of $648,000 for Elk. This amount includes officers' salaries, other salaries and employee benefits.

(2)  Simplified Employee Pension Plan.

(3)  Does not include $20,000 of reimbursable expenses.

     During the fiscal year ended June 30, 2000, increases in compensation were given to Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Silvia Mullens and Margaret Chance.

     Ameritrans and Elk have a policy of paying their directors who are not employees fees of $750 for each meeting attended. Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. Fees and expenses paid to non-affiliated directors were, in the aggregate, $52,050 for the year ended June 30, 1998 and $32,375 for the year ended June 30, 1999 and $36,875 for the year ended June 30, 2000.

     No options were granted to any of the Company's named executive officers during fiscal year ended June 30, 2000. On August 31, 1999 the Company granted 22,224 options of the Company's Common Stock to four of the Company's directors, and in January 2000 granted an additional 11,112 to two directors, all at an exercise price of $9.00 per share.

Report of the Board of Directors as to Compensation Matters

     The objectives of Ameritrans' executive compensation program are to establish compensation levels designed to enable Ameritrans to attract, retain and reward executive officers who contribute to the long-term success of Ameritrans so as to enhance stockholder value. The Board of Directors makes decisions each year regarding executive compensation, including annual base salaries and bonus awards, and the 1999 Employee Plan Committee, consisting of non-interested directors, will make decisions each year regarding stock option grants. Option grants are key components of the executive compensation program and are intended to provide executives with an equity interest in Ameritrans so as to link a meaningful portion of the compensation of Ameritrans' executives with the performance of Ameritrans' Common Stock. This report is submitted by the full Board of Directors and addresses the compensation policies for fiscal 2000 as they affected Gary C. Granoff, in his capacity as the Chief Executive Officer of the Company, as well as each of Ameritrans' other officers.

Compensation Philosophy

     Ameritrans' executive compensation philosophy is based on the belief that competitive compensation is essential to attract, motivate and retain highly qualified and industrious employees. Ameritrans' policy is to provide total compensation that is competitive for comparable work and comparable corporate performance. The compensation program includes both motivational and retention-related compensation components. Bonuses may be included to encourage effective performance relative to current plans and objectives. Stock options are included to help retain productive people and to more closely align their interest with those of stockholders.

     In executing its compensation policy, Ameritrans seeks to relate compensation with Ameritrans' financial performance and business objectives, reward high levels of individual performance and tie a significant portion of total executive compensation to both the annual and long-term performance of Ameritrans. While compensation survey data are useful guides for comparative purposes, Ameritrans believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance, and to that extent the Board of Directors applies judgment in reconciling the program's objectives with the realities of retaining valued employees.

Executive Compensation Program

     Annual compensation for Ameritrans' executives consists of two principal elements: cash compensation, consisting of salaries and bonuses, and stock options.

     Cash Compensation

     In setting the annual base salaries for Ameritrans' executives, the Board of Directors reviews the aggregate salary and bonus compensation for individuals in comparable positions with other companies, including competitors of Ameritrans, and adjusts such amounts to reflect individual performance. Many of these companies are specialty finance companies. Ameritrans also regularly compares the salary levels of its executive officers with other leading companies.

     Increases in annual base salary are based on a review and evaluation of the performance of the activity for which the executive has responsibility, the impact of that activity on Ameritrans and the skills and experience required for the job, coupled with a comparison of these elements with similar elements for other executives both inside and outside Ameritrans.

     Cash bonuses are tied directly to Ameritrans' financial performance and the contribution of the executive to such performance.

STOCK OPTION PLANS

     The descriptions of the 1999 Employee Plan and the Director Plan set forth below are qualified in their entirety by reference to the text of the plans.

1999 EMPLOYEE PLAN

     An employee stock option plan (the "1999 Employee Plan") was adopted by the Ameritrans Board of Directors, including a majority of the non-interested directors, and approved by a stockholder vote, in order to link the personal interests of key employees to our long-term financial success and the growth of stockholder value. The 1999 Employee Plan is substantially identical to, and the successor to, an employee stock option plan adopted by the Board of Directors of Elk and approved by it stockholders in September 1998 (the "1998 Elk Employee Plan").

     The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 125,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees. By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate and retain as employees people upon whose judgment and special skills our success in large measure depends. As of June 30, 1999, options to purchase an aggregate of 100,000 shares of Common Stock had been granted to various officers. These options were originally granted under the Elk 1998 Employee Plan. Options for 70,000 shares are exercisable for 10 years from the date of grant at a price of $8.88 per share (the fair market value of the Common Stock on the date of grant), and options for 30,000 shares are exercisable for five
(5) years from the date of grant at a price of $9.77 per share. Accordingly, 25,000 shares of Common Stock are available for future awards under the 1998 Employee Plan.

     The 1998 Employee Plan is administered by the 1999 Employee Plan Committee of the Board of Directors, which is comprised solely of non-employee directors (who are "outside directors" within the meaning of Section 152(m) of the Internal Revenue Code and "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the "1934 Act")). The committee can make such rules and regulations and establish such procedures for the administration of the 1998 Employee Plan as it deems appropriate.

NON-EMPLOYEE DIRECTOR PLAN

     A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a stockholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value. The Director Plan is substantially identical to, and the successor to, an employee stock option plan adopted by the Board of Directors of Elk and approved by it stockholders in September 1998 (the "Elk Director Plan").

     The Director Plan provides for the automatic grant of options to directors who are not our employees, officers or interested persons (an "Eligible Director"). By adopting the Director Plan, the Board believes that we will be better able to attract, motivate and retain as directors people upon whose judgment and special skills our success in large measure depends. The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares. The Director Plan is administered by a committee of directors who are not eligible to participate in the Directors Plan.

SIMPLIFIED EMPLOYEE PENSION PLAN

     In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 2000 contributions amounted to $70,775.

Gary C. Granoff's Fiscal 2000 Compensation

     The Board of Directors has set Gary C. Granoff's total annual compensation at a level it believes to be competitive with the chief executive officers of similarly capitalized specialty finance companies. Gary C. Granoff, in his capacity as Chief Executive Officer, is eligible to participate in the same executive compensation program available to Ameritrans' other senior executives.

INTERLOCKS AND INSIDER PARTICIPATION

     Ameritrans does not currently have a compensation committee, and the Board of Directors as a whole considers executive compensation matters. Each of Messrs. Granoff, Forlenza and Etra and Ms. Walker, all of whom are executive officers and directors of Ameritrans, is an "interested person" as such term is defined in Section 2(a)(19) of the 1940 Act.

STOCK PERFORMANCE GRAPH

     Although Ameritrans' Common Stock is listed on the Nasdaq SmallCap Market trading in Ameritrans' Common Stock has been extremely limited, making it difficult to meaningfully compare the performance of Ameritrans' Common Stock to that of other similar companies or a broad market index. Therefore, Ameritrans has not included a stock performance graph.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of June 30, 2000, (ii) each of our directors and (iii) all of our officers and directors as a group. Except as set forth below, the address of each person listed below is the address of Ameritrans.

                                NUMBER OF SHARES OF    PERCENTAGE OF OUTSTANDING
NAME                            COMMON STOCK OWNED     COMMON STOCK
----                            -------------------    -------------------------
*Gary C. Granoff                     315,387(1)             18.06%

*Ellen M. Walker                      57,374(2)               3.1%

*Lee A. Forlenza                      48,095(3)               2.6%

*Steven Etra                         133,016(4)               7.2%

Marvin Sabesan                        84,417(5)               4.3%
c/o  Pearl River Textiles, Inc.
990 Sixth Avenue
New York, NY

Paul Creditor                          7,556(6)                 **
747 Third Avenue, Ste. 4C
New York, NY

Allen Kaplan                          10,556(7)                 **
c/o  Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

                                NUMBER OF SHARES OF    PERCENTAGE OF OUTSTANDING
NAME                            COMMON STOCK OWNED     COMMON STOCK
----                            -------------------    -------------------------
John L. Acierno                        5,556(8)                    **
c/o  Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

John R. Laird                          5,656                       **
481 Canoe Hill Road
New Canaan, CT

Howard F. Sommer                       5,556                       **
c/o  New York Community
Investment Co., LLC
120 Broadway
New York, NY

Dan M. Granoff                       155,979(9)                 8.9%
Children's Hospital
Oakland Research Institute
747 52nd Street
Oakland, CA

Paul D. Granoff                      143,179(10)                8.2%
c/o  Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL  60504

All Officers and Directors as a      697,388(11)               39.9%
group (10 persons)

----------
* Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, and Steven Etra are each "interested persons" with respect to Ameritrans and Elk, as such term is defined in the 1940 Act.

**   Less than 1%.

1. Excludes (i) 24,933 shares owned directly or indirectly by Mr. Granoff's wife, as to which he disclaims beneficial ownership. Includes (i) 10,900 shares owned by the Granoff Family Foundation, a charitable foundation of which Mr. Granoff and his father, mother, and brother, Dan M. Granoff, are trustees; (ii) 261 shares held by GCG Associates Inc., a corporation owned by Mr. Granoff; (iii) 76,084 shares owned by Dapary Management Corp., a corporation controlled by Mr. Granoff and (iv) 30,000 shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

2. Includes (i) 200 shares held by Ms. Walker as custodian for her son; (ii) 22,800 shares held by various trusts of which Ms. Walker is a trustee and as to which she disclaims beneficial ownership (Mr. Granoff retains a reversionary interest in 21,000 of such shares), and (iii) 20,000 shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

3. Includes 17,500 shares issuable upon the exercise of ten-year options issued to under the 1999 Employee Plan. See "Stock Option Plans."

4.   Includes (i) 29,022 shares held by Mr. Etra and his wife as joint tenants;
     (ii) 27,000 shares held by Mr. Etra's wife; (iii) 1,500 shares held by Mr. Etra's son; (iv) 10,000 shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (v) 10,000 shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee and
     (vi) 17,500 shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

5. Includes 21,387 shares held by Mr. Sabesan and his wife as joint tenants and 28,551 shares held by his wife. Mr. Sabesan disclaims beneficial ownership of the 28,551 shares held by his wife. Also includes 5,556 shares issuable upon the exercise of ten-year options issued under the Director Plan. See "Stock Option Plans."

6. Includes 5,556 shares issuable upon exercise of ten year options issued under the Director Plan. See "Stock Options Plans."

7. Includes 5,556 shares issuable upon exercise of ten year options issued under the Director Plan. See "Stock Options Plans."

8. Includes 5,556 shares issuable upon exercise of ten year options issued under the Director Plan. See "Stock Options Plans."

9. Includes (i) 10,900 shares owned by a charitable foundation, of which N. Henry Granoff, his wife, Jeannette Granoff, Gary C. Granoff and Dr. Dan M. Granoff are the trustees, and (ii) 2,800 shares held in an IRA Rollover Account for the benefit of Dr. Granoff.

10. Includes 40,049 shares held by Dr. Paul Granoff directly, 77,630 held by Granoff Family Partners Ltd., of which Dr. Granoff is a general partner, and 25,500 shares held by the Granoff Pediatric Associates Profit Sharing Plan. Excludes 14,127 shares held by Dr. Granoff's wife, of which shares he disclaims beneficial ownership.

11. Includes 100,000 shares issuable upon the exercise of 30,000 five-year and 70,000 ten-year options issued under the 1999 Employee Plan and 22,224 shares issuable upon the exercise of ten-year options issued under the Director Plan. See "Stock Option Plans."

     Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("Granoff, Walker") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid Granoff, Walker fees during the fiscal year ended June 30, 2000. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

     We also rent office space from Granoff, Walker and share certain office expenses with that firm. For the fiscal year ended June 30, 2000, we paid $39,600 in rent, $59,400 in shared overhead expense, and $28,786 of other reimbursable shared overhead expense.

     During the fiscal year ended June 30, 1998, Granoff, Walker exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. The estimated maximum amount of rent for which we would be responsible is $58,000 per year, less any sublet rental income received from the outside tenants. At present, the Additional Space is fully occupied, thus requiring no reimbursement payment from us, although some liability under the reimbursement obligation may occur in the future.

CONFLICTS OF INTEREST POLICIES

     The Boards of Directors of Ameritrans and Elk have adopted policies governing potential conflicts of interest between the companies and their directors and officers. Together, these policies comprise our "Codes of Ethics" as required under the 1940 Act.

     These policies generally provide that no officer, director or employee of the respective company will make any loan which might be deemed to be appropriate for that company, unless and until such transaction is first approved by a majority of the directors of that company who are not "interested persons" of that company within the meaning of the 1940 Act and who have no financial or other material interest in the transaction. A loan would not be deemed to be appropriate for Elk if in any manner such loan (or investment) would in any way violate SBA Regulations in effect at the time of making such loan or investment. In reviewing any such transaction, the directors will examine, among other factors, whether the transaction would deprive the company of an opportunity or whether it would otherwise conflict with our best interests and those of our stockholders. A complete record of any such review and the results of the review will be maintained by the respective company as part of its permanent records.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The Ameritrans Certificate of Incorporation limits the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief or recision.

     The Ameritrans by-laws provide that Ameritrans shall indemnify its officers and directors to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have entered into indemnification agreements with our officers and directors containing provisions that may require Ameritrans, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     Ameritrans has directors' and officers' liability insurance. This policy was previously held by Elk for the benefit of its officers and directors and was assumed by Ameritrans upon the completion of the Share Exchange.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Anual Report on Form 10-K.

b)   REPORTS ON FORM 8-K

     On May 12, 2000 the Company filed a current report on 8-K reporting under
Item V (Other Events) that the Company entered into an Agreement and Plan of Merger by and among Medallion Financial Corp. and AMTC Merger Corp. a wholly owned subsidiary of Medallion Financial Corp.

     Subsequent to the period covered by this Annual Report the Company filed a current report on 8-K on September 25, 2000 reporting under Item V (Other Events) that the Company issued a press release announcing that it had (i) amended its quarterly results to reflect a change in accounting treatment of holding company restructuring costs, (ii) that it will omit its fourth quarter dividend, and (iii) that it adjusted its merger price with Medallion Financial Corp.

c)   EXHIBITS

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated by reference.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-K were prepared by management and are qulified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainity inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this form 10-K should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-K, will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that Ameritrans files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Ameritrans.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this report has been signed on the its behalf by the undersigned therunto duly authorized, in the City of New York and State of New York on the 28th day of September, 2000.

                                        AMERITRANS CAPITAL CORPORATION


                                        By:  /s/ GARY C. GRANOFF
                                             -----------------------------------
                                             Gary C. Granoff, President

     As required by the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                             DATE

/s/ GARY C. GRANOFF               President, Chairman of the             September 28, 2000
----------------------------       Board of Directors
Gary C. Granoff                   Financial and Accounting Officer

/s/ ELLEN M. WALKER               Vice President, General Counsel        September 28, 2000
----------------------------       Board of Directors
Ellen M. Walker                   Financial and Accounting Officer


/s/ LEE A. FORLENZA               Vice President and Director            September 28, 2000
----------------------------
Lee A. Forlenza

/s/ STEVEN ETRA                   Vice President and Director            September 28, 2000
----------------------------       Board of Directors
Steven Etra



/s/ MARVIN SABESAN                Director                               September 28, 2000
----------------------------
Marvin Sabesan

/s/ PAUL CREDITOR                 Director                               September 28, 2000
----------------------------
Paul Creditor

/s/ ALLEN KAPLAN                  Director                               September 28, 2000
----------------------------
Allen Kaplan

/s/ JOHN L. ACIERNO               Director                               September 28, 2000
----------------------------
John L. Acierno

/s/ HOWARD F. SOMMER              Director                               September 28, 2000
----------------------------
Howard F. Sommer

/s/ JOHN R. LAIRD                 Director                               September 28, 2000
----------------------------
John R. Laird



                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------





                                                                                              Page
                                                                                              ----

Independent Auditors Report                                                                     F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets at June 30, 2000 and June 30, 1999                                         F-2-3
    Statements of Income for the years ended June 30, 2000, 1999 and 1998                       F-4
    Statements of Comprehensive Income for the years ended June 30, 2000, 1999 and 1998         F-5
    Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998         F-6
    Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998                 F-7-8
    Schedule of Loans as of June 30, 2000                                                       F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  F-10-23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended June 30, 2000, 1999 and 1998 and the schedule of loans as of June 30, 2000. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

As explained in Note 1, the consolidated financial statements include loans valued at $56,426,579 and $50,723,932 as of June 30, 2000 and 1999,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the differences could be material.




New York, NY
September 7, 2000

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2000 and 1999
--------------------------------------------------------------------------------


                                     ASSETS

                                                          2000              1999
                                                       ----------------------------
Loans receivable                                       $ 56,806,579    $ 51,103,932
Less: allowance for loan losses                            (380,000)       (380,000)
                                                       ------------    ------------

                                                         56,426,579      50,723,932

Cash and cash equivalents                                   376,507         542,290
Accrued interest receivable                                 928,765         714,626
Assets acquired in satisfaction of loans                    609,106         612,491
Receivables from debtors on sales of assets acquired
 in satisfaction of loans                                   743,954         409,939
Equity securities                                           631,974         909,386
Furniture, fixtures and leasehold improvements, net         110,019         105,440
Prepaid expenses and other assets                           467,720         492,697
                                                       ------------    ------------


       TOTAL ASSETS                                    $ 60,294,624    $ 54,510,801
                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2000 and 1999
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2000            1999
                                                          ----------------------------
 LIABILITIES
  Debentures payable to SBA                               $  8,880,000    $  8,880,000
  Notes payable, banks                                      37,800,000      31,000,000
  Accrued expenses and other liabilities                       365,328         223,458
  Accrued interest payable                                     365,270         354,918
  Dividends payable                                                 --         314,208
                                                          ------------    ------------


       TOTAL LIABILITIES                                    47,410,598      40,772,584
                                                          ------------    ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, 1,000,000 shares authorized,                     --              --
    none outstanding
  Common stock, $.0001, par value, 5,000,000 shares
    authorized; 1,745,600 shares issued and outstanding            175             175
  Additional paid-in-capital                                13,471,474      13,214,558
  Restricted capital                                                --         256,916
  Accumulated (deficit) earnings                              (725,057)          4,815
  Accumulated other comprehensive income                       137,434         261,753
                                                          ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                           12,884,026      13,738,217
                                                          ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                            $ 60,294,624    $ 54,510,801
                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                For the Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                              2000           1999           1998
                                                          -----------------------------------------
INVESTMENT INCOME
  Interest on loans receivable                            $ 6,177,218    $ 5,197,667    $ 4,108,727
  Fees and other income                                       425,179        386,227        497,729
                                                          -----------    -----------    -----------

       TOTAL INVESTMENT INCOME                              6,602,397      5,583,894      4,606,456
                                                          -----------    -----------    -----------

OPERATING EXPENSES
  Interest                                                  3,367,907      2,440,051      1,840,731
  Salaries and employee benefits                              594,804        533,352        495,889
  Legal and professional fees                                 395,366        303,995        336,700
  Miscellaneous administrative expenses                       861,534        886,995        739,875
  Loss on assets acquired in satisfaction of loans, net        61,546         11,272         14,649
  Directors' fee                                               36,875         32,375         52,050
  Bad debt expense                                            617,846        146,465        227,748
                                                          -----------    -----------    -----------

       TOTAL OPERATING EXPENSES                             5,935,878      4,354,505      3,707,642
                                                          -----------    -----------    -----------

       OPERATING INCOME                                       666,519      1,229,389        898,814
                                                          -----------    -----------    -----------

OTHER INCOME (EXPENSES)
  Write-off non-cash receivable                                    --             --        (25,000)
  Net gain from rental activities                               7,233          7,200          6,125
  Gain on sale of equity securities                           231,703
  Recapitalization costs                                     (423,045)            --             --
  Terminated offering costs                                  (256,087)            --             --
  Recoveries                                                       --             --         57,673
                                                          -----------    -----------    -----------

       TOTAL OTHER (EXPENSES) INCOME                         (440,196)         7,200         38,798
                                                          -----------    -----------    -----------

       INCOME BEFORE INCOME TAXES                             226,323      1,236,589        937,612

INCOME TAX (BENEFIT) EXPENSE                                   13,571           (769)         3,271
                                                          -----------    -----------    -----------

       NET INCOME                                         $   212,752    $ 1,237,358    $   934,341
                                                          ===========    ===========    ===========

Weighted Average Shares Outstanding
  - Basic                                                   1,745,600      1,745,600      1,518,969
                                                          ===========    ===========    ===========
  - Diluted                                                 1,745,600      1,750,684      1,518,969
                                                          ===========    ===========    ===========

Net Income Per Common Share
  - Basic                                                       $0.12          $0.71          $0.62
                                                          ===========    ===========    ===========
  - Diluted                                                     $0.12          $0.71          $0.62
                                                          ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                For the Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                           2000         1999         1998
                                                       -------------------------------------
NET INCOME                                             $  212,752    $1,237,358   $  934,341

OTHER COMPREHENSIVE INCOME
 Unrealized gain on equity securities arising during
   the period                                              84,283        62,964      140,548
 Reclassification adjustment for gains included in
   net income                                            (208,602)           --           --
                                                       ----------    ----------   ----------


       TOTAL COMPREHENSIVE INCOME                      $   88,433    $1,300,322   $1,074,889
                                                       ==========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                For the Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                         Shares of         Common
                                          Common            Stock         Additional
                                           Stock         $0.0001 Par        Paid-In       Restricted
                                        Outstanding         Value           Capital        Capital
                                      -----------------------------------------------------------------
BALANCE - July 1, 1997                       1,283,600   $        128   $  8,903,701   $  1,679,820

Transfer of restricted capital                      --             --        711,452       (711,452)
Dividends paid                                      --             --             --             --
Net income                                          --             --             --             --
Unrealized gain on equity securities
 arising during the period                          --             --             --             --
Proceeds from sale of common stock, net
 of direct costs                               462,000             47      2,887,953             --
                                          ------------   ------------   ------------   ------------

BALANCE - June 30, 1998                      1,745,600            175     12,503,106        968,368

Transfer of restricted capital                      --             --        711,452       (711,452)
Dividends paid                                      --             --             --             --
Net income                                          --             --             --             --
Unrealized gain on equity securities
 arising during the period                          --             --             --             --
                                          ------------   ------------   ------------   ------------

BALANCE - June 30, 1999                      1,745,600            175     13,214,558        256,916

Transfer of restricted capital                      --             --        256,916       (256,916)
Dividends declared                                  --             --             --             --
Net income                                          --             --             --             --
Unrealized gain on equity securities
 arising during the period                          --             --             --             --
Reclassification adjustment for gains
 included in net income                             --             --             --             --
                                          ------------   ------------   ------------   ------------


BALANCE - June 30, 2000                      1,745,600   $        175   $ 13,471,474   $         --
                                          ============   ============   ============   ============


                                            Retained                        Accumulated
                                            Earnings         Restricted       Other
                                          (Accumulated       Retained      Comprehensive
                                            Deficit)         Earnings         Income         Total
                                          ------------------------------------------------------------
BALANCE - July 1, 1997                    $    365,878    $     25,000    $     58,241    $ 11,032,768

Transfer of restricted capital                      --              --              --              --
Dividends paid                              (1,300,930)             --              --      (1,300,930)
Net income                                     959,341         (25,000)             --         934,341
Unrealized gain on equity securities
 arising during the period                          --              --         140,548         140,548
Proceeds from sale of common stock, net
 of direct costs                                    --              --              --       2,888,000
                                          ------------    ------------    ------------    ------------

BALANCE - June 30, 1998                         24,289              --         198,789      13,694,727

Transfer of restricted capital                      --              --              --              --
Dividends paid                              (1,256,832)             --              --      (1,256,832)
Net income                                   1,237,358              --              --       1,237,358
Unrealized gain on equity securities
 arising during the period                          --              --          62,964          62,964
                                          ------------    ------------    ------------    ------------

BALANCE - June 30, 1999                          4,815              --         261,753      13,738,217

Transfer of restricted capital                      --              --              --              --
Dividends declared                            (942,624)             --              --        (942,624)
Net income                                     212,752              --              --         212,752
Unrealized gain on equity securities
 arising during the period                          --              --          84,283          84,283
Reclassification adjustment for gains
 included in net income                             --              --        (208,602)       (208,602)
                                          ------------    ------------    ------------    ------------


BALANCE - June 30, 2000                   $   (725,057)   $         --    $    137,434    $ 12,884,026
                                          ============    ============    ============    ============

      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                              2000           1999            1998
                                                          -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $   212,752    $ 1,237,358    $   934,341
                                                          -----------    -----------    -----------
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                               74,714         63,649         49,890
   Gain on sale of equity securities                         (231,703)            --             --
   Write-off of non-cash receivable                                --             --         25,000
   Increase in accrued interest receivable                   (214,139)      (198,516)      (107,945)
   (Increase) decrease in prepaid expenses and
    other assets                                                  522       (267,071)       (30,616)
   Increase in accrued expenses and
    other liabilities                                         141,870         19,358         92,096
   Increase in accrued interest payable                        10,352        133,214         40,456
                                                          -----------    -----------    -----------

       TOTAL ADJUSTMENTS                                     (218,384)      (249,366)        68,881
                                                          -----------    -----------    -----------

       NET CASH (USED) PROVIDED BY
         OPERATING ACTIVITIES                                  (5,632)       987,992      1,003,222
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans receivable, assets acquired in
   satisfaction of loans and receivables from debtors
   on sales of assets acquired in satisfaction of loans    (6,013,277)    (9,599,670)    (8,177,183)
  Net sales (purchases) of equity securities                  364,796       (217,242)       (52,450)
  Acquisition of furniture, fixtures and leasehold
   improvements                                               (54,838)       (42,387)       (37,468)
                                                          -----------    -----------    -----------

       NET CASH USED IN INVESTING
        ACTIVITIES                                         (5,703,319)    (9,859,299)    (8,267,101)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, banks, net                   6,800,000      8,915,000      5,265,000
  Net proceeds from sale of common stock                           --             --      2,888,000
  Dividends paid                                           (1,256,832)    (1,256,832)      (986,724)
                                                          -----------    -----------    -----------

       NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                          5,543,168      7,658,168      7,166,276
                                                          -----------    -----------    -----------

       NET DECREASE IN CASH
        AND CASH EQUIVALENTS                                 (165,783)    (1,213,139)       (97,603)
CASH AND CASH EQUIVALENTS - Beginning                         542,290      1,755,429      1,853,032
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - Ending                        $   376,507    $   542,290    $ 1,755,429
                                                          ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                For the Years Ended June 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                            2000            1999          1998
                                                        -----------------------------------------
Cash paid during the years for:

  Interest                                              $ 3,357,555    $ 2,306,837   $ 1,840,276
  Income taxes                                          $     9,864    $        --   $     8,048

Noncash investing and financing activities:

  Conversion of loans to assets acquired in
   satisfaction of loans                                $        --    $   381,500   $    26,090

  Unrealized gains of equity securities
    arising during the period                           $    84,283    $    62,694   $   140,548

  Reclassification adjustment for gains
   included in net income                               $  (208,602)   $        --   $        --

  Transfer of restricted capital                        $   256,916    $   711,452   $   711,452

  Declaration of cash dividend                          $        --    $   314,208   $   314,208




   The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                               SCHEDULE OF LOANS

                                                                   June 30, 2000
--------------------------------------------------------------------------------

                                                                                      Maturity
                                                    Number           Interest           Dates           Balance
Type of Loan                                       of Loans           Rates          (In Months)      Outstanding
-----------------------------------------------------------------------------------------------------------------
New York City:
 Taxi medallion                                         103             8 - 16%        48 - 300        $16,612,749
 Radio car service                                       27            11 - 15%         24 - 48            209,253

Chicago:
 Taxi medallion                                         484            11 - 16%        21 - 120         24,980,811

Boston:
 Taxi medallion                                          13           9.5 - 11%        39 - 180          1,637,688

Miami:
 Taxi medallion                                          40          10.5 - 16%        29 - 180          1,620,094

Other loans:
 Restaurant                                               4            10 - 12%        60 - 180            327,261
 Hairdresser                                              2                 12%             180             69,322
 Car Wash/Auto Center                                     7           8 - 10.5%        60 - 180            880,027
 Golf Course                                              1                 14%              12            200,000
 Bagel store                                              1                 14%              60             13,513
 Dry Cleaner                                             13          10.5 - 18%        48 - 120          1,821,367
 Laundromat                                              34           9.5 - 18%         51 - 84          5,536,645
 Laundry Equipment Dealer                                 1                9.5%              52             68,966
 Financial Services                                       1                 14%             120            252,782
 Black Car Service (real property)                        4          10.5 - 11%        60 - 180            652,380
 Auto Sales                                               3            12 - 13%        57 - 120            275,349
 Embroidery Manufacturer                                  2            12 - 18%         24 - 60            214,209
 Movie Theater                                            1                 16%             120            157,298
 Retirement home                                          1                 14%              84            300,000
 Garden Supply/Florist                                    1                 14%              91            287,500
 Commercial Construction                                  2            13 - 16%         72 - 84            689,365
                                                                                                       -----------
      Total Loans Receivable                                                                            56,806,579

 Less: Allowance for loan losses                                                                           380,000
                                                                                                       -----------
      Loans Receivable, net                                                                            $56,426,579
                                                                                                       ===========


   The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization and Summary of Significant Accounting Policies

     Organization and Principal Business Activity

     Ameritrans Capital Corporation ("Ameritrans"), a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation ("Elk") on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations. The historical financial statements prior to December 16, 1999 were those of Elk. In the accompanying financial statements, the capital structure and earnings per share of Elk has been retroactively restated to reflect the share exchange as if it occurred at the beginning of the periods presented.

     Elk, a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk has also registered as an investment company under the Investment Company Act of 1940 to make business loans.

     Ameritrans is a specialty finance company that through its subsidiary, Elk makes loans to taxi owners, to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

     Basis of Consolidation

     The consolidated financial statements include the accounts of Ameritrans, Elk and EAF Holding Corporation ("EAF"), a wholly owned subsidiary of Elk, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

     EAF was formed in June 1992 and began operations in December 1993. The purpose of EAF is to own and operate certain real estate assets acquired in satisfaction of loans by Elk.

     Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which will engage in the similar lending and investment activities. Since inception, Elk Capital had no operations and activities.

     Loans and the Allowance for Loans

     Losses Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgment, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

     Loans and the Allowance for Loans Losses, continued

     process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of June 30, 2000 and 1999, approximately 79% and 85% respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

     Accounting Standard for Impairment of Loans

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
     - Income Recognition and Disclosure", a loan is determined to be impaired if it is probable that the contractual amounts due will not be collected in accordance with the terms of the loan. The SFAS generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As all of the Company's loans are collateral dependent, impairment is measured based on the fair value of the collateral. If the fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premium or discount), the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses. The Company individually evaluates all loans for impairment. See Note 3 for further discussion.

     Loans Receivable

     Loans are placed on nonaccrual status once they become 180 days past due as to principal or interest. In addition, loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the ultimate collectibility of interest and principal is doubtful.

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2000 and 1999.

     Income Taxes

     Ameritrans and Elk have elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

     Income Taxes, continued

     under the Code. In order to preserve this election for fiscal 2000, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

     Depreciation and Amortization

     Depreciation  and   amortization  of  furniture,   fixtures  and  leasehold
     improvements is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     Net Income per Share

     During the year ended June 30, 1998, the Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 2000 and 1998, as inclusion is anti-dilutive. For 1999, the Company had options outstanding which resulted in common stock equivalents of 5,084 shares.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At June 30, 2000 and 1999, loan costs amounted to $104,876 and $129,331, respectively, net of accumulated amortization of $139,105 and $114,650, respectively. Amortization expense for the years ended June 30, 2000, 1999 and 1998 was $24,455.

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

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

     Comprehensive Income

     During the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     Stock-Based Compensation

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

     Business Segment

     During the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment of financing services. The Company's customers and operations are within the United States.

     Loan Sales and Servicing Fee Receivable

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

     Loan Sales and Servicing Fee Receivable, continued

     measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 also requires the Company's excess servicing rights be measured at fair market value and reclassified as interest only receivables and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS 125, the Company adopted in the new requirements effective January 1, 1998. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company.

     Cost of Start-Up Activities

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

     Accounting for Derivatives and Hedging Activities

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is required to be adopted in years beginning after June 15, 2000, which has been deferred to June 30, 2000. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.


NOTE 2 - Assets Acquired in Satisfaction of Loans

     Receivables from debtors on sales of assets acquired in satisfaction of loans represent loans to borrowers arising out of the sales of defaulted assets. Pursuant to an SBA regulation, these loans are presented separately in the accompanying consolidated balance sheets.

                                                                                                         Assigned
                                                                                                       Mortgage and
                                                  Real Estate      Radio Cars          Artwork             Note             Total
                                                  ----------------------------------------------------------------------------------
BALANCE, July 1, 1998                             $ 312,935         $  39,285         $  48,250         $      --         $ 400,470

Additions                                                --                --                --           381,500           381,500
Sales                                              (122,000)           (8,044)               --                --          (130,044)
Write-offs and payments                                  --           (10,000)          (10,000)          (19,435)          (39,435)
                                                  ---------         ---------         ---------         ---------         ---------

BALANCE, June 30, 1999                            $ 190,935         $  21,241         $  38,250         $ 362,065         $ 612,491
                                                  ---------         ---------         ---------         ---------         ---------

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - Assets Acquired in Satisfaction of Loans, continued

                                                                                                        Assigned
                                                                                                      Mortgage and
                                                     Real Estate      Radio Cars       Artwork             Note             Total
                                                     -------------------------------------------------------------------------------
BALANCE, June 30, 1999                               $ 190,935        $  21,241        $  38,250        $ 362,065         $ 612,491
                                                     ---------        ---------        ---------        ---------         ---------

Write-offs and payments                                     --               --               --           (3,385)           (3,385)
                                                     ---------        ---------        ---------        ---------         ---------

BALANCE, June 30, 2000                               $ 190,935        $  21,241        $  38,250        $ 358,680         $ 609,106
                                                     =========        =========        =========        =========         =========


NOTE 3 - Loans Receivable

     All loans on nonaccrual status have been classified as impaired. The Company recognizes interest income on a cash basis on these loans if the principal is fully secured. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan. The Company has loans totaling approximately $804,000 and $762,000 at June 2000 and 1999 respectively, which are still accruing interest but are not performing according to the terms of the contract and accordingly these loans are impaired under SFAS 114. At June 30, 2000 and 1999 approximately $804,000 and $743,000 respectively, of these loans were fully collateralized as to principal and interest. Interest receivable at June 30, 2000 and 1999 totaled approximately $90,000 and $78,000 respectively, for such loans.

     The following table sets forth certain information concerning impaired loans as of June 30, 2000 and 1999:

                                                     2000           1999
                                                  -------------------------
     Impaired loans with an allowance             $       --     $  167,212

     Impaired loans without an allowance           1,363,003      1,512,456
                                                  ----------     ----------

           Total Impaired Loans                   $1,363,003     $1,679,668
                                                  ==========     ==========

     Allowance for impaired loans                 $       --     $  157,886
                                                  ==========     ==========

     Average balance of impaired loans            $1,521,335     $1,213,258
                                                  ==========     ==========

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Loans Receivable, continued

     Transactions in the allowance for loan losses are summarized as follows:

     BALANCE, July 1, 1998                                         $295,000
                                                                   --------

     Additions, net                                                  85,000
                                                                   --------

     BALANCE, June 30, 1999                                         380,000
                                                                   --------

     Additions, net                                                      --
                                                                   --------

     BALANCE, June 30, 2000                                        $380,000
                                                                   ========


NOTE 4 - Equity Securities

     Equity securities consist of the following as of June 30, 2000 and 1999:

                                                  Chicago      Miami        Investment      Dry       Telecommuni
                                                  Taxicab     Taxicab        Advisory     Cleaner       cations
                                                Medallions   Medallions        Firm       Company    and Technology     Total
                                                ------------------------------------------------------------------------------
     BALANCE, July 1, 1998                      $ 444,427     $  86,752     $  70,000     $  28,000     $      --    $ 629,179

     Purchase of securities                       128,754         4,102            --            --       150,000      282,856

     Sale of securities                           (15,613)           --       (50,000)           --            --      (65,613)

     Unrealized gain (loss)
     on equity securities
     arising durning the period                    85,897       (22,933)           --            --            --       62,964
                                                ---------     ---------     ---------     ---------     ---------    ---------

     BALANCE, June 30, 1999                       643,465        67,921        20,000        28,000       150,000      909,386


     Purchase of securities                            --            --            --            --       150,576      150,576

     Sale of securities                          (269,669)           --       (20,000)      (14,000)           --     (303,669)

     Unrealized gain (loss) on equity
      securities arising during the
      period                                        8,089        76,194            --            --            --       84,283

     Reclassification adjustment for
      gains included in net income               (208,602)           --            --            --            --     (208,602)
                                                ---------     ---------     ---------     ---------     ---------    ---------

     BALANCE, June 30, 2000                     $ 173,283       144,115     $      --     $  14,000       300,576    $ 631,974
                                                =========     =========     =========     =========     =========    =========

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Equity Securities, continued

     At June 30, 2000 and 1999, the fair value of the Chicago and Miami Taxicab Medallions were increased resulting in unrealized gains.


NOTE 5 - Debentures Payable to SBA

     At June 30, 2000 and 1999 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                                        2000                1999
                                                 Current Effective    Principal           Principal
      Issue Date                Due Date           Interest Rate       Amount               Amount
     ----------------------------------------------------------------------------------------------
     September 1993          September 2003            6.12(1)       $1,500,000          $1,500,000
     September 1993          September 2003            6.12           2,220,000           2,220,000
     September 1994          September 2004            8.20           2,690,000           2,690,000
     December 1995           December 2005             6.54           1,020,000           1,020,000
     June 1996               June 2006                 7.71           1,020,000           1,020,000
     March 1997              March 2007                7.38(2)          430,000             430,000
                                                                     ----------          ----------
                                                                     $8,880,000          $8,880,000
                                                                     ==========          ==========

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


NOTE 6 - Notes Payable to Banks

     At June 30, 2000 and 1999 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $35,000,000 respectively. At June 30, 2000 and 1999, the Company had $37,800,000 and $31,000,000 respectively, outstanding under these lines. The loans, which mature through November 30, 2000, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates including certain fees which make the effective rates approximately prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - Notes Payable to Banks, continued

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.


NOTE 7 - Preferred Stock

     Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60-month period on a straight-line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at June 30, 2000 and 1999 was approximately $-0- and $256,000, respectively.

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

     In September 1998, the stockholders of the Company approved and in February 1999 the SBA approved an amendment to the Certificate of Incorporation of the Company eliminating all of the authorized Series A and Series B preferred stock of the Company. This amendment to the Certificate of Incorporation was filed and became effective on May 21, 1999.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - Common Stock

     Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares are issued and outstanding after the shares exchange with Elk (see Note 1). Ameritrans also has 1,000,000 shares of "blank check" preferred stock, none of which are issued and outstanding.

     For the year ended June 30, 1998, the Company completed the sale, as part of a private placement offering, of 462,000 shares of common stock. Total proceeds from the sale of common stock amounted to $2,888,000, net of direct related expenses of $115,000.


NOTE 9 - Income Taxes

     The provision for income tax expense (benefit) for the years ended June 30, 2000, 1999 and 1998 consists of the following:

                                       2000           1999          1998
                                    --------------------------------------
     Federal                        $    986       $  1,689       $ (1,014)
     State and City                   12,585         (2,458)         4,285
                                    --------       --------       --------

                                    $ 13,571       $   (769)      $  3,271
                                    ========       ========       ========

     The above provision represents income taxes incurred on undistributed income for the respective years.


NOTE 10 - Related Party Transactions

     Related Party Transactions

     The Company paid $63,688, $62,987 and $43,234 to a related law firm for the years June 30, 2000, 1999 and 1998, respectively, for the services provided. The Company generally charges its borrowers loan origination fees to generate income to offset expenses incurred by the Company for legal fees paid by the Company for loan closing services.

     The Company rents office space on a month-to-month basis from an affiliated entity without a formal lease agreement. Rent expense amounted to $39,600 each for the years ended June 30, 2000 and 1999, respectively and $40,048 for the year ended June 30, 1998. The Company also shares overhead costs and reimburses for office and salary expenses from this affiliated entity. Overhead costs and reimbursed office and salary expenses amounted to $88,186 and $85,138 and $81,308 for the years ended June 30, 2000, 1999 and
     1998, respectively.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies

     Interest Rate Swap

     On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank expiring on June 8, 2001. On October 13, 1999, the Company entered into an additional interest rate swap transaction with the same bank for $5,000,000 expiring on October 8, 2001. On January 12, 2000, the Company entered into another interest rate swap transaction for $10,000,000 with this bank expiring January 8, 2001. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 6 for terms and effective interest rates). These Swap transactions call for a fixed rate of 5.86%, 4.95% and 6.57% (plus 150 basis points for each swap), respectively for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

     Interest Rate Cap

     At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expired on March 20, 2000, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection in the event that the three-month LIBOR rate exceeded 6.75 percent. The premium paid for the purchase of this cap was amortized over its life and recorded as an adjustment to interest expense. Payments received under this cap would be credited to interest expense.

     Loan Commitments

     At June 30, 2000 and 1999, the Company had commitments to make loans totaling approximately $2,070,000 and $4,058,000, respectively, at interest rates ranging from 8.25% to 18%.

     Other Commitment

     On May 4, 2000, the Company executed an Agreement and Plan of Merger with Medallion Financial Corporation ("Medallion") and subsequently has amended certain terms and conditions, pursuant to which the Company will merge into and with a wholly owned subsidiary of Medallion. The transaction which is structured to qualify as a "pooling of interests" for accounting purposes, is subject to the approval of the shareholders of the company, the satisfactory completion of due diligence by Medallion, approval from the U.S. Small Business Administration, the U.S. Department of Justice and the Federal Trade Commission and other customary closing conditions. Subject to the foregoing conditions, the Company expects to close the transaction in the fourth quarter of 2000.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - Defined Contribution Plan

     On April 15, 1996, the Company adopted a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 2000, 1999 and 1998, contributions amounted to $72,463, $64,137 and $63,435, respectively.


NOTE 13 - Stock Option Plans

     Employee Incentive Stock Option Plan

     During September 1998, Elk adopted an employee incentive stock option plan, an aggregate of 125,000 shares of common stock are authorized for issuance under the plan. Subsequently Ameritrans adopted an employee stock option plan which is substantially identical to and successor to the Elk plan. The plan provides that options may be granted to attract and retain key employees of the Company. Options granted under the plan are exercisable for periods ranging from five to ten years. In addition, the option price will be at least market value or at least 110% of market value of the common stock on the grant date for employees and stockholders who own more than 5% of the common stock, respectively. In January 1999, the Company granted 100,000 options to certain key employees at an exercise price ranging from $8.875 to $9.7625 per share.

     Non-Employee  Directors Stock Option Plan

     On August 31, 1999, the SEC approved a Non-Employee Directors Stock Option Plan with an aggregate of 75,000 options authorized for issuance. The plan provides that options may be granted to attract and retain qualified persons to serve as directors of the Company. Options granted under this plan are exercisable twelve months from the date of grant and expire five years from the date of grant. In addition, the option price will not be less than the market value of the common stock on the grant date. On August 31, 1999, the Company granted 22,224 options to four directors at an exercise price of $9.00 per share. In January 2000, the Company granted an additional 11,112 options to two directors at an exercise price of $9.00 per share.

     Activities under this plan are as follows:

                                                     Weight     Weighted Average
                                      Number of     Average      Remaining Life
                                       Options   Exercise Price    Contractual
                                      ----------------------------------------
     BALANCE - July 1, 1999           100,000         $9.14              8.5

     Options granted                   33,336          9.00              4.2
                                      -------         -----            -----

     BALANCE - June 30, 2000          133,336          9.00              6.3
                                      =======         =====            =====

     Exercisable - June 30, 2000      133,336         $9.11              6.3
                                      =======         =====            =====

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - Stock Option Plans, continued

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 2000.

                                   Assumptions
     --------------------------------------------------------------------------
     Risk-free rate                                                  5.23%-6.18%
     Dividend yield                                                         7.5%
     Volatility factor of the expected market price of the Company's
      common stock                                                         0.72
     Average life                                                        5 years

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended June 30, 2000 is as follows:

     Pro forma net income                                         $   128,968
                                                                  ===========
     Pro forma net income per share

          - basic                                                 $      0.07
                                                                  ===========
          - diluted                                               $      0.07
                                                                  ===========

     The weighted average fair value of options granted during the year ended June 30, 2000 was $2.51 for shares.

Note 14 - Other Matters

     Recapitalization costs
     In connection with the share for share exchange between Elk and Ameritrans on December 16, 1999 (see note 1), recapitalization costs incurred by the Company in the amount of $423,045 have been recorded as an expense for the year ended June 30, 2000

     Terminated offering costs
     Based on the proposed merger with Medallion Funding (see note 11) the Company has determined not to pursue and therefore terminate as of May 4, 2000, the Company's proposed public offering. Deferred offering costs incurred by the Company in the amount of $256,087 have been recorded as an expense for the year ended June 30, 2000.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - Fair Value of Financial Instruments

     The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments".

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

     Loans Receivable - The fair value of loans is estimated at cost net of the allowance for loan losses. The Company believes that the rates of these loans approximate current market rates (see Note 3).

     Equity Securities - The Company's equity securities consist of investments in corporations who own and operate Chicago taxicab medallions (28%), a dry cleaner (2%), Miami taxicab medallions (23%) and a Telecommunications Company (47%) (see Note 4).

     Debentures Payable to Small Business Administration - The fair value of debentures as of June 30, 2000 and 1999 were approximately $ 9,431,000 and $8,989,000, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company (see Note 5).

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

             ASSETS                                     LIABILITIES
     ---------------------------------------------------------------------------
          Cash                                    Notes  payable,  banks
          Accrued  interest  receivable           Accrued interest payable
          Assets acquired in satisfaction of
          loans Receivables from debtors
          on sales of assets acquired in
          satisfaction of loans

                                 EXHIBIT INDEX

Exhibit
Number    Exhibit
--------  -------


2.1 Agreement and Plan of Merger dated as of May 4, 2000 by and among Medallion Financial Corp., AMTC Merger Corp., and Ameritrans Capital Corporation.(1)

2.2 Amendment No. 8 dated as of August 29, 2000 to the Agreement and Plan of Merger dated as of may 4, 2000 by and among Medallion Financial Corp., AMTC Merger Corp., and Ameritrans Capital Corporation.(2)

3(i)      Certificate of Incorporation(3)

3(ii)     By-laws(3)

4 Form of subordinated debentures issued to the U.S. Small Business Administration ("SBA") by Elk Associates Funding Corporation ("Elk") - Debenture issued March 26, 1997 - principal amount - $430,000; Maturity Date - March 1, 2007; Stated Interest Rate - 7.38%.

          The following debentures are omitted pursuant to Rule 483:

          a. Debenture issued September 22, 1993 - principal amount - $1,500,000; Maturity Date - September 1, 2003;
             Stated Interest Rate - 6.12%.

          b. Debenture issued September 22, 1993 - principal amount - $2,220,000; Maturity Date - September 1, 2003;
             Stated Interest Rate - 6.12%.

          c. Debenture issued September 28, 1994 - principal amount - $2,690,000; Maturity Date - September 1, 2004;
             Stated Interest Rate - 8.20%.

          d. Debenture issued December 14, 1995 - principal amount - $1,020,000; Maturity Date - December 1, 2005; Stated Interest Rate - 6.54%.

          e. Debenture issued June 26, 1996 - principal amount - $1,020,000; Maturity Date - June 1, 2006; Stated Interest Rate - 7.71%.

10.1      Security Agreement between Elk and the SBA, dated September 9,
          1993.(4)

10.2 Custodian Agreement, Intercreditor Agreement and amendments thereto - See Exhibits j.1, k.2, k.3, and k.4, below.

10.3      1998 Employee Stock Option Plan.(3)

10.4      Non-Employee Director Stock Option Plan.(4)

10.5 Custodian Agreement among Elk; Bank Leumi Trust Company of New York ("Leumi"), Israel Discount Bank of New York ("IDB"), Bank Hapoalim B.M. ("Hapoalim") and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the "Custodian Agreement").(4)

10.6      Agreements between Elk and the SBA.

          a. Agreement dated September 9, 1993.(4)

          b. Agreement dated February 7, 1997.(4)

10.7 Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA, dated September 9,1993 (the "Intercreditor Agreement").(4)

10.8      Amendments to the Custodian and Intercreditor Agreements.

          a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.(4)

          b. Form of Amendment adding bank:

             i. Amendment adding United Mizrahi Bank and Trust Company ("UMB"), dated June __, 1995 was previously filed.

             ii. Amendment adding Sterling National Bank and Trust Company of
                 New York ("Sterling"), dated April __, 1996 - omitted pursuant to Rule 483.

10.9 Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the "Bank Intercreditor Agreement").(4)

10.10     Amendments to the Bank Intercreditor Agreement.

          a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

          b. Form of Amendment adding bank:

             i.  Amendment adding UMB, dated June __, 1995 was previously filed.

             ii. Amendment adding Sterling, dated April __, 1996 - omitted pursuant to Rule 483.

10.11 Grid Demand Promissory Note dated August 27, 1999 between Ameritrans and Israel Discount Bank of New York.(5)

10.12 Promissory Note dated January 15, 2000 between Ameritrans and Bank Leumi USA and Letter Agreement of even date between aforementioned parties.(5)

10.13 Master Note dated October 4, 1999 between Ameritrans and European American Bank.(5)

10.14 Form of indemnity agreement between Ameritrans and each of its directors and officers.(3)

27        Ameritrans Capital Corporation Financial Data Schedule.

----------
(1)  Incorporated by reference from the registrant's Current Report on 8-K (Item
     V) (File No. 333-63951) filed on May 12, 2000.

(2)  Incorporated by reference from the registrant's Current Report on 8-K (Item
     V) (File No. 333-63951) filed on September 6, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form N-14 (File No. 333-63951), initially filed September 22, 1998.

(4) Incorporated by reference from the registrant's Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(5) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 15, 2000.