Form 10-Q
period 2000-09-30
AMERITRANS CAPITAL CORP
filed 2000-11-15
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000

                                       or

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

                             Yes [X]           No [  ]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2000: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Report of Independent Accountants..................................   1
           Consolidated  Balance  Sheets as of September 30, 2000
             (unaudited) and June 30, 2000 .................................   2
           Consolidated  Statements of Operations -- For the Three Months
             Ended September 30, 2000 and 1999 (unaudited) .................   4
           Consolidated  Statements of Cash Flows -- For the Three
             Months Ended September 30, 2000 and 1999 (unaudited) ..........   5
           Notes to Consolidated Financial Statements ......................   7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  17

         Signatures ........................................................  18

                                     PART I

                              FINANCIAL INFORMATION

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Ameritrans Capital Corporation and Subsidiaries as of September 30, 2000, and the related consolidated statements of income and cash flows for the three month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2000, and the related consolidated statement of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated September 7, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

The consolidated financial statements include loans valued at $57,061,533 as of September 30, 2000, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the difference could be material.

New York, NY
November 9, 2000                                      /s/ Marcum & Kliegman, LLP

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                September 30, 2000 (Unaudited) and June 30, 2000

                                     ASSETS

                                                         September 30, 2000       June 30, 2000
                                                         ------------------       -------------
Loans receivable ...................................        $ 57,633,533        $ 56,806,579
Less: allowance for loan losses ....................            (572,000)           (380,000)
                                                            ------------        ------------

                                                              57,061,533          56,426,579
Cash and cash equivalents ..........................             504,647             376,507
Accrued interest receivable ........................             796,487             928,765
Assets acquired in satisfaction of loans ...........             666,555             609,106
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................             736,736             743,954
Equity securities ..................................             670,762             631,974
Furniture, fixtures and leasehold improvements, net              102,556             110,019
Prepaid expenses and other assets ..................             508,329             467,720
                                                            ------------        ------------

                    TOTAL ASSETS ...................        $ 61,047,605        $ 60,294,624
                                                            ============        ============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                September 30, 2000 (Unaudited) and June 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30, 2000  June 30, 2000
                                                                 ------------------  -------------
LIABILITIES
        Debentures payable to SBA ..........................        $ 8,880,000        $ 8,880,000
        Notes payable, banks ...............................         38,500,000         37,800,000
        Accrued expenses and other liabilities .............            405,697            365,328
        Accrued interest payable ...........................            290,131            365,270
                                                                    -----------        -----------

             TOTAL LIABILITIES .............................         48,075,828         47,410,598
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
        Common stock, $.0001 par value: 5,000,000 shares
        authorized; 1,745,600 shares issued and outstanding,                175                175
        Additional paid-in-capital .........................         13,471,474         13,471,474
        Accumulated deficit ................................           (637,306)          (725,057)
        Accumulated other comprehensive income .............            137,434            137,434
                                                                    -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY ....................         12,971,777         12,884,026
                                                                    -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....        $61,047,605        $60,294,624
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

                                           AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                        For the Three Months Ended September 30, 2000 and 1999


                                                Three Months Ended     Three Months Ended
                                                September 30, 2000     September 30, 1999
                                                ------------------     ------------------
INVESTMENT  INCOME
  Interest on loans  receivable                    $1,548,345              $1,404,270
  Fees and other income                                75,983                 114,561
                                                  -----------             -----------

       TOTAL INVESTMENT INCOME                      1,624,328               1,518,831
                                                  -----------             -----------

OPERATING EXPENSES
     Interest                                         962,499                 727,184
     Salaries  and employee  benefits                 141,494                 145,009
     Legal fees                                        38,291                  94,968
     Miscellaneous  administrative expenses           183,066                 196,676
     Loss on assets acquired in
        satisfaction of loans, net                     14,588                      59
     Directors' fee                                       250                  15,000
     Bad debt expense                                 194,298                     --
                                                  -----------             -----------

TOTAL OPERATING EXPENSES                            1,534,486               1,178,896
                                                  -----------             -----------

OPERATING INCOME                                       89,842                 339,935

       NET INCOME BEFORE INCOME TAXES                  89,842                 339,935

INCOME TAXES                                            2,091                   3,211
                                                  -----------             -----------
       NET INCOME                                    $ 87,751                $336,724
                                                  ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                        1,745,600               1,745,600
                                                  ===========             ===========
       Diluted                                      1,750,684               1,749,894
                                                  ===========             ===========
NET INCOME PER COMMON SHARE
       Basic                                           $.0503                  $.1929
                                                  ===========             ===========
       Diluted                                         $.0501                  $.1924
                                                  ===========             ===========


    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

             For the Three Months Ended September 30, 2000 and 1999

                                                                 September 30, 2000  September 30, 1999
                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $   87,751        $  336,724
                                                                     -----------       -----------

    Adjustments  to  reconcile  net  income to net cash
        provided  by  operating activities:
        Depreciation and amortization                                     15,541            10,990
        Increase in accrued interest receivable                          132,278           (68,424)
        Increase in prepaid expenses and other assets                    (46,722)         (195,547)
        Increase in accrued expenses and other liabilities                40,369            70,349
        Increase (decrease) in accrued interest payable                  (75,139)          (51,229)
                                                                     -----------       -----------

            TOTAL ADJUSTMENTS                                             66,327          (233,861)
                                                                     -----------       -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                   154,078           102,863
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans        (685,185)       (2,606,780)
        Purchases (sales) of equity securities                           (38,788)          (30,000)
        Acquisition of furniture, fixtures and leasehold
            improvements                                                  (1,965)          (43,240)
                                                                     -----------       -----------

            NET CASH USED IN INVESTING ACTIVITIES                       (725,938)       (2,680,020)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable, banks, net                          700,000         2,350,000
        Dividends paid                                                                    (314,208)
                                                                     -----------       -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                $  700,000        $2,035,792
                                                                     -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

             For the Three Months Ended September 30, 2000 and 1999

                                          September 30, 2000  September 30, 1999
                                          ------------------  ------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS    $ 128,140         $  (541,365)
CASH AND CASH EQUIVALENTS - Beginning            376,507             542,290
                                             -----------         -----------

CASH AND CASH EQUIVALENTS - Ending              $504,647            $    925
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

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

     The consolidated balance sheet of Ameritrans Capital Corporation (the "Company") as of September 30, 2000, the related statements of operations, and cash flows for the three months ended September 30, 2000 and September 30, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Elk's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Commission.


     Organization and Principal Business Activity

     Ameritrans Capital Corporation ("Ameritrans"), a Delaware corporation acquired all of the outstanding shares of Elk Associats Funding Corporation ("Elk") on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations. The historical financial statements prior to December 16, 1999 were those of Elk.

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

     Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities. Since inception, Elk Capital had no operations and activities.

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of September 30, 2000 and June 30, 2000 approximately 79% of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

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

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 2000 and June 30, 2000.

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

     Net Income per Share

     During the year ended June 30, 1999, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. At September 30, 2000 and June 30, 2000 the Company has 133,336 options outstanding which resulted in common stock equivalents of 5,084 and 5,084 shares, respectively.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At September 30, 2000 and June 30, 2000, loan costs amounted to $98,762 and $104,877, respectively, net of accumulated amortization of $145,218 and $139,105, respectively.

     Amortization expense for the periods ended September 30, 2000 and June 30, 2000 was $6,114 and $24,455, respectively.

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

NOTE 2 -- Debentures Payable to SBA

     At September 30, 2000 and June 30, 2000 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

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

NOTE 3 -- Notes Payable to Banks

     At September 30, 2000 and June 30, 2000, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $40,000,000, respectively. At September 30, 2000 and June 30, 2000, the Company had $38,500,000 and $37,800,000, respectively, outstanding under these lines. The loans, which mature through November 30, 2000, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates approximately prime minus 1 1/4%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

     At September 30, 2000 the Company is in violation of certain covenants related to this debt and is currently seeking a waiver from the bank. At June 30, 2000 the Company received a waiver from the bank regarding the same violation and anticpates receiving another waiver in the near future. The Company is in discussions with the bank to update and modify those covenants to avoid this problem in the future.

NOTE 4 -- Preferred Stock

     Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60-month period on a straight- line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at September 30, 2000 and June 30, 2000 was $-0-.

     During 1992, Elk authorized the issuance of 752,729 shares of a new Series B cumulative preferred stock with a 4 percent dividend and a $10 par value. All preferred shares are restricted solely for issuance to the SBA. No sales of the Series B preferred shares have occurred to date. On September 30, 1996, Congress passed a law that in effect prevents the SBA from making any further purchase of 4% preferred stock from any specialized small business investment company.

     In September 1998, the stockholders of Elk approved and in February 1999 the SBA approved an amendment to the Certification of Incorporation of Elk eliminating all of the authorized Series A and Series B preferred stock of Elk. This amendment to the Certificate of Incorporation was filed and became effective on May 21, 1999.

NOTE 5 -- Common Stock

     Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares are issued and outstanding after the shares exchange with Elk. Ameritrans also has 1,000,000 shares of "blank check" preferred stock, none of which are issued and outstanding.

NOTE 6 -- Income Taxes

     The provision for income taxes (benefit) for the periods ended September 30, 2000 and June 30, 2000, consists of the following:

                                           September 30, 2000      June 30, 2000
                                           ------------------      -------------

Federal                                           $  -0-              $   986
State and city                                     2,091               12,585
                                                --------             --------

                                                  $2,091              $13,571
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

     Loan commitments

     At September 30, 2000 and June 30, 2000, the Company had commitments to make loans totaling approximately $1,113,000 and $2,070,000, at interest rates ranging from 8.25% to 18%.

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

     Equity Securities -- The Company's equity securities as of September 30, 2000 consist of investments in corporations who own and operate Chicago Taxicab Medallions (26%), a dry cleaner (2%), Miami Taxicab Medallions (21%), a telecommunications company (47%) and a biotech research company (4%).

     Debentures Payable to Small Business Administration -- The fair value of debentures as of September 30, 2000 and June 30, 2000 was approximately $9,352,172 and $9,941,000, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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

NOTE 9 -- Proposed Acquisition

     On May 4, 2000,  the company  executed an Agreement and Plan of Merger with
Medallion Financial Corporation ("Medallion") and subsequently has amended certain terms and conditions, pursuant to which the Company will merge into and with a wholly-owned subsidiary of Medallion (the "Transaction"). The Transaction, which is structured to qualify as a "pooling-of-interests" for accounting purposes, is subject to the approval of the shareholders of the Company, the approval of certain lenders or receipt of a financing commitment by Medallion which is satisfactory to them, as well as the receipt of certain approvals from the U.S. Small Business Administration, the U.S. Department of Justice and the Federal Trade Commission and other customary closing conditions. Subject to the foregoing conditions, the Transaction is expected to close in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

General

     The Company is a holding company whose subsidiary Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

     Elk primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. Elk also makes loans and investments to persons who qualify under SBA regulation as
"non-disadvanged". Elk's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami Taxicab Medallions. Elk also makes loans and investments in other diversified businesses.

Results of Operations For the Three Months ended September 30, 2000 and 1999

     Total Investment Income.

     The Company's investment income for the three months ended September 30, 2000 increased to $1,624,328 from $1,518,831 or (6.9%) as compared with the three month period ended September 30, 1999. This increase was mainly due to an increase in the loan portfolio. The portfolio increased from $53,719,005 as of the September 30, 1999 to $57,633,533 as of September 30, 2000, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.


Operating Expenses

     Interest expenses for the three month period ended September 30, 2000 increased $235,315 ($962,499 vs. $727,184) over the similar period ended September 30, 1999. This increase was mainly due to increased bank borrowings for the period and was due to higher interest rates for the period ended September 30, 2000.

     Other operating expenses for the three months ended September 30, 2000 decreased $31,595 when compared with the three months ended September 30, 1999. The decrease was mainly due to decreased legal fees during the period. During the three months ended September 30, 2000, the Company added $192,000 to its allowance for loan losses which reflects its growing commitment to its diversified loan portfolio over the past three years.

Balance Sheet and Reserves

     Total assets increased by $752,981 as of September 30, 2000, when compared with the balance sheet as of June 30, 2000. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market, together with increases in the diversified loan portfolio. In connection therewith, the Company increased its allowance for loan losses by $192,000 during the three months ended September 30, 2000. This expansion was financed by additional bank debt of $700,000 incurred in the three month period.

PART II. OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K

     (a)  No exhibits are being filed.

     (b)  Reports on Form 8-K.

     On September 25, 2000 the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that it had (i) amended its quarterly results to reflect a change in accounting treatment of holding company restructuring costs, (ii) that it will omit its fourth quarter dividend, and (iii) that it adjusted its merger price with Medallion Financial Corp.

     On September 6, 2000 the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company executed Amendment No. 8 to the merger agreement by and between Medallion Financial Corp., AMTC Merger Corp. and Ameritrans Capital Corporation which adjusted the pricing formula of the merger transaction.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERITRANS CAPITAL CORPORATION

Date: November 15, 2000            By:      /s/ Gary C. Granoff
                                            -------------------
                                            Gary C. Granoff
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)