Form 10-Q
period 2000-12-31
AMERITRANS CAPITAL CORP
filed 2001-02-14
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2000

                                       or

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

                             Yes [X]           No [  ]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 13, 2001: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
           Consolidated  Balance  Sheets as of December 31, 2000
             (unaudited) and June 30, 2000 .................................   1
           Consolidated  Statements of Operations -- For the Three and Six
             Month periods Ended December 31, 2000 and 1999 (unaudited) ....   3
           Consolidated  Statements of Cash Flows -- For the Six
             Months Ended December 31, 2000 and 1999 (unaudited) ...........   4
           Notes to Consolidated Financial Statements ......................   6
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  14

PART II. OTHER INFORMATION

Item 5   Other Information .................................................  15

Item 6.  Exhibits and Reports on Form 8-K ..................................  15

         Signatures ........................................................  16

                                     PART I

                              FINANCIAL INFORMATION


                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 2000 (Unaudited) and June 30, 2000

                                     ASSETS

                                                         December 31, 2000      June 30, 2000
                                                         ------------------     -------------
Loans receivable ...................................        $ 56,159,543        $ 56,806,579
Less: allowance for loan losses ....................            (572,000)           (380,000)
                                                            ------------        ------------

                                                              55,587,543          56,426,579
Cash and cash equivalents ..........................             614,986             376,507
Accrued interest receivable ........................             903,864             928,765
Assets acquired in satisfaction of loans ...........             932,814             609,106
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................             431,282             743,954
Equity securities ..................................             560,172             631,974
Furniture, fixtures and leasehold improvements, net               94,075             110,019
Prepaid expenses and other assets ..................             760,379             467,720
                                                            ------------        ------------

                    TOTAL ASSETS ...................        $ 59,885,115        $ 60,294,624
                                                            ============        ============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 2000 (Unaudited) and June 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 December 31, 2000   June 30, 2000
                                                                 ------------------  -------------
LIABILITIES
        Debentures payable to SBA ..........................        $ 8,880,000        $ 8,880,000
        Notes payable, banks ...............................         37,000,000         37,800,000
        Accrued expenses and other liabilities .............            425,382            365,328
        Accrued interest payable ...........................            293,711            365,270
        Dividends Payable...................................            331,664
                                                                    -----------        -----------

             TOTAL LIABILITIES .............................         46,930,757         47,410,598
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
        Common stock, $.0001 par value: 5,000,000 shares
        authorized; 1,745,600 shares issued and outstanding,                175                175
        Additional paid-in-capital .........................         13,471,474         13,471,474
        Accumulated deficit ................................           (654,725)          (725,057)
        Accumulated other comprehensive income .............            137,434            137,434
                                                                    -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY ....................         12,954,358         12,884,026
                                                                    -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....        $59,885,115        $60,294,624
                                                                    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

      For the Three Months and Six Months Ended December 31, 2000 and 1999

                                             Three Months Ended   Three Months Ended         Six Months Ended     Six Months Ended
                                              December 31, 2000    December 31, 1999         December 31, 2000    December 31, 1999
                                              -----------------    -----------------         -----------------    -----------------
INVESTMENT  INCOME
  Interest on loans receivable                   $ 1,492,157           $ 1,502,653              $ 3,040,502          $ 2,906,923
  Fees and other income                              106,053               176,755                  182,036              291,316
  Gain on sale of equity security                     12,130                76,169                   12,130               76,169
                                                 -----------           -----------              -----------          -----------
    TOTAL INVESTMENT INCOME                        1,610,340             1,755,577                3,234,668            3,274,408
                                                 -----------           -----------              -----------          -----------
OPERATING EXPENSES
  Interest                                           782,271               818,863                1,744,770            1,546,047
  Salaries and employee benefits                     168,110               136,119                  309,604              281,128
  Legal fees                                          41,746               142,581                   80,037              237,549
  Miscellaneous administrative expenses              262,964               241,241                  441,254              437,917
  Loss on assets acquired in
    satisfaction of loans, net                        36,405                 1,876                   55,769                1,935
  Directors' fee                                        (750)                5,250                     (500)              20,250
  Bad debt expense                                       -0-                81,050                  194,298               81,050
  Recapitalization costs                                                   345,941                                       345,941
                                                 -----------           -----------              -----------          -----------
TOTAL OPERATING EXPENSES                           1,290,746             1,772,921                2,825,232            2,951,817
                                                 -----------           -----------              -----------          -----------
OPERATING INCOME                                     319,594               (17,344)                 409,436              322,591
                                                 -----------           -----------              -----------          -----------
    INCOME BEFORE INCOME TAXES                       319,594               (17,344)                 409,436              322,591

INCOME TAXES (BENEFIT)                                 5,349                 8,772                    7,440               11,983
                                                 -----------           -----------              -----------          -----------
    NET INCOME (LOSS)                            $   314,245           $   (26,116)             $   401,996          $   310,608
                                                 ===========           ===========              ===========          ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                            1,745,600             1,745,600                1,745,600            1,745,600
                                                 ===========           ===========              ===========          ===========
- Diluted                                          1,745,600             1,746,572                1,745,600            1,746,572
                                                 ===========           ===========              ===========          ===========
NET INCOME (LOSS) PER COMMON SHARE
- Basic                                          $     .1800           $    (.0150)             $     .2303          $     .1779
                                                 ===========           ===========              ===========          ===========
- Diluted                                        $     .1800           $    (.0150)             $     .2303          $     .1778
                                                 ===========           ===========              ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Six Months Ended December 31, 2000 and 1999

                                                                 December 31, 2000   December 31, 1999
                                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  401,996        $  310,608
                                                                     -----------       -----------

    Adjustments  to  reconcile  net  income to net cash
        provided  by  operating activities:
        Depreciation and amortization                                     18,891            24,985
        Increase (Decrease) in accrued interest receivable                24,901          (143,413)
        Increase in prepaid expenses and other assets                   (292,659)          (46,036)
        Increase in accrued expenses and other liabilities                60,054            38,671
        Increase (decrease) in accrued interest payable                  (71,559)           59,630
                                                                     -----------       -----------

            TOTAL ADJUSTMENTS                                           (260,372)          (66,163)
                                                                     -----------       -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                   141,624           244,445
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans         828,000        (6,910,242)
        (Purchases) sales of equity securities                            71,802           (34,760)
        Acquisition of furniture, fixtures and leasehold
            improvements                                                  (2,947)          (46,211)
                                                                     -----------       -----------

            NET CASH USED IN INVESTING ACTIVITIES                        896,855        (6,991,213)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayment from proceeds of notes payable, banks, net            (800,000)        7,600,000
        Dividends paid                                                                    (628,416)
                                                                     -----------       -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                $ (800,000)       $6,971,584
                                                                     -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

               For the Six Months Ended December 31, 2000 and 1999

                                          December 31, 2000   December 31, 1999
                                          -----------------   -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS      $ 238,479         $   224,816
CASH AND CASH EQUIVALENTS - Beginning            376,507             542,290
                                             -----------         -----------

CASH AND CASH EQUIVALENTS - Ending              $614,986         $   767,106
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

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

     The consolidated balance sheet of Ameritrans Capital Corporation (the "Company") as of December 31, 2000, the related statements of operations, and cash flows for the six months ended December 31, 2000 and December 31, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Commission.

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

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of December 31, 2000 and June 30, 2000 approximately 78% of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

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

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2000 and June 30, 2000.

     Income Taxes

     The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2001, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

     Depreciation and Amortization

     Depreciation  and   amortization  of  furniture,   fixtures  and  leasehold
improvements is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     Net Income per Share

     During the year ended June 30, 1999, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. At December 31, 2000 and June 30, 2000 the Company has 133,336 options outstanding which resulted in common stock equivalents of nil and 5,084 shares, respectively.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At December 31, 2000 and June 30, 2000, loan costs amounted to $92,649 and $104,877, respectively, net of accumulated amortization of $151,332 and $139,104, respectively.

     Amortization expense for the periods ended December 31, 2000 and June 30, 2000 was $12,228 and $24,455, respectively.

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

NOTE 2 -- Debentures Payable to SBA

     At December 31, 2000 and June 30, 2000 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                 Current
                                               Effective             Principal
     Issue Date             Due Date          Interest Rate           Amount
     ----------             --------          -------------           ------
September 1993            September 2003          6.12              $1,500,000
September 1993            September 2003          6.12               2,220,000
September 1994            September 2004          8.20               2,690,000
December 1995             December 2005           6.54               1,020,000
June 1996                 June 2006               7.71               1,020,000
March 1997                March 2007              7.38(1)              430,000
                                                                    ----------

                                                                    $8,880,000
                                                                    ==========

----------
(1) The Company is also required to pay an additional annual user fee of 1% on this debenture


     Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

NOTE 3 -- Notes Payable to Banks

     At December  31, 2000 and June 30,  2000,  the Company had loan  agreements with three (3) banks for lines of credit aggregating $40,000,000 and $40,000,000, respectively. At December 31, 2000 and June 30, 2000, the Company had $37,000,000 and $37,800,000, respectively, outstanding under these lines. The loans, which mature through January 2001 bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates approximately prime minus 1 1/4%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 4 -- Preferred Stock

     Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which was amortized over a 60-month period on a straight- line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at December 31, 2000 and June 30, 2000 was $-0-.

NOTE 5 -- Common Stock

     Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares are issued and outstanding. Ameritrans also has 1,000,000 shares of "blank check" preferred stock, none of which are issued and outstanding.

     On January 10, 2001, the Company declared a cash dividend of $0.19 per common share, for a total of $331,664, which was paid on January 31, 2001.


NOTE 6 -- Income Taxes

     The provision for income taxes for the periods ended December 31, 2000 and June 30, 2000, consists of the following:

                                           December 31, 2000      June 30, 2000
                                           -----------------      -------------

Federal                                           $2,562              $   986
State and city                                     4,878               12,585
                                                --------             --------

                                                  $7,440              $13,571
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

     Loan commitments

     At December 31, 2000 and June 30, 2000, the Company had commitments to make loans totaling approximately $1,290,500 and $2,070,000, at interest rates ranging from 8.25% to 18%.

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

     Equity Securities -- The Company's equity securities as of December 31, 2000 consist of investments in corporations who own and operate Chicago Taxicab Medallions (11%), a dry cleaner (2%), Miami Taxicab Medallions (26%), a telecommunications company (57%) and a biotech research company (4%).

     Debentures Payable to Small Business Administration -- The fair value of debentures as of December 31, 2000 and June 30, 2000 was approximately $9,320,869 and $9,941,000, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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

NOTE 9 -- Subsequent Event

     On January 31, 2001, the company terminated an Agreement and Plan of Merger with Medallion Financial Corporation ("Medallion"). This termination will result in a charge of approximately $425,000 in the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the Consolidated Financial Statements and Notes therewith appearing in this report Form 10Q and the Company's Annual Report on Forms 10 KSB for the year ended June 30, 2000.

General

Ameritrans acquired Elk on December 16, 1999 in a share-for-share exchange. As of December 31, 2000 Ameritrans had no separate operations. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

The Company primarily makes loans and investments to persons who qualify under SBA Regulations as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. The Company also makes loans and investments to persons who qualify under SBA regulations as "non-disadvantaged". The Company's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago, and Miami Taxicab Medallions. The Company also makes loans and investments in other diversified businesses.

Results of Operations
For the Six Months Ended December 31, 2000 and 1999

Total Investment Income

The Company's investment income for the six months ended December 31, 2000, decreased to $3,234,668 from $3,274,408, or 1.2% as compared with the six months ended December 31, 1999. This decrease was mainly due to leveling of the portfolio as a result of the potential Medallion Transaction. The portfolio was $58,029,360 at December 31, 1999 vs $56,159,543 at December 31, 2000. The gain on sale of equity securities for the six months ended December 31, 2000 was $12,130 as compared to $76,169 for the similar period ended December 31, 1999.

Operating Expenses

Interest expenses for the six month period ended December 31, 2000 increased $198,723 to $1,744,770 when compared with the six months ended December 31, 1999. This increase was due to higher borrowings in the period combined with higher interest rates paid during the period. Other operating expenses decreased $92,615 mainly due to lower legal fees incurred in Chicago due to a decrease in new loan activity. Bad debt expenses for the six month period ended December 31, 2000 was $194,298 vs $81,050 in the similar period ended December 31, 1999.

In the six month period ended December 31, 1999 the Company incurred $345,941 of recapitalization costs, which was a one time nonrecurring charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Results of Operations
For the Three Months ended December 31, 2000 and 1999

Total Investment Income

The Company's investment income for the three months ended December 31, 2000 decreased to $1,610,340 from $1,755,577 or by $145,237 or (8.3%) for the three month period ended December 31, 2000 and December 31, 1999. This decrease was mainly due to a decrease in other fees ($70,702) and decrease in gains on sale of equity securities ($64,039) during the three month period, which reflects a slow down of new investments in the Chicago Medallion Market.

Operating Expenses

Interest expense for the three month period ended December 31, 2000 decreased $36,592 ($782,271 from $818,863) over the similar period ended December 31, 1999. This decrease was mainly due to decreased bank borrowings as compared with the prior period.

Other operating expenses decreased $18,592 when compared with the similar three month period ended December 31, 1999. This decrease was mainly due to a decrease in non-related legal fees incurred consistent with the decrease of new investments in the Chicago Medallion Market, as discussed above. In addition, bad debts decreased $81,050 when compared with the similar period.

In the three month period ended December 31, 1999 the Company incurred $345,941 of recapitalization costs, which was a one time nonrecurring charge.

Balance Sheet and Reserves

Total assets decreased $409,509 as of December 31, 2000 when compared with total assets as of June 30, 2000. This decrease was due to management's decision to maintain the portfolio at its current level in anticipation of the Medallion Transaction. Bank debt during the period was reduced by $800,000.

On January 31, 2001 the Company terminated the Agreement and Plan of Merger with Medallion Financial Corp. The termination will result in a charge of approximately $425,000 in the quarter ended March 31, 2001.


PART II. OTHER INFORMATION

ITEM 5 -- Other Information

     On January 31, 2001 the proposed Agreement and Plan of Merger (the "Merger Agreement") between the Company, and Medallion Financial Corp. was terminated by the Company because the parties were unable to reach mutually agreeable terms for an extension of the closing date.

ITEM 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Promissory Note dated December 15, 2000 between the Company and Bank Leumi USA and letter of extension between the aforementioned parties.


     (b)  Reports on Form 8-K.

     On November 16, 2000 the Company filed a current report on Form 8-K reporting under Item V (Other Events) that on October 31, 2000 Amendment No. 9 to the Merger Agreement was executed, pursuant to which the parties agreed (i) that the average closing sale price per share of Medallion's common stock on the NASDAQ Market during the Determination Period (as defined in the Merger Agreement) at which either party shall have the right to terminate the Merger Agreement shall be reduced from $15.00 to $14.00 per share; (ii) that the purchase price (i.e., number of Medallion shares) to be paid to the Company's shareholders if the average price per share of Medallion common stock during the Determination Period is between $14.00 and $14.99 shall be calculated by dividing $8.01 by such average closing price of the Medallion common stock;
(iii) to the modification of certain representations by the Company; (iv) that the date by which Medallion shall have obtained either approval of the Company's lenders to the merger or shall have obtained financing satisfactory to it shall be extended from November 1, 2000, to November 30, 2000; and (v) the date by which the merger must be completed shall be extended from December 31, 2000, to January 31, 2001, unless the only condition remaining to be satisfied under the Agreement is obtaining SBA approval, in which event, such outside date shall be February 23, 2001. The Company also reported that it was in discussions with Medallion regarding a further extension of the date by which Medallion shall have obtained either the consent of the Company's lenders or financing satisfactory to Medallion.

     On November 29, 2000 the Company filed a current report on Form 8-K reporting under Item V (Other Events) that on November 29, 2000 Amendment No. 10 to the Merger Agreement was executed, pursuant to which the parties agreed to an extension of the date by which Medallion shall have obtained either the consent of Ameritrans' lenders to the Merger Agreement or comparable financing satisfactory to Medallion to January 23, 2001.

     On February 6, 2001, subsequent to the period covered by this report, the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that the proposed Merger Agreement by and between the Company, Medallion Financial Corp. and AMTC Merger Corp. was terminated.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERITRANS CAPITAL CORPORATION

Date: February 14, 2001            By:      /s/ Gary C. Granoff
                                            -------------------
                                            Gary C. Granoff
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)