Form 10-Q
period 2001-03-31
AMERITRANS CAPITAL CORP
filed 2001-05-15
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001

                                       or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from ____________ to

                         Commission File Number 0-22153

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


Yes [X] No [ ]

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 9, 2001: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q

                               Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements .................................................1
         Consolidated  Balance  Sheets as of March 31, 2001
           (unaudited) and June 30, 2000.......................................1
         Consolidated  Statements of Operations --For the Three Months
           and Nine Months Ended March 31, 2001 and 2000 (unaudited) ..........3
         Consolidated  Statements of Cash Flows -- For the Nine
           Months Ended March 31, 2001 and 2000 (unaudited) ...................4
         Notes to Consolidated Financial Statements ...........................5
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............................12
PART II. OTHER INFORMATION
Item 5. Other Information ....................................................13
Item 6. Exhibits and Reports on Form 8-K .....................................13
           Signatures ........................................................14

                                     PART I

                             FINANCIAL INFORMATION

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2001 (Unaudited) and June 30, 2000

                                     ASSETS

                                                                        March 31, 2001          June 30, 2000
     Loans receivable ............................................       $ 56,435,260            $ 56,806,579
     Less: allowance for loan losses .............................           (572,000)               (380,000)
                                                                         ------------            ------------
                                                                           55,863,260              56,426,579
     Cash and cash equivalents ...................................            603,427                 376,507
     Accrued interest receivable .................................          1,015,553                 928,765
     Assets acquired in satisfaction of loans ....................            944,503                 609,106
     Receivables from debtors on sales of assets acquired
         in satisfaction of loans ................................            426,553                 743,954
     Equity securities ...........................................            416,766                 631,974
     Furniture, fixtures and leasehold improvements, net .........             94,249                 110,019
     Prepaid expenses and other assets ...........................            274,594                 467,720
                                                                         ------------            ------------

                         TOTAL ASSETS ............................       $ 59,638,905            $ 60,294,624
                                                                         ============            ============


The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2001 (Unaudited) and June 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31, 2001      June 30, 2000
                                                                        --------------      -------------
     LIABILITIES
             Debentures payable to SBA ............................     $  8,880,000          $  8,880,000
             Notes payable, banks .................................       37,250,000            37,800,000
             Accrued expenses and other liabilities ...............          409,781               365,328
             Accrued interest payable .............................          246,495               365,270
             Dividends payable ....................................          196,380                   --

                                                                        ------------          ------------
                  TOTAL LIABILITIES ...............................       46,982,656            47,410,598


     COMMITMENTS AND CONTINGENCIES
     STOCKHOLDER'S EQUITY
             Common stock, $.0001 par value: 5,000,000 shares
             authorized; 1,745,600 shares issued and outstanding, .              175                   175
             Additional paid-in-capital ...........................       13,471,474            13,471,474
             Accumulated deficit ..................................         (834,322)             (725,057)
             Accumulated other comprehensive income ...............           18,922               137,434
                                                                        ------------          ------------


                                                                        ------------          ------------
                  TOTAL STOCKHOLDERS' EQUITY ......................       12,656,249            12,884,026
                                                                        ------------          ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................     $ 59,638,905          $ 60,294,624
                                                                        ============          ============

The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

       For the Three Months and Nine Months Ended March 31, 2001 and 2000

                                                Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                   March 31, 2001      March 31, 2000       March 31, 2001      March 31, 2000
INVESTMENT  INCOME
  Interest on loans  receivable                     $1,655,672          $ 1,612,746         $ 4,696,174        $  4,519,669
  Fees and other income                                 73,896              118,675             255,932             409,991
  Gain on sales of equity securities                   109,507               90,748             121,637             166,917


                                                ---------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                              1,839,075            1,822,169           5,073,743           5,096,577
                                                ---------------------------------------------------------------------------


OPERATING EXPENSES
     Interest                                          904,712              887,450           2,649,482           2,433,497
     Salaries  and employee  benefits                  199,409              202,743             509,013             483,871
     Legal fees                                         58,985               94,495             139,022             332,044
     Miscellaneous  administrative expenses            213,373              169,809             654,628             607,726
     Loss on assets acquired in
        satisfaction of loans, net                      19,474               30,240              75,242              32,175
     Directors' fee                                     10,500               11,625              10,000              31,875
     Bad debt expense                                      --                89,080             194,298             170,130
     Recapitalization Costs                                --                77,104                 --              423,045
     Writeoff of Merger Costs                          413,187                  --              413,187                 --


                                                ---------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                             1,819,640            1,562,546           4,644,872           4,514,363
                                                ---------------------------------------------------------------------------


OPERATING INCOME                                        19,435              259,623             428,871             582,214
                                                ---------------------------------------------------------------------------

  NET INCOME BEFORE INCOME TAXES                        19,435              259,623             428,871             582,214

INCOME TAXES                                             2,652                6,712              10,092              18,695
                                                ---------------------------------------------------------------------------

      NET INCOME                                    $   16,783          $   252,911         $   418,779        $    563,519

OTHER COMPREHENSIVE (LOSS) INCOME
      Net reclassification adjustment
      for gains included in net income
      and unrealized gain on equity
      security                                        (118,512)            (149,999)           (118,512)           (149,999)
                                                ---------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME                         $ (101,729)         $   102,912         $   300,267        $    413,520
                                                ===========================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                          1,745,600            1,745,600           1,745,600           1,745,600
      Diluted                                        1,745,600            1,748,360           1,745,600           1,748,360
                                                ---------------------------------------------------------------------------


NET INCOME PER COMMON SHARE
      Basic                                         $   0.0096          $   0.1449          $   0.2399         $    0.3228
      Diluted                                       $   0.0096          $   0.1447          $   0.2399         $    0.3223
                                                ===========================================================================

The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Nine Months Ended March 31, 2001 and 2000

                                                                                  March 31, 2001       March 31, 2000
                                                                                 ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                    $   418,779             $   563,519
                                                                                 ------------------------------------

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  49,272                  37,485
        Gain on sale of equity securities                                            (121,637)               (166,917)
        (Increase)decrease in accrued interest receivable                             (86,788)                (87,430)
       (Increase) decrease in prepaid expenses and other assets                       174,785                  16,837
        Increase(decrease) in accrued expenses and other liabilities                   44,453                 219,689
        Increase (decrease) in accrued interest payable                              (118,775)                 48,271
                                                                                 ------------------------------------
            TOTAL ADJUSTMENTS                                                         (58,690)                 67,935
                                                                                 ------------------------------------


             NET CASH PROVIDED BY OPERATING ACTIVITIES                                360,089                 631,454
                                                                                 ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans                      545,323              (7,823,688)
        Sales of equity securities                                                    218,333                 198,254
        Acquisition of furniture, fixtures and leasehold
            improvements                                                              (15,161)                (48,362)


                                                                                 ------------------------------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       748,495              (7,673,796)
                                                                                 ------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
        (Repayment) Proceeds from notes payable, banks, net                          (550,000)              7,600,000
        Dividends paid                                                               (331,664)               (960,080)


                                                                                 ------------------------------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        $  (881,664)            $ 6,639,920
                                                                                 ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $   226,920             $  (402,422)
CASH AND CASH EQUIVALENTS - Beginning                                                 376,507                 542,290

                                                                                 ------------------------------------
CASH AND CASH EQUIVALENTS - Ending                                                $   603,427             $  139,868
                                                                                 ====================================


The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

     The consolidated balance sheet of Ameritrans Capital Corporation ("the Company" or "Ameritrans") as of March 31, 2001, the related statements of operations, and cash flows for the nine months ended March 31, 2001 and March 31, 2000 included in Item 1 have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Commission.

     Organization and Principal Business Activity

     Ameritrans, a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation ("Elk") on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations. The historical financial statements prior to December 16, 1999 were those of Elk.

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

     Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities. Since inception, Elk Capital has had no operations and activities.

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of March 31, 2001 and June 30, 2000 approximately 78% and 78%, respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

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

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2001 and June 30, 2000.

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

Depreciation and Amortization

     Depreciation and amortization of furniture, fixtures and leasehold improvements is computed on the straight- line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

Net Income per Share

     During the year ended June 30, 1999, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. At March 31, 2001 and June 30, 2000 the Company has 133,336 options outstanding which resulted in common stock equivalents of nil and 5,084 shares respectively.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At March 31, 2001 and June 30, 2000, loan costs amounted to $86,535 and $104,877, respectively, net of accumulated amortization of $157,446 and $139,104, respectively.

     Amortization expense for the periods ended March 31, 2001 and June 30, 2000 was $18,341 and $24,455, respectively.

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

NOTE 2 -- Debentures Payable to SBA

     At March 31, 2001 and June 30, 2000 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

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
                                                                      ----------
                                                                      $8,880,000
                                                                      ==========

----------
(1) The Company is also required to pay an additional annual user fee of 1% on this debenture. Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

NOTE 3 -- Notes Payable to Banks

     At March 31, 2001 and June 30, 2000, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At March 31, 2001 and June 30, 2000, the Company had $37,250,000 and $37,800,000, respectively, outstanding under these lines. The loans, which mature through May 8, 2001, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates range from approximately prime minus 1 1/4%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and were not required to maintain compensating balances.

NOTE 4 -- Preferred Stock

     Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60- month period on a straight- line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest expired sixty months from the date of the repurchase agreement.

NOTE 5 -- Common Stock

     Ameritrans has 5,000,000 authorized common shares, $.0001 par value, of which 1,745,600 shares are issued and outstanding. Ameritrans also has 1,000,000 shares of "blank check" preferred stock, none of which are issued and outstanding.


     On April 30, 2001 the Company declared a cash dividend of $0.1125 per common share, for a total of $196,380, which will be paid to stockholders of record on May 25, 2001 with a payment date of May 31, 2001. Of the $196,380 dividend, which is being paid out of the Company's capital surplus, $87,155 is attributable to the Company's current earnings.

NOTE 6 -- Income Taxes

     The provision for income taxes (benefit) for the periods ended March 31, 2001 and June 30, 2000, consists of the following:

                    March 31, 2001    June 30, 2000
                    --------------------------------

Federal                 $ 1,161          $   986
State and City            8,931           12,585
                     -------------------------------
                        $10,092          $13,571
                     ===============================



The above provision represents income taxes incurred on undistributed income for the respective years.

NOTE 7 -- Commitments and Contingencies

     Interest Rate Swap

     On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank expiring on June 8, 2001. This Swap transaction was entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. On October 13, 1998, the Company entered into an additional interest rate Swap transaction with the same bank for $5,000,000 expiring on October 8, 2001. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 5.86% and 4.95%, respectively, plus 150 basis points or effective rate of 7.36% and 6.45%, respectively, for the Company if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

     On January 18, 2000, the Company entered into an additional interest rate swap transaction for $10,000,000, which expired January 2001 and which was not renewed at that time. This swap transaction called for a fixed rate of 6.57% plus 150 basis points or an effective rate of 8.07%.

      Loan commitments

     At March 31, 2001 and June 30, 2000, the Company had commitments to make loans totaling approximately $1,503,830 and $2,070,000, at interest rate ranging from 8.25% to 15%.

NOTE 8 -- Fair Value of Financial Instruments

     The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of Statement of Financial Accounting Standards, SFAS No. 107, "Disclosure about Fair Value of Financial Instruments".

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

     Equity Securities -- The Company's equity securities as of March 31, 2001 consist of investments in corporations who own and operate Chicago Taxicab Medallions 11%, a dry cleaner 4%, contact lens distributor 13%, a Telecommunications Company 66%, and a biotech research company 6%.

     Debentures Payable to Small Business Administration -- The fair value of debentures as of March 31, 2001 and June 30, 2000 was approximately $8,930,000 and $9,941,000,respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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


NOTE 9 -- Medallion Merger

     On January 31, 2001, the Company terminated an Agreement and Plan of Merger with Medallion Financial Corporation ("Medallion"). This termination resulted in a charge of $413,187 in the period ended, March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this Report on Form 10Q and the Company's Annual Report for the year ended June 30, 2000.

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

Results of Operations
For the Nine Months ended March 31, 2001 and 2000.

Total investment income

     The Company's investment income for the nine months ended March 31, 2001 decreased to $5,073,743 from $5,096,577 when compared with the nine months period ended March 31, 2000. Interest earned on loans receivable increased by $175,505 offset by decreases on other fees $154,059 and reduced gains on sales of equity securities $45,280 when compared with the prior period. These changes were mainly due to management's conservative lending policy during the merger discussions with Medallion.

Operating Expenses

     Interest expense for the nine month period ended March 31, 2001 increased $215,985 ($2,649,482 from $2,433,497) over the similar period ended March 31, 2000. This increase was mainly due to increased average outstanding bank borrowings for the period, and due to higher average interest rates over the period ended March 31, 2001.

     Other operating expenses decreased $85,476 when compared with the similar period ended March 31, 2000. This decrease was mainly due to a decrease in legal costs relating to the Company's investment in the Chicago Medallion Market. In addition, salaries and benefits increased $25,142 and bad debts increased $24,168, respectively, when compared with the prior period.

     During the nine months ended March 31, 2001, the Company wrote off $413,187 in merger costs. During the nine months ended March 31, 2000 the Company wrote off $423,045 of recapitalization costs.

Results of Operations
For the Three Months ended March 31, 2001 and 2000

     Total investment income

     The Company's investment income for the three months ended March 31, 2001 increased to $1,839,075 from $1,822,169 when compared with the three month period ending March 31, 2000. This leveling was due to pending negotiations in connection with the proposed merger with Medallion Financial Corp. In addition, there was a gain on the sale of equity securities which amounted to $109,507 compared with $90,748 in the similar quarter of the prior year.

     Operating Expenses

     Interest expense for the three month period ended March 31, 2001 increased $17,262 ($904,712 from $887,450) over the similar period ended March 31, 2000. This increase was mainly due to higher average interest rates for the period ended March 31, 2001.

     Other operating expenses decreased $96,521 when compared with the similar period ended March 31, 2000. This decrease was due to bad debts written off in the similar quarter of the prior year. During the three month period ended March 31, 2001 the Company wrote off merger costs in the amount of $413,187. During the similar quarter ended March 31, 2000, $77,104 of recapitalization costs were written off.

Balance Sheet and Reserves

     Total assets decreased $655,719 as of March 31, 2001 when compared with the balance sheet as of June 30, 2000. This decrease is due mainly to writedown of merger costs associated with the potential merger writeoff of $413,187. Management's decision during the negotiation period was to employ a conservative lending policy until the merger was completed. The Company utilized its cash flow during the period to pay down its short term debt $550,000.

PART II. OTHER INFORMATION

Item 5. Other Information

     On January 31, 2001 the proposed Agreement and Plan of Merger (the "Merger Agreement") between the Company and Medallion Financial Corp. was terminated by the Company because the parties were unable to reach mutually agreeable terms for an extension of the closing date.

Item 6. Exhibits and Reprots on Form 8-K

     (b) Reports on Form 8-K

     On February 6, 2001 the Company filed a current report on Form 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that the proposed Merger Agreement by and between the Company and Medallion Financial Corp. was terminated.

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERITRANS CAPITAL CORPORATION

Date: May 15, 2001           By:  /s/ Gary C. Granoff
                                 -------------------
                                 Gary C. Granoff
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Chief Accounting Officer)