Form 10-K
period 2001-06-30
AMERITRANS CAPITAL CORP
filed 2001-10-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of October 10, 2001 was approximately $4,830,600 based on the last sale price of the Registrant's Common Stock on the Nasdaq SmallCap Market as of the close of business on October 10, 2001. There were 1,745,600 shares of the Registrant's Common Stock outstanding as of October 10, 2001.

                         AMERITRANS CAPITAL CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

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

     Elk makes loans to the owners of taxi medallion businesses in the New York City, Chicago, Miami and Boston markets and to other small businesses. Elk has never experienced any material losses of principal in connection with taxi financings. Loans made to finance the purchase or continued ownership of taxi medallions, taxis and related assets represented approximately 78% of Elk's loan portfolio as of June 30, 2001. Loans made to finance the acquisition and/or operation of other small businesses constitute the balance of Elk's loan portfolio.

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

     In addition, both Ameritrans and Elk have elected to be treated as "regulated investment companies," or "RICs," for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. As a RIC we qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder. Ameritrans has paid dividends to its shareholders since its inception with the exception of the three month periods ended June 30, 2000 and September 30, 2000.

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

Proposed Merger Terminated

     Ameritrans had proposed entering into a merger with Medallion Financial Corp. pursuant to an Agreement and Plan of Merger initially dated May 4, 2000 (the "Merger Agreement"), which was subject to various conditions before the merger could be consummated. On January 31, 2001 the proposed merger was terminated by Ameritrans because the parties were unable to reach mutually agreeable terms for an extension of the closing date.

CURRENT BUSINESS ACTIVITIES

     AMERITRANS. To date, Ameritrans' only activities have been the operation of Elk.

     ELK. Elk was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk has made loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets.

     Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2001, totaled $436,914 or 0.75% of total assets. Elk may make additional equity investments. However, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets. Elk has one (1) wholly-owned subsidiary, EAF Holding Corporation, formed in 1992, the sole activities of which are to own and operate certain real estate assets acquired in satisfaction of loans.

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

     At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. Elk's most recent experience, in June 2001, was that individually owned medallions sold for approximately $180,000 to $190,000 and corporate medallions sold for approximately $222,000 each. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

     Based upon statistics obtained from the TLC, from 1989 through 1998, the number of corporate medallions that were resold by their holders varied each year from approximately 245 to 440, which suggests that there were between 122 and 220 minifleet corporations in need of financing each year, while the number of individual owner medallions sold each year varied from 250 to 415. Assuming that a typical minifleet financing for purchases of medallions might involve a sum of approximately $400,000, the dollar volume of New York City minifleet financings might range from $49 million to $88 million a year. Assuming that a typical individual medallion financing for a purchase of a medallion involves a sum of approximately $170,000, the dollar volume of New York City individual medallion financing might range from $41 million to $75 million a year.

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

     In December, 1997, the City Council increased the number of medallions by 1,000 additional medallions, which were issued over a period of three years. Of these medallions, 500 were issued in lotteries to taxi drivers who never owned a medallion, and the other 500 were auctioned to the highest bidder. In the November 1998 auction of 150 medallions, there were 499 bids to purchase medallions. The winning bid prices ranged from $57,000 to $63,000 per medallion, which was approximately the same as open market prices for taxi medallions that were sold in Chicago at that time. In the August, 1999 auction of 150 medallions, the winning bid prices ranged from $65,000 to $70,000.

     In October, 2000 the City of Chicago held its final auction of 200 medallions under the program authorized in December, 1997. The City set a minimum bid of $60,000, and all 200 medallions were sold at auction at prices that ranged from $60,000 to $68,000. In July, 2000 the last 200 medallions authorized under the lottery program were distributed by lottery.

     In November, 2000, the City Council passed a new ordinance authorizing the City to auction up to 50 medallions per year through November, 2004, representing a total of 150 medallions over three years. The City Council, however, did not authorize any further lotteries of medallions. The new ordinance also requires purchasers of the medallions to operate a taxi-van instead of the standard taxicab vehicle, which we believe will cost the medallion purchaser three times as much to purchase, equip and prepare as compared to a standard taxicab. As a result, we believe that the 150 medallions, when auctioned, will command lower prices than the prices that would otherwise be available in the market place for the purchase of medallions without the taxi-van requirement.

     On January 21, 1999, the Yellow Cab Co. auctioned 175 medallions in a sealed bid auction at prices equal to the current open market value price for medallions. Subsequent to January, 1999, Yellow Cab Company continued to sell medallions that it owned, and we believe that they have sold approximately 800 additional medallions to owner drivers, who they continue to service in their radio group, and through the Yellow Cab Company operations. We believe that the sale of these additional medallions by Yellow to owner drivers will offer additional financing opportunities for the Company to service their financing needs.

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

     CHICAGO MARKETING STRATEGY FOR MEDALLION FINANCING. At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions. Elk's most recent experience was that medallions were selling for between $55,000 and $60,000 per medallion and are presently selling for approximately $58,000 per medallion. Previously, the City of Chicago imposed a 5% transfer tax on a medallion held for two years or more, a 10% transfer tax on a medallion held for between one and two years, and a 25% transfer tax on a medallion held less than one year. In November 2000 this ordinance was reduced to 10% for the first year and 5% thereafter, and imposed a flat 5% for any foreclosure sale. The recent imposition of the transfer taxes, in addition to being a source of revenue to the City, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis.

     We believe that as many as 1,000 medallions are bought each year by purchasers, and at today's market value, this would give gross potential volume of approximately $55,000,000. If 80% of these purchases were financed, the annual market for loans to purchase medallions would be $44,000,000 per annum. In addition to purchases and sales of medallions, a substantial market exists for refinancing the indebtedness of existing owners. Based on the number of medallions currently issued and to be issued, we believe the market for financing transfers could exceed $60,000,000 per year.

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

     By statute, the number of medallions issued in the City of Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when the City sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. The City of Boston auctioned another 75 medallions in September 1999 and 57 medallions in May of 2000. In 2001, the City sold an additional 20 medallions for handicap use, bringing the total of outstanding medallions to approximately 1790. Current market prices of Boston medallions are approximately $180,000.

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

     BOSTON MARKETING STRATEGY FOR MEDALLION FINANCING. The Boston taxi market services the City of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the Carriage News, a local trade newspaper, and the use of forwarding brokers. Our efforts have resulted a loan portfolio of approximately $2,049,000 as of June 30, 2001.

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

     Until April 1999, each taxi operator in Metro-Dade County was required to obtain a "For-Hire" license. The number of licenses was limited to one license for each 1,000 residents in the county. With approximately 2,100,000 residents in the county, 2,100 licenses could have been issued; however, 1879 have been issued to date and 27 are pending. In 1991, a For-Hire license loan program was approved, authorizing the use of loans to purchase (but not to refinance) licenses and taxis. Any lender must be a licensed lending institution authorized to do business in Florida. To the best of our knowledge, Elk is currently one of only six lending institutions that are authorized to make loans to the taxi industry in Metro-Dade County. Transfers of licenses and financing arrangements are subject to prior approval by the PTRD and the County Board of Commissioners.

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

     According to official Metro-Dade County publications issued in the year 2000, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of from two to five licenses. The number of license transfers has been generally increasing in recent years, with a high of 197 transfers in 1997, with an average reported price of $51,658. However, we believe that the present market price of licenses/medallions in Metro-Dade County is between $80,000 to $90,000 per medallion.

     MIAMI AREA MARKETING STRATEGY FOR MEDALLION FINANCING. We believe that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will open a large new market for taxi medallion financing in the Miami area. Since this is an emerging market, we are currently developing strategies to develop contacts and market our financing to potential purchases of medallions, and in the event refinancing is permitted, to those owners who may wish to refinance their medallions in the future. As of June 30, 2001, the total principal amount of our outstanding taxi loans in the Miami area was $2,453,367.

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

     Elk has chosen to concentrate its Commercial Loan portfolio in loans secured by retail dry cleaning and coin-operated laundromat equipment because of certain characteristics similar to taxi medallion lending that make these industries attractive candidates for profitable lending. These factors include: (i) relatively high fixed rates of interest ranging from approximately 325 to 700 basis points over the prevailing Prime Rate at the time of origination, (ii) low historical repossession rates,
(iii) vendor recourse in some cases, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment, and for resale of businesses as going concerns through transfers of the leasehold and business equipment to new operators, and (vi) a collateral service life that is frequently twice as long as the term of the loans. We estimate that there are approximately 4,000 retail dry cleaners and approximately 3,000 laundromats in the New York City metropolitan area. In addition, we believe that specialization in the dry cleaning and laundromat industries will permit relatively low administrative costs because documentation and terms of credit are standardized, and the consistency among the loans has simplified credit review and portfolio analysis.

     We further believe that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Elk's other Commercial Loans are currently spread among other industries, including auto sales, retirement home, commercial construction, car wash, theater, restaurant, and financial services.

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

ELK'S LOANS

     Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2001, ranged from 7.0% to 18% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the 1958 Act was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC. As such, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2001 more than 90% of Elk's loans and investments were to Disadvantaged Concerns.

     Elk intends to continue to make loans to Disadvantaged Concerns, particularly in connection with the ownership of taxis and related assets in the New York City and Chicago markets. Elk also intends to diversify its activities by lending and investing in a broader range of Small Business Concerns.

     SBA Regulations set forth a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lower eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2001 was 19%. See "Regulation -- The Small Business Act of 1958."

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

TAXI MEDALLION FINANCING LOANS

     A large portion of Elk's loans have been made to purchasers or owners of New York City taxi medallions. Since Elk commenced operations it has made over $175,000,000 of such loans. However, the New York market has become increasingly more competitive and the value of medallions has recently declined. Medallion prices in New York City dropped from $223,000 in July, 2000 for individual medallions to $180,000 to $190,000 in June, 2001. Prices for corporate medallions fell from $257,000 per medallion in July, 2000, to 222,000 in June, 2001, reaching a low during the course of the year of $190,000. This has limited Elk's opportunities to make profitable loans or expand its activities in this market.

     In 1995 and 1996 Elk began expanding its taxi lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased and continued to be profitable. During the time Elk has been making taxi loans in these markets, the market prices of medallions have generally been increasing. However, in Chicago the market price for medallions has dropped approximately 15% during the fiscal year ended June 30, 2001. Since April 1995 when Elk began making loans in the Chicago taxi medallion market, the market value of a medallion has increased from approximately $32,000 to approximately $68,000. From July, 2000 through June, 2001, the market value of a Chicago taxi medallion decreased from $68,000 to $58,000. During the time Elk has been making taxi loans in Boston and the Miami area, the market price of medallions has increased from approximately $90,000 to $180,000 in Boston and from approximately $80,000 to $90,000 in Miami.

     As of June 30, 2001, $15,404,239, or 28.2%, of the aggregate principal amount of its outstanding loans of $54,559,970, represented loans made to finance the purchase or continued ownership of New York City taxi medallions and related assets; an aggregate of $22,535,616, or 41.3%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago, and the balance of $16,620,114 or 30.5% consisted of loans to various commercial borrowers, of which $2,048,821, or 3.8%, was invested in Boston taxi medallion financing and $2,453,367, or 4.5%, was invested in Miami taxi medallion financing. See " -- Loan Portfolio; Valuation," below.

     Due to increasing competition, annual interest rates for new loans in the New York market are currently averaging 9.0%. Interest rates on Chicago taxi loans generally have ranged from 11% to 13% per year. With additional competition presently in the market place, it is expected that rates will range in the near term from 10% to 12% per year on new loans, depending upon the size of the loan, the repayment schedule, the balloon dates, the loan-to-value ratio, and the credit history of the borrower. In addition, most loans that Elk has made in Chicago have been for four to six year terms and are self-amortizing. With increased competition in the market, the term of the loan may be expected to increase to periods longer than six years. Interest rates on loans in the Boston market currently range from 10-12%, and in the Miami market currently range from 12-13%.

COMMERCIAL LOAN PORTFOLIO

     Elk began making non-taxi Commercial Loans in 1985. Due to the effects of the nationwide recession of the early 1990's on the New York City metropolitan area economy, between 1990 and

1994 Elk suffered significant losses in its Commercial Loan portfolio. These losses were primarily written off against income earned by Elk on its taxi loan portfolio. By 1995, the local economy had improved and Elk again began making selective Commercial Loans, and its activities in this area have been increasing steadily. At June 30, 1995, Commercial Loans totaled $1,275,654, or 5.5%, of Elk's total loan portfolio, while at June 30, 2001, Commercial Loans totaled $12,117,926, or 22.2%, of Elk's total loan portfolio. For the year ended June 30, 2001 the Company added to its reserves for loss primarily pertaining to commercial loans a bad debt expense of 225,235. On July 1, 2000, the Company had a beginning balance in its reserve of loss account of $380,000. For the year ended June 30, 2001, the Company added to its reserve for loss $192,000 and took charge-offs from the reserves of $253,000. The ending balance of the reserve for loss account at June 30, 2001, was $318,500, representing a net reduction of $61,500. During the fiscal year ended 2001, the Company had total bad debt expense of $225,235, which includes the $192,000 increase in its reserve for loan issues.

     At June 30, 2001, Elk's Commercial Loan portfolio consisted of 79 loans, of which 14 loans totaling $1,692,500 were to dry-cleaning businesses, 33 loans totaling $5,595,820 were to laundromat businesses, and 32 loans totaling $4,829,607 were to a variety of other small businesses. Loans to dry cleaners and laundromats represented 60.1% of the aggregate principal amount of Commercial Loans outstanding at June 30, 2001.

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

     Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on New York City taxi medallion loans. The Company believes that the increased yield on Commercial Loans compensate for their higher risk relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 7% to 18%.

LOAN PORTFOLIO; VALUATION

     The following table sets forth a classification of the Company's outstanding loans as of June 30, 2001:


Type of Loan                                            Number        Interest      Maturity Dates        Balance
                                                       of Loans        Rates          (In Months)        Outstanding
--------------------------------------------------------------------------------------------------------------------------
New York City:
   Taxi medallion                                         98           7 - 16%          10 - 180        $15,246,940
   Radio car service                                      20          11 - 15%            1 - 45            157,299

Chicago:
   Taxi medallion                                        430          11 - 16%           1 - 120         22,535,616

Boston:
   Taxi medallion                                         18         9.5 - 11%           27 - 58          2,048,821

Miami:
   Taxi medallion                                         59        10.5 - 16%           5 - 102          2,453,367

Other loans:
   Restaurant                                              3        10 - 14.5%            1 - 57            367,109
   Car Wash/Auto Center                                    7         8 - 10.5%            6 - 50            845,950
   Golf Course                                             1               15%                62            275,000
   Bagel store                                             1               14%                48              3,617
   Dry Cleaner                                            14        10.5 - 18%          36 - 108          1,692,500
   Laundromat                                             33         9.5 - 18%           39 - 78          5,595,820
   Laundry Equipment Dealer                                1              9.5%                40            172,160
   Financial Services                                      1               14%               108            252,782
   Black Car Service (real property)                       2        10.5 - 11%                60            428,213
   Auto Sales                                              3          12 - 13%          12 - 108            280,148
   Embroidery Manufacturer                                 2          12 - 18%           12 - 48            155,089
   Movie Theater                                           1               16%               108            169,478
   Retirement home                                         2               14%          84 - 120            175,000
   Commercial construction                                 4          13 - 16%           60 - 75            933,439
   Telecommunications                                      1               12%                54            187,508
   Leather Goods                                           1               16%                53            190,000
   Beverage distributor                                    1             14.5%               175            198,720
   Marina                                                  1             14.5%                57            195,394
                                                                                                         ----------

Total Loans Receivable                                                                                  $54,559,970

Less: Allowance for loan losses                                                                            (318,500)
                                                                                                         ----------

Loans Receivable, net                                                                                   $54,241,470
                                                                                                         ==========

     Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio. The interest rates charged by Elk on its currently outstanding loans range from 7% to 18% per annum. As of June 30, 2001, the annual weighted average interest rate on Elk's loans was approximately 10.7%. The average term of Elk's currently outstanding loans is approximately 48 months.

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

     COLLECTION EXPERIENCE -- Elk has not, to date, had a material loss of principal in any taxi medallion loan, although it has experienced some losses of principal in its diversified (non-taxi) loan portfolio. Likewise, its collection experience (timely payments, collections on foreclosure, etc.) with taxi medallion financings has historically been better than with its non-taxi loans. From 1991 through 1994, substantially all of Elk's provisions for loan losses and losses on assets acquired were related to business loans secured by real estate and to radio car loans. In addition, from 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. Since 1995, Elk has substantially increased its diversified loan portfolio, and its overall collection experience with these loans has improved, although it has experienced losses on selective loans.

SOURCES OF FUNDS

     Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2001, Elk maintained three lines of credit totaling $40,000,000 with an overall lending limit of $40,000,000. At June 30, 2001, Elk had $35,550,000 outstanding under these lines. The loans, which mature through November 30, 2001, bear interest based on an effective rate of interest equal to approximately 150 basis points above LIBOR plus certain fees. Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit.

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

     Pursuant to the SBA Agreement, Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on the senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk's portfolio and on a temporary basis up to 85% of performing taxi medallion loans. Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.

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

SBIC BENEFITS

     GENERAL. As an SBIC, Elk is eligible to receive certain financing from the SBA on favorable terms, and Elk and its stockholder are entitled to certain tax benefits, both described below. The SBA has a certain amount of discretion in determining the type and amount of financing that will be made available to an SBIC. Therefore, there can be no assurance as to the nature and amount of SBA financing that may actually be obtained by Elk. Furthermore, there are certain restrictions and requirements to which Elk is subject by virtue of it being an SBIC.

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

EMPLOYEES

     As of June 30, 2001, we employed a total of seven employees.

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

     The 1958 Act authorized the organization of SSBICs to provide assistance to Disadvantaged Concerns, i.e., businesses that are at least 50% owned and managed by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. Certain 1996 amendment to the 1958 Act provided, among other things, that no further subsidized funding would be made available to SSBICs. Thereafter, pursuant to an agreement with the SBA, Elk was converted to an SBIC, subject to certain conditions imposed by the SBA. Under this agreement, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2001, more than 90% of Elk's portfolio of loans and investments were to Disadvantaged Concerns.

     Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or
(ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2001, Elk's outstanding loans had a weighted average rate of interest of 10.7%. SBA Regulations also require that each loan originated by SBICs have a term of between five years and 20 years.

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

ITEM 2. PROPERTIES

     We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. During the year ended 2001, the additional space was fully occupied. In August, 2001 the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of Ameritrans' 2001 fiscal year.

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

     The following tables show the closing high and low sale prices per share of Common Stock as reported by Nasdaq, for the fiscal years ended June 30, 2000 and June 30, 2001.

                                                 SALE
                                       ------------------------
                                         HIGH            LOW
                                       --------        --------
ELK
---
FISCAL 2000
1st Quarter .........................       14.125       7.00
2nd Quarter (through December
    16, 1999)(1).....................       11.50        7.50

AMERITRANS
----------
2nd Quarter (from
    December 16, 1999)(1)                    11.50        7.50
3rd Quarter                                  10.00        6.00
4th Quarter                                   9.25        6.00

FISCAL 2001
1st Quarter                                  10.00        7.125
2nd Quarter                                   9.25        4.125
3rd Quarter                                   7.375       4.625
4th Quarter                                   5.25        4.00

FISCAL 2002
1st Quarter (through October 8, 2001)         5.70        4.00

----------
(1) Stock prices shown are the high and the low for the quarter.

     Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of the Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, has paid dividends quarterly since that time and up until its share exchange with Ameritrans. Thereafter, Ameritrans has declared and paid dividends to holders of its Common Stock for each quarter except for the fourth quarter of 2000 and the first quarter of 2001. The Company's Board of Directors declared a dividend of $0.085 per share for the fourth quarter of 2001. The dividend is payable on October 30, 2001 to stockholders of record on October 22, 2001.

     As of October 8, 2001, there were approximately 221 holders of record, not including parties holding the common stock in street name, of the Ameritrans Common Stock.

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

  STATEMENT OF
   OPERATIONS                                  FISCAL YEAR ENDED
      DATA                                          JUNE 30,
                        -----------------------------------------------------------------
                           1997          1998          1999         2000          2001
                           ----          ----          ----         ----          ----
Investment
Income                  $4,023,795    $4,606,456   $ 5,583,894   $6,602,397    $6,439,792
                        ==========    ==========   ===========   ==========    ==========

Interest Expense         1,582,700     1,840,731     2,440,051    3,367,907     3,474,566

Other Expenses           1,408,034     1,852,262     1,903,182    2,506,425     2,019,168
                         =========     =========   ===========   ----------     =========

Total Expenses           2,990,734     3,692,993     4,343,233    5,874,332     5,493,734
                         =========     =========   ===========   ==========     =========

Investment
Income Before
Credit (provision)
for Loan Gains (Losses)
and Gains on Assets
Acquired other income
(expenses) and
Income Taxes             1,033,061       913,463     1,240,661      728,065       946,058
                         =========       =======   ===========   ==========       =======

Credit
(provision) for
Loan Gains
(losses) and
Gains (Losses)
on Assets
Acquired                    (8,923)      (14,649)      (11,272)     (61 546)      (87,104)

Other Income (Expens e)     24,885        38,798         7,200     (440,196)     (276,549)

Benefit of
(Provision for)
Income Taxes(1)            (28,676)       (3,271)          769      (13,571)       (7,896)
                        ==========   ===========   ===========   ==========    ==========

Net Income              $1,020,347    $  934,341   $ 1,237,358   $  212,752    $  574,509
                        ==========   ===========   ===========   ==========    ==========

Net Income Per
Common Share            $      .79   $       .62   $       .71   $      .12    $      .33
                        ==========   ===========   ===========   ==========    ==========

Common Stock
Dividends Paid          $  946,655   $   986,724   $ 1,256,832   $  942,624    $  528,045
                        ==========   ===========   ===========   ==========    ==========

Common Stock
Dividends Paid
Per Common Share        $      .74   $       .57   $       .72   $      .54    $      .30
                        ==========   ===========   ===========   ==========    ==========


  STATEMENT OF
   OPERATIONS                                       FISCAL YEAR ENDED
      DATA                                            JUNE 30,
                      --------------------------------------------------------------------------
                          1997          1998          1999          2000            2001
                          ----          ----          ----          ----            ----
Weighted
Average
Shares of
Common Stock
Outstanding             1,283,600      1,518,969      1,745,600   1,745,600        1,745,600
                        =========      =========      =========   =========        =========

Net change to
accumulated other
comprehensive
income                  $  58,241      $ 140,548      $  62,964   $(124,319)       $(123,364)
                        =========      =========      =========   =========        =========

   BALANCE
  SHEET DATA                                         JUNE 30,
                      --------------------------------------------------------------------------
                         1997           1998             1999         2000             2001
                         ----           ----             ----         ----             ----
Loans
Receivable            $33,249,206     $41,590,000     $51,103,932  $56,806,579     $54,559,970

Unrealized
depreciation
of
investments              (325,000)       (295,000)       (380,000)    (380,000)       (318,500)
                      ===========     ===========     ===========  ===========     ===========

Net of
unrealized
depreciation
of
investments           $32,924,206     $41,295,000     $50,723,932  $56,426,579     $54,241,470

Total assets          $37,026,021     $45,399,738     $54,510,801  $60,294,624     $57,984,869
                      ===========     ===========     ===========  ===========     ===========

Notes payable
and demand
notes                 $16,820,000     $22,085,000     $31,000,000  $37,800,000     $35,550,000

Subordinated
SBA
debentures             $8,880,000     $ 8,880,000     $ 8,880,000  $ 8,880,000     $ 8,880,000

Total
liabilities           $25,993,253     $31,705,011     $40,772,584  $47,410,598     $45,177,743
                      ===========     ===========     ===========  ===========     ===========

Total
stockholders'
equity                $11,032,768     $13,694,727     $13,738,217  $12,884,026     $12,807,126
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

Results of Operations for the Years Ended June 30, 2001 and 2000

Total Investment Income

     The Company's investment income decreased by $162,605 to $6,439,792 for the year ended June 30, 2001, when compared with the year ended June 30, 2000. The decrease was due to a decrease in interest earned on the loan portfolio of $11,308 combined with a decrease in fees and other income of $151,297. This decrease reflects the leveling of the Company's portfolio which occurred during its merger discussions with Medallion.

Operating Expenses

     Interest expense increased by $106,659 to $3,474,566 when compared with the prior year due to increased interest rates during the beginning of the fiscal year combined with increased average outstanding loan balance during the year. Other operating expenses decreased to $1,881,037 for the year ended June 30, 2001, as compared with $1,950,125 in the prior year due to a slowdown of Chicago medallion loan deals. Bad debt expense decreased $392,611 to $225,235 during the year ended June 30, 2001, as compared with the year ended June 30, 2000. During the year ended June 30, 2001 the Company expensed costs incurred in connection with the proposed merger with Medallion Financial Corp. in the amount of $413,186. These costs were non operational and a one time charge.

Net Income

     Net income ended June 30, 2001, increased $361,757 to $574,509. This increase was mainly due to decreased bad debt write offs of $392,611 and a one time write off of merger costs of $413,186, as compared with prior year other expense charge offs of $679,132.

Results of Operation For the Years ended June 30, 2000 and 1999

Total investment income

     The Company's investment income increased by $1,018,503 to $6,602,397 for the year ended June 30, 2000, when compared with the year ended June 30, 1999. The increased was due to an increase in interest earned on the loan portfolio of 979,551 plus an increase in other fees and income of $38,952. This reflects Elk's decision to maximize stockholders' return by maximizing the use of bank financing.

Operating Expenses

     Interest expenses increased by $927,856 to $3,367,907 when compared with the prior year due to Elk's strategy to maximize bank financing which rose to 37,800,000 as of June 30, 2000 as compared to $31,000,000 at June 30, 1999.
Other operating expenses increased to $1,950,125 for the year ended June 30, 2000, as compared with $1,767,989 in the prior year. Bad debt expense increased $471,381 to $617,846 during the year ended June 30, 2000 as compared with the year ended June 30, 1999. During the year ended June 30, 2000, as part of the share exchange the Company expensed costs incurred in the amount of $423,045. In addition, in conjunction with the proposed merger with Medallion Financial Corp., the Company set aside its proposed offering of securities which resulted in a write-off of offering costs in the amount of $256,087. These costs were non-operational and a one time charge.

Net Income

     Net income ended June 30,2000, decreased $1,024,606 to $212,752. This decrease was mainly due to increased bad debt write offs of $471,381, a one time write off of offering costs of $256,087 and recapitalization costs of 423,045.

Balance Sheet and Reserves

     Total assets decreased by $2,309,755 as of June 30, 2001 when compared to total assets as of June 30, 2000. This decrease was due to management's decision to level operations during the year due to its pending merger with Medallion Financial Corp. combined with the slowdown of the U.S. economy. The Company reduced bank debt during the year by $2,250,000.

Asset / Liability Management

Interest Rate Sensitivity

     Ameritrans, like other financial institutions, is subject to interest rate risk to the extent its interest- earning assets (consisting of medallion loans and commercial loans) rise or fall at a different rate over time in comparison to its interest-bearing liabilities (consisting primarily of its credit facilities with banks and subordinated SBA debentures).

     A relative measure of interest rate risk can be derived from Ameritrans' interest rate sensitivity gap i.e. the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

     Ameritrans' interest rate sensitive assets were $54.1 million and interest rate sensitive liabilities were $44.4 million at June 30, 2001. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

     The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, Ameritrans anticipates that approximately 40% of the portfolio will mature or be prepaid each year. Ameritrans believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower's loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment.

Interest Rate Cap Agreements

     Ameritrans manages the exposure of the portfolio to increases in market interest rates by entering into interest rate cap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

     On January10, 2000, the Company entered into a $5,000,000 interest rate Swap transaction with a bank expiring on October 8, 2001. On June 11, 2001, the Company entered into an additional interest rate swap transaction with the same bank for $10,000,000 expiring on June 11, 2002. On June 11, 2001, the Company entered into another interest rate swap transaction for $15,000,000 with this bank expiring June 11, 2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 6 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively (plus 150 basis points) for the Company and if the floating one- month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates. The effective fixed costs on the debt that was swapped, including the 150 basis points, is 6.45%, 5.85% and 6.45% respectively.

     Ameritrans believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio. Nevertheless, the Company continues to explore additional options, which may increase available funds for its growth and expansion strategy. In addition, to the application for SBA funding described above, these financing options would provide additional sources of funds for both external expansion and continuation of internal growth. We are working with investment banking firms to investigate the viability of a number of other financing options which include an equity offering of securities.

Investment Considerations

     Interest rate fluctuations may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

     Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we loan funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates. As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate caps, general rises in interest rates will tend to reduce our interest rate spread in the short term. In addition, we rely on our counterparties to perform their obligations under such interest rate caps.

     A decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business.

     A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower's loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

     Lending to small businesses involves a high degree of risk and is highly speculative.

     Our commercial loan activity has increased in recent years. Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Our borrower base consists primarily of small business owners that have limited resources and that are generally unable to achieve financing from traditional sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Liquidity and Capital Resources

     The Company has funded its operations through private placements of its securities, bank financing, and the issuance to the SBA of its subordinated debentures.

     During January 1998, Elk completed a private placement of 462,000 shares of Common Stock at $6.50 per share for aggregate gross proceeds of $3,003,000, less offering expenses of $115,000. The net proceeds were utilized to repay bank indebtedness and for working capital. A portion of the proceeds temporarily use to reduce bank indebtedness, up to a maximum of $963,000, was allocated by Elk toward the organization and capitalization of its then new parent company, Ameritrans.

     At June 30, 2001, 81% of Elk's indebtedness was represented by indebtedness to its banks and 19% by the debentures issued to the SBA with fixed rates of interest ranging form 6.12% to 8.20%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA, and the availability of funds. In addition, Elk is presently eligible to apply for additional leverage from the SBA if it is determined by the Board of Directors to be in the best interests of the company. No assurance can be given that, if applied for, such additional financing will be approved by the SBA.

     Our sources of liquidity are credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, loan amortization and prepayment. As a RIC, we distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth.

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

DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors and executive officers of Ameritrans and Elk are identical. The following table sets forth certain information concerning our directors and executive officers:

         NAME             POSITION
         ----             --------
Gary C. Granoff(1)        President and Chairman of Board of Directors

Ellen M. Walker(1)        Executive Vice President, General Counsel and Director

Lee A. Forlenza(1)        Senior Vice President and Director

Steven Etra(1)            Vice President and Director

Silvia Mullens(1)         Vice President

Margaret Chance(1)        Vice President, Secretary

Marvin Sabesan            Director

Paul Creditor             Director

Allen Kaplan              Director

John L. Acierno*          Director

John R. Laird             Director

Howard F. Sommer          Director

----------
*Mr. Acierno informed the Company in July, 2001 that he intends to retire from the Board of Directors effective at the end of his present term, and, accordingly, shall not stand for re-election.

(1) As a BDC under the 1940 Act, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the company. Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia Mullens are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.

     Gary C. Granoff, age 53, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 28 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and the sole stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans. Mr. Granoff has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. since September 1999. In February 1998, Mr. Granoff was elected to and is presently serving as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

     Ellen M. Walker, age 46, has been a Vice President, General Counsel and a director of Ameritrans since its formation and a Vice President and General Counsel of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than seventeen years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

     Lee A. Forlenza, age 44, has been a Vice President and a director of Ameritrans since its formation, a Vice President of Elk since March 1992, and a director of Elk since January 1995. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

     Steven Etra, age 52, has been a Vice President and a director of Ameritrans since its inception, a Vice President of Elk since January 1999, and a director of Elk since November 1995. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years. Mr. Etra has also been a director of Gemini since June 1996. Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. since March 1999. Mr. Etra has extensive business experience in investing in emerging companies.

     Silvia Maria Mullens, age 50, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

     Margaret Chance, age 47, has been Secretary of Ameritrans since its inception and Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

     Marvin Sabesan, age 72, has been a director of Ameritrans since its inception and a director of Elk since July 1982. Mr. Sabesan has been employed by Pearl River Textiles, Inc. as an executive since 1990. He was an Executive Vice President of N.O.L. Inc., a lingerie company, from 1988 to 1990. Mr. Sabesan was an Executive Vice President of A.J. Schneierson & Son, a clothing manufacturer from 1971 to 1987.

     Paul Creditor, age 65, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various state agencies and commissions.

     Allen Kaplan, age 51, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Kaplan has been since November 1986, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City medallion taxis. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

     John L. Acierno, age 43, has been a director of Ameritrans since its inception and a director of Elk since October 1997. Mr. Acierno has served as president of Executive Charge Inc. and its affiliated companies for the last ten years. During that time, Executive Charge Inc. has become the largest executive sedan operation in the United States with over 1,300 vehicles servicing the greater New York Metropolitan area. His background includes practicing law as a labor attorney for Proskauer Rose and serving as counsel for R.H. Macy & Co. Mr. Acierno was founder and immediate past president for the last six years of the Black Car Assistance Corporation, the organization which serves as the New York black car industry association. He was named International Taxicab and Limousine Association Premium Service Operator of the Year for 1996. Mr. Acierno graduated Phi Beta Kappa from Tufts University, and Cum Laude from Cornell Law School.

     John R. Laird, age 59, has been a director of Ameritrans and of Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. He also is and has been a member of boards of various cultural and philanthropic organizations, including but not limited to, the Corporate Advisory Committee of the Boston Museum of Fine Arts and the Board of Overseers for the Boston Symphony Orchestra. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

     Howard F. Sommer, age 61, has been a director of Ameritrans and of Elk since January 1999. Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, since 1995. Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971. Mr. Sommer was also a member of the Board of Directors for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994. He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

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

     Based solely on a review of the forms furnished to Ameritrans, or written representations from certain reporting persons, Ameritrans believes that all persons who were subject to Section 16(a) in fiscal 2001 complied with the filing requirements.

COMMITTEES OF THE AMERITRANS BOARD

     Ameritrans has a standing Audit Committee and a standing 1999 Employee Plan Committee.

     The Audit Committee is presently comprised of Paul Creditor, John Laird and Howard Sommer. John Acierno was previously on the committee but was replaced by John Laird in August, 2001 since Mr. Acierno had decided to resign from the Board at the end of his current term. The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements and review with the independent public accountants the results of their audit.

     The 1999 Employee Plan Committee administers our 1999 Employee Plan. See " -- Stock Option Plans -- The 1999 Employee Plan," below.

     The Board of Directors held 3 formal meetings during fiscal 2001. At least 75% of the Company's directors attended each of the meetings of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all remuneration for services rendered to the Company to (i) each of the executive officers and (ii) all executive officers as a group during the fiscal year ended June 30, 2001. No non-employee director received compensation in excess of $60,000 during that period.

NAME AND PRINCIPAL POSITION                             CASH COMPENSATION(1)                 SEP BENEFIT(2)
-----------------------------                           --------------------                 --------------
Gary C. Granoff, President                                  $245,875(3)                        $25,500

Ellen M. Walker, Vice President and General                 $110,000                           $16,500
Counsel

Lee A. Forlenza, Vice President                              $50,000                            $7,500

Silvia Mullens, Vice President                               $83,974                           $12,596

Margaret Chance, Secretary                                   $81,319                           $12,198

All executive officers as a group (5 persons)               $571,168                           $74,294

----------
(1) Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of $648,000 for Elk. This amount includes officers' salaries, other salaries and employee benefits.

(2)  Simplified Employee Pension Plan.

(3)  Does not include $25,000 of reimbursable expenses.

     Ameritrans and Elk have a policy of paying their directors who are not employees fees of $750 for each meeting attended. Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. Fees and expenses paid to non-affiliated directors were, in the aggregate, $32,375 for the year ended
June 30, 1999, $36,875 for the year ended June 30, 2000, and $19,750 for the year ended June 30, 2001.

     No options were granted to any of the Company's named executive officers during the fiscal year ended June 30, 2001.

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

EMPLOYMENT AGREEMENTS

     We anticipate entering into employment agreements with our executive officers in the near-term.

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

     The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 125,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees. By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate and retain as employees people upon whose judgment and special skills our success in large measure depends. As of June 30, 2001, options to purchase an aggregate of 100,000 shares of Common Stock had been granted to various officers. These options were originally granted under the Elk 1998 Employee Plan. Options for 70,000 shares are exercisable for 10 years from the date of grant at a price of $8.88 per share (the fair market value of the Common Stock on the date of grant), and options for 30,000 shares are exercisable for five
(5) years from the date of grant at a price of $9.77 per share. Accordingly, 25,000 shares of Common Stock are available for future awards under the 1999 Employee Plan.

     The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board of Directors, which is comprised solely of non-employee directors (who are "outside directors" within the meaning of Section 152(m) of the Internal Revenue Code and "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the "1934 Act")). The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.

NON-EMPLOYEE DIRECTOR PLAN

     A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a stockholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value. The Director Plan is substantially identical to, and the successor to, an employee stock option plan adopted by the Board of Directors of Elk and approved by its stockholders in September 1998 (the "Elk Director Plan").

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

SIMPLIFIED EMPLOYEE PENSION PLAN

     In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 2001 contributions amounted to $77,289.

Gary C. Granoff's Fiscal 2001 Compensation

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of June 30, 2001, (ii) each of our directors and (iii) all of our officers and directors as a group. Except as set forth below, the address of each person listed below is the address of Ameritrans.

                                NUMBER OF SHARES OF    PERCENTAGE OF OUTSTANDING
NAME                            COMMON STOCK OWNED     COMMON STOCK
----                            -------------------    -------------------------
*Gary C. Granoff                     342,987(1)             19.64%

*Ellen M. Walker                      57,374(2)              3.28%

*Lee A. Forlenza                      51,018(3)              2.92%

*Steven Etra                         136,617(4)              7.82%

Marvin Sabesan                        84,417(5)              4.83%
c/o  Pearl River Textiles, Inc.
990 Sixth Avenue
New York, NY

Paul Creditor                          7,556(6)                 **
747 Third Avenue, Ste. 4C
New York, NY

Allen Kaplan                          10,556(7)                 **
c/o  Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

                                NUMBER OF SHARES OF    PERCENTAGE OF OUTSTANDING
NAME                            COMMON STOCK OWNED     COMMON STOCK
----                            -------------------    -------------------------
John L. Acierno                        5,556(8)                    **
c/o  Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

John R. Laird                          5,656                       **
481 Canoe Hill Road
New Canaan, CT

Howard F. Sommer                       5,556                       **
c/o  New York Community
Investment Co., LLC
120 Broadway
New York, NY

Dan M. Granoff                       155,979(9)                8.93%
Children's Hospital
Oakland Research Institute
747 52nd Street
Oakland, CA

Paul D. Granoff                      143,179(10)               8.20%
c/o  Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL  60504

All Officers and Directors as a      701,736(10)              40.20%
group (12 persons)

----------
* Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, and Steven Etra are each "interested persons" with respect to Ameritrans and Elk, as such term is defined in the 1940 Act.

**   Less than 1%.

1. Excludes (i) 28,933 shares owned directly or indirectly by Mr. Granoff's wife, as to which he disclaims beneficial ownership. Includes (i) 16,900 shares owned by The Granoff Family Foundation, a charitable foundation of which Mr. Granoff and his father, mother, and brother, Dan M. Granoff, are trustees; (ii) 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 77,084 shares owned by Dapary Management Corp., a corporation controlled by Mr. Granoff and (iv) 30,000 shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

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

4. Includes (i) 27,000 shares held by Mr. Etra's wife; (ii) 1,500 shares held by Mr. Etra's son; (iii) 10,000 shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (iv) 10,000 shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee and (v) 17,500 shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("Granoff, Walker") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid Granoff, Walker $28,865 in fees during the fiscal year ended June 30, 2001. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

     We also rent office space from Granoff, Walker and share certain office expenses with that firm. For the fiscal year ended June 30, 2001, we paid $39,600 in rent, $63,187 in shared overhead expense, and $28,114 of other reimbursable shared overhead expense.

     During the fiscal year ended June 30, 1998, Granoff, Walker exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. The estimated maximum amount of rent for which we would be responsible is $58,000 per year, less any sublet rental income received from the outside tenants. During the year ended 2001, the additional space was fully occupied. In August, 2001, the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

b)   REPORTS ON FORM 8-K

     On August 29, 2000 the Company filed a current report on 8-K reporting under Item V (Other Events) that the Company and Medallion Financial Corp. executed Amendment No. 8 to the Merger Agreement, which adjusted the pricing formula of the merger transaction.

     On September 25, 2000 the Company filed a current report on 8-K reporting under Item V (Other Events) that the Company issued a press release announcing that it had (i) amended its quarterly results to reflect a change in accounting treatment of holding company restructuring costs, (ii) that it will omit its fourth quarter dividend, and (iii) that it adjusted its merger price with Medallion Financial Corp.

     On November 16, 2000 the Company filed a current report on 8-K reporting under Item V (Other Events) that the Company and Medallion Financial Corp. executed Amendment No. 9 to the Merger Agreement, pursuant to which the parties agreed (i) that the average closing sale price per share of Medallion's common stock on the NASDAQ Market during the Determination Period (as defined in the Merger Agreement) at which either party shall have the right to terminate the Merger Agreement shall be reduced from $15.00 to $14.00 per share; (ii) that the purchase price (i.e., number of Medallion shares) to be paid to the Company's shareholders if the average price per share of Medallion common stock during the Determination Period is between $14.00 and $14.99 shall be calculated by dividing $8.01 by such average closing price of the Medallion common stock;
(iii) to the modification of certain representations by the Company; (iv) that the date by which Medallion shall have obtained either approval of the Company's lenders to the merger or shall have obtained financing satisfactory to it shall be extended from November 1, 2000, to November 30, 2000; and (v) the date by which the merger must be completed shall be extended from December 31, 2000, to January 31, 2001, unless the only condition remaining to be satisfied under the Agreement is obtaining SBA approval, in which event, such outside date shall be February 23, 2001.

     On November 29, 2000 the Company filed a current report on 8-K reporting under Item V (Other Events) that the Company and Medallion Financial Corp. executed Amendment No. 10 to the Merger Agreement, pursuant to which the parties agreed to an extension of the date by which Medallion shall have either obtained the consent of Ameritrans' lenders to the Merger Agreement or comparable financing satisfactory to Medallion.

     On February 1, 2001 the Company filed a current report on 8-K reporting under Item V (Other Events) that the proposed merger with Medallion Financial Corp. had been terminated.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) Securities Act of 1934, the Registrant has duly caused this report has been signed on the its behalf by the undersigned therunto duly authorized, in the City of New York and State of New York on the 15th day of October, 2001.

                                        AMERITRANS CAPITAL CORPORATION


                                        By:  /s/ GARY C. GRANOFF
                                             -----------------------------------
                                             Gary C. Granoff, President

     As required by the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                             DATE

/s/ GARY C. GRANOFF               President, Chairman of the             October 15, 2001
----------------------------       Board of Directors
Gary C. Granoff                   Financial and Accounting Officer

/s/ ELLEN M. WALKER               Vice President, General Counsel        October 15, 2001
----------------------------       Board of Directors
Ellen M. Walker                   Financial and Accounting Officer


/s/ LEE A. FORLENZA               Vice President and Director            October 15, 2001
----------------------------
Lee A. Forlenza

/s/ STEVEN ETRA                   Vice President and Director            October 15, 2001
----------------------------       Board of Directors
Steven Etra



/s/ PAUL CREDITOR                 Director                               October 15, 2001
----------------------------
Paul Creditor

/s/ ALLEN KAPLAN                  Director                               October 15, 2001
----------------------------
Allen Kaplan



                         AMERITRANS CAPITAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                For the Years Ended June 30, 2001, 2000 and 1999

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                   1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2001 and June 30, 2000               2-3
Consolidated Statements of Income for the years ended June 30, 2001,
     2000 and 1999                                                           4-5
Consolidated Statements of Comprehensive Income for the years ended
     June 30, 2001, 2000 and 1999                                              6
Consolidated Statements of Stockholders' Equity for the years ended
     June 30, 2001, 2000 and 1999                                              7
Consolidated Statements of Cash Flows for the years ended June 30, 2001,
     2000 and 1999                                                           8-9
Consolidated Schedule of Loans as of June 30, 2001                            10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 11-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended June 30, 2001, 2000 and 1999 and the schedule of loans as of June 30, 2001. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the consolidated financial statements include loans valued at $54,241,470 and $56,426,579 as of June 30, 2001 and 2000,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the differences could be material.




New York, NY
September 27, 2001

/s/ Marcum & Kliegman, LLP

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                     ASSETS


                                                              2001            2000
                                                         ----------------------------
ASSETS
  Loans receivable                                       $ 54,559,970    $ 56,806,579
  Less: allowance for loan losses                            (318,500)       (380,000)
                                                         ------------    ------------

                                                           54,241,470      56,426,579
                                                         ------------    ------------
  Cash and cash equivalents                                   575,229         376,507
  Accrued interest receivable                                 985,334         928,765
  Assets acquired in satisfaction of loans                    932,814         609,106
  Receivables from debtors on sales of assets acquired
   in satisfaction of loans                                   421,823         743,954
  Equity securities                                           436,914         631,974
  Furniture, fixtures and leasehold improvements, net         101,902         110,019
  Prepaid expenses and taxes                                  289,383         467,720
                                                         ------------    ------------


       TOTAL ASSETS                                      $ 57,984,869    $ 60,294,624
                                                         ============    ============




      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2001 and 2000
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              2001            2000
                                                         ----------------------------
LIABILITIES
  Debentures payable to SBA                              $  8,880,000    $  8,880,000
  Notes payable, banks                                     35,550,000      37,800,000
  Accrued expenses and other liabilities                      456,316         365,328
  Accrued interest payable                                    291,427         365,270
                                                         ------------    ------------


       TOTAL LIABILITIES                                   45,177,743      47,410,598
                                                         ------------    ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Preferred stock, 1,000,000 shares authorized,
    none outstanding                                               --              --
  Common stock, $.0001 par value: 5,000,000 shares
   authorized; 1,745,600 shares issued and outstanding            175             175
  Additional paid-in-capital                               13,471,474      13,471,474
  Accumulated deficit                                        (678,593)       (725,057)
  Accumulated other comprehensive income                       14,070         137,434
                                                         ------------    ------------


       TOTAL STOCKHOLDERS' EQUITY                          12,807,126      12,884,026
                                                         ------------    ------------


       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                           $ 57,984,869    $ 60,294,624
                                                         ============    ============


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                For the Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                      2001           2000           1999
                                                  -----------------------------------------
INVESTMENT INCOME
  Interest on loans receivable                    $ 6,165,910    $ 6,177,218    $ 5,197,667
  Fees and other income                               273,882        425,179        386,227
                                                  -----------    -----------    -----------

       TOTAL INVESTMENT INCOME                      6,439,792      6,602,397      5,583,894
                                                  -----------    -----------    -----------

OPERATING EXPENSES
  Interest                                          3,474,566      3,367,907      2,440,051
  Salaries and employee benefits                      627,013        594,804        533,352
  Legal fees                                          187,183        395,366        303,995
  Miscellaneous administrative expenses               959,987        861,534        886,995
  Loss on assets acquired in satisfaction
    of loans, net                                      87,104         61,546         11,272
  Directors' fees                                      19,750         36,875         32,375
  Bad debt expense                                    225,235        617,846        146,465
                                                  -----------    -----------    -----------

       TOTAL OPERATING EXPENSES                     5,580,838      5,935,878      4,354,505
                                                  -----------    -----------    -----------

       OPERATING INCOME                               858,954        666,519      1,229,389
                                                  -----------    -----------    -----------

OTHER INCOME (EXPENSES)
  Net gain from rental activities                      15,000          7,233          7,200
  Gain on sale of securities                          121,637        231,703             --
  Recapitalization costs                                   --       (423,045)            --
  Terminated offering costs                                --       (256,087)            --
  Terminated merger costs                            (413,186)            --             --
                                                  -----------    -----------    -----------

       TOTAL OTHER (EXPENSE) INCOME                  (276,549)      (440,196)         7,200
                                                  -----------    -----------    -----------

       INCOME BEFORE INCOME TAXES                     582,405        226,323      1,236,589

INCOME TAXES (BENEFIT) EXPENSE                          7,896         13,571           (769)
                                                  -----------    -----------    -----------

       NET INCOME                                 $   574,509    $   212,752    $ 1,237,358
                                                  ===========    ===========    ===========


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME, continued

                                For the Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                            2001         2000           1999
                                         ---------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING
  - Basic                                 1,745,600    1,745,600       1,745,600
                                         ==========   ==========   =============
  - Diluted                               1,745,600    1,745,600       1,750,684
                                         ==========   ==========   =============

NET INCOME PER COMMON SHARE
  - Basic                                $     0.33   $     0.12   $        0.71
                                         ==========   ==========   =============
  - Diluted                              $     0.33   $     0.12   $        0.71
                                         ==========   ==========   =============


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                For the Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                  2001         2000          1999
                                                ------------------------------------
NET INCOME                                      $ 574,509    $ 212,752    $1,237,358

OTHER COMPREHENSIVE INCOME
  Unrealized (loss) gain on equity securities
    arising during the period                      (4,852)      84,283        62,964
  Reclassification adjustment for gains
    included in net income                       (118,512)    (208,602)           --
                                                ---------    ---------    ----------

       TOTAL COMPREHENSIVE INCOME               $ 451,145    $  88,433    $1,300,322
                                                =========    =========    ==========


      The accompanying notes are an integral part of these financial statements.

                                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                For the Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                         Shares of   Common                               Retained     Accumulated
                                          Common     Stock   Additional                   Earnings        Other
                                          Stock     $0.0001   Paid-In     Restricted    (Accumulated  Comprehensive
                                       Outstanding Par Value  Capital       Capital        Deficit)       Income         Total
                                       -------------------------------------------------------------------------------------------
BALANCE - July 1, 1998                   1,745,600  $ 175    $12,503,106    $ 968,368     $    24,289     $ 198,789    $ 13,694,727

Transfer of restricted capital                  --     --        711,452     (711,452)             --            --              --
Dividends paid                                  --     --             --           --      (1,256,832)           --      (1,256,832)
Net income                                      --     --             --           --       1,237,358            --       1,237,358
Unrealized gain on equity securities
     arising during the period                  --     --             --           --              --        62,964          62,964
                                         ---------    ---    -----------    ---------     -----------     ---------    ------------

BALANCE - June 30, 1999                  1,745,600    175     13,214,558      256,916           4,815       261,753      13,738,217

Transfer of restricted capital                  --     --        256,916     (256,916)             --            --              --
Dividends paid                                  --     --             --           --        (942,624)           --        (942,624)
Net income                                      --     --             --           --         212,752            --         212,752
Unrealized gain on equity securities
     arising during the period                  --     --             --           --              --        84,283          84,283
Reclassification adjustment for gains
     included in net income                     --     --             --           --              --      (208,602)       (208,602)
                                         ---------    ---    -----------    ---------     -----------     ---------    ------------

BALANCE - June 30, 2000                  1,745,600    175     13,471,474           --        (725,057)      137,434      12,884,026

Dividends paid                                  --     --             --           --        (528,045)           --        (528,045)
Net income                                      --     --             --           --         574,509            --         574,509
Unrealized loss on equity securities
     arising during the period                  --     --             --           --              --        (4,852)         (4,852)
Reclassification adjustment for gains
     included in net income                     --     --             --           --              --      (118,512)       (118,512)
                                         ---------    ---    -----------    ---------     -----------     ---------    ------------

BALANCE - June 30, 2001                  1,745,600  $ 175    $13,471,474    $      --     $  (678,593)    $  14,070    $ 12,807,126
                                         =========  =====    ===========    =========     ===========     =========    ============


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                2001           2000           1999
                                                            -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $   574,509    $   212,752    $ 1,237,358
                                                            -----------    -----------    -----------
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                 65,739         74,714         63,649
   Gain on sale of equity securities                           (121,637)      (231,703)            --
Changes in operating assets and liabilities
   Provision for bad debt expense                               (61,500)            --             --
   Accrued interest receivable                                  (56,569)      (214,139)      (198,516)
   Prepaid expenses and other assets                            153,882            522       (267,071)
   Accrued expenses and other liabilities                        90,988        141,870         19,358
   Accrued interest payable                                     (73,843)        10,352        133,214
                                                            -----------    -----------    -----------

      TOTAL ADJUSTMENTS                                          (2,940)      (218,384)      (249,366)
                                                            -----------    -----------    -----------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       571,569         (5,632)       987,992
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net change in loans receivable, assets acquired in
   satisfaction of loans and receivables from debtors on
   sales of assets acquired in satisfaction of loans          2,245,032     (6,013,277)    (9,599,670)
  Net sale (purchases) of equity securities                     193,333        364,796       (217,242)
  Acquisition of furniture, fixtures and leasehold
   improvements                                                 (33,167)       (54,838)       (42,387)
                                                            -----------    -----------    -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     2,405,198     (5,703,319)    (9,859,299)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment of) proceeds from notes payable, banks, net     (2,250,000)     6,800,000      8,915,000
  Dividends paid                                               (528,045)    (1,256,832)    (1,256,832)
                                                            -----------    -----------    -----------

      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (2,778,045)     5,543,168      7,658,168
                                                            -----------    -----------    -----------


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                For the Years Ended June 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                        2001           2000           1999
                                                    -----------------------------------------
NET INCREASE (DECREASE) IN CASH                     $   198,722    $  (165,783)   $(1,213,139)
 AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS - Beginning                   376,507        542,290      1,755,429
                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - Ending                  $   575,229    $   376,507    $   542,290
                                                    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                          $ 3,548,409     $3,357,555    $ 2,306,837
  Income taxes                                           $1,822         $9,864            $--

Noncash investing and financing activities:

  Conversion of loans to assets acquired in
   satisfaction of loans                              $(344,949)           $--       $381,500

  Unrealized (loss) gain on equity securities           $(4,852)       $84,283        $62,694

  Reclassification adjustment for gains included
   in net income                                      $(118,512)     $(208,602)           $--

  Transfer of restricted capital                            $--       $256,916       $711,452

  Declaration of cash dividend                              $--       $314,208       $314,208


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                               SCHEDULE OF LOANS

                                                                   June 30, 2001
--------------------------------------------------------------------------------

                                                                                      Maturity
                                                    Number           Interest           Dates           Balance
Type of Loan                                       of Loans           Rates          (In Months)      Outstanding
----------------------------------------------- ---------------- ----------------- ---------------- -----------------
New York City:
 Taxi medallion                                         98             7 - 16%         10 - 180        $15,246,940
 Radio car service                                      20            11 - 15%           1 - 45            157,299

Chicago:
 Taxi medallion                                        430            11 - 16%          1 - 120         22,535,616

Boston:
 Taxi medallion                                         18           9.5 - 11%          27 - 58          2,048,821

Miami:
 Taxi medallion                                         59          10.5 - 16%          5 - 102          2,453,367

Other loans:
 Restaurant                                              3          10 - 14.5%           1 - 57            367,109
 Car Wash/Auto Center                                    7           8 - 10.5%           6 - 50            845,950
 Golf Course                                             1                 15%               62            275,000
 Bagel store                                             1                 14%               48              3,617
 Dry Cleaner                                            14          10.5 - 18%         36 - 108          1,692,500
 Laundromat                                             33           9.5 - 18%          39 - 78          5,595,820
 Laundry Equipment Dealer                                1               9.50%               40            172,160
 Financial Services                                      1                 14%              108            252,782
 Black Car Service (real property)                       2          10.5 - 11%               60            428,213
 Auto Sales                                              3            12 - 13%         12 - 108            280,148
 Embroidery Manufacturer                                 2            12 - 18%          12 - 48            155,089
 Movie Theater                                           1                 16%              108            169,478
 Retirement home                                         2                 14%         84 - 120            175,000
 Commercial Construction                                 4            13 - 16%          60 - 75            933,439
 Telecommunications                                      1                 12%               54            187,508
 Leather Goods                                           1                 16%               53            190,000
 Beverage Distributor                                    1              14.50%              175            198,720
 Marina                                                  1              14.50%               57            195,394
                                                                                                     -------------

      Total Loans Receivable                                                                           $54,559,970

 Less: Allowance for loan losses                                                                          (318,500)
                                                                                                     -------------

      Loans Receivable, net                                                                            $54,241,470
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

       Ameritrans is a specialty finance company that through its subsidiary, Elk, makes loans to taxi owners, to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

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

       Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which will engage in similar lending and investment activities. Since inception, Elk Capital has had no operations and activities.

       Loans and the Allowance for Loan Losses

       Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgment, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

       Loans and the Allowance for Loan Losses, continued

       process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and such differences could be material. As of June 30, 2001 and 2000, approximately 78% and 79% respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

       Accounting Standard for Impairment of Loans

       Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", a loan is determined to be impaired if it is probable that the contractual amounts due will not be collected in accordance with the terms of the loan. The SFAS generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As all of the Company's loans are collateral dependent, impairment is measured based on the fair value of the collateral. If the fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premium or discount), the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses. The Company individually evaluates all loans for impairment. See Note 3 for a further discussion.

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

       The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2001 and 2000.

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

       Net Income per Share

       During the year ended June 30, 1998, the Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 2001 and 2000, as inclusion is anti-dilutive. For 1999, the Company had options outstanding which resulted in common stock equivalents of 5,084 shares.

       Loan Costs

       Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At June 30, 2001 and 2000, loan costs amounted to $80,421 and $104,876, respectively, net of accumulated amortization of $163,560 and $139,105, respectively. Amortization expense for each of the years ended June 30, 2001, 2000 and 1999 was $24,455.

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

       Business Segment

       During the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment of financing services. The Company's customers and operations are all within the United States.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

       Accounting for Derivatives and Hedging Activities

       The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on July 1, 2000. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. For derivatives instruments designated as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive income (loss) until it is recorded in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings.

       The adoption of SFAS 133 did not have a material impact on the financial statements of the Company.

       New Accounting Pronouncements

       In December 1999, the SEC staff released Staff Accounting Bulleting ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 was adopted by the Company during the fourth quarter of fiscal 2001, and did not have a material impact on the Company's financial results.

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001; however, early adoption is permitted for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

       In July 2001, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"), to provide guidance on the development, documentation and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company does not expect that SAB 102 will have a material effect on its loan loss allowance on operations.

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

                                                                                          Assigned
                                                                                        Mortgage and
                                              Real Estate    Radio Cars      Artwork        Note           Total
                                            --------------------------------------------------------------------------
       BALANCE, July 1, 1999                    $190,935     $ 21,241       $38,250       $362,065      $612,491

       Additions                                      --           --            --             --            --
       Sales                                          --           --            --             --            --
       Write-offs and payments                        --           --            --         (3,385)       (3,385)
                                                --------     --------        ------       --------       -------

       BALANCE, June 30, 2000                    190,935       21,241        38,250        358,680       609,106

       Additions                                 287,500           --            --         57,449       344,949
       Sales                                          --      (21,241)           --             --       (21,241)
       Write-offs and payments                        --           --            --             --            --
                                                --------     --------        ------       --------       -------

       BALANCE, June 30, 2001                   $478,435     $     --       $38,250       $416,129      $932,814
                                                ========     ========       =======       ========      ========


NOTE 3 - Loans Receivable

       All loans on nonaccrual status have been classified as impaired. The Company recognizes interest income on a cash basis on these loans if the principal is fully secured. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan. The Company has loans totaling approximately $2,973,000 and $804,000 at June 2001 and 2000 respectively, which are still accruing interest but are not performing according to the terms of the contract and accordingly these loans are impaired under SFAS 114. At June 30, 2001 and 2000 approximately $2,973,000 and $804,000, respectively, of these loans were fully collateralized as to principal and interest. Interest receivable at June 30, 2001 and 2000 totaled approximately $38,000 and $90,000 respectively, for such loans.

       The following table sets forth certain information concerning impaired loans as of June 30, 2001 and 2000:

                                                        2001           2000
                                                     -------------------------
       Impaired loans with an allowance              $  409,067     $       --

       Impaired loans without an allowance            2,774,238      1,363,003
                                                     ----------     ----------

             Total Impaired Loans                    $3,183,305     $1,363,003
                                                     ==========     ==========

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Loans Receivable, continued
                                                          2001          2000
                                                       ------------------------
 Allowance for impaired loans                          $   80,000    $       --
                                                       ----------    ----------

 Average balance of impaired loans                     $2,273,154    $1,521,335
                                                       ----------    ----------

 Transactions in the allowance for loan losses are summarized as follows:

BALANCE, July 1, 1999                                                $  380,000
                                                                     ----------

Additions, net                                                               --
                                                                     ----------

BALANCE, June 30, 2000                                                  380,000
                                                                     ----------

Reductions, net                                                         (61,500)
                                                                     ----------

BALANCE, June 30, 2001                                               $  318,500
                                                                     ==========


NOTE 4 - Equity Securities

       Equity securities consist of the following as of June 30, 2001 and 2000:

                                                                                         Telecomm-
                                          Chicago      Miami     Investment      Dry     unications
                                          Taxicab     Taxicab     Advisory     Cleaner       and
                                        Medallions   Medallions     Firm       Company   Technology    Total
                                        ----------------------------------------------------------------------
     BALANCE, July 1, 1999              $ 643,465    $  67,921    $ 20,000    $ 28,000    $150,000   $ 909,386

     Purchase of securities                    --           --          --          --     150,576     150,576
     Sale of securities                  (269,669)          --     (20,000)    (14,000)         --    (303,669)
     Unrealized gain on equity
      securities arising during the
      period                                8,089       76,194          --          --          --      84,283
     Reclassification adjustment for
      gains included in net income       (208,602)          --          --          --          --    (208,602)
                                        ---------    ---------    --------    --------    --------   ---------

     BALANCE, June 30, 2000               173,283      144,115          --      14,000     300,576     631,974
                                        ---------    ---------    --------    --------    --------   ---------

     Purchase of securities                    --           --          --          --      63,224      63,224
     Sale of securities                  (109,317)     (25,603)         --          --          --    (134,920)
     Unrealized loss on equity
      securities arising during the
      period                               (4,852)          --          --          --          --      (4,852)
     Reclassification adjustment for
      gains included in net income             --     (118,512)         --          --          --    (118,512)
                                        ---------    ---------    --------    --------    --------   ---------


     BALANCE, June 30, 2001             $  59,114    $      --    $     --    $ 14,000    $363,800   $ 436,914
                                        =========    =========    ========    ========    ========   =========

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Equity Securities, continued

       At June 30, 2001, the fair value of the Chicago taxicab medallions were decreased resulting in unrealized loss. At June 30, 2000 the fair value of Chicago and Miami taxicab medallions were increased resulting in unrealized gain. The Company uses the specific identification method to calculate gains and losses on sales of equity securities.


NOTE 5 - Debentures Payable to SBA

       At June 30, 2001 and 2000 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                                                       2001                 2000
                                                          Current Effective          Principal           Principal
             Issue Date               Due Date              Interest Rate             Amount               Amount
      ----------------------  ----------------------   ---------------------- -------------------- -------------------
      September 1993             September 2003                 6.12(1)             $1,500,000          $1,500,000
      September 1993             September 2003                 6.12                 2,220,000           2,220,000
      September 1994             September 2004                 8.20                 2,690,000           2,690,000
      December 1995              December 2005                  6.54                 1,020,000           1,020,000
      June 1996                  June 2006                      7.71                 1,020,000           1,020,000
      March 1997                 March 2007                     7.38(2)                430,000             430,000
                                                                                    ----------          ----------
                                                                                    $8,880,000          $8,880,000
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


NOTE 6 - Notes Payable to Banks

       At June 30, 2001 and 2000 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At June 30, 2001 and 2000, the Company had $35,550,000 and $37,800,000 respectively, outstanding under these lines. The loans, which mature through November 30, 2001, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates including certain fees which make the effective rates approximately prime minus 1 1/2% as of June 30, 2001. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 7 - Preferred Stock

       Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which was amortized over a 60-month period on a straight-line basis. The liquidating interest expired sixty months from the date of the repurchase agreement in November 1999.


NOTE 8 - Common Stock

       Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares are issued and outstanding after the share exchange with Elk (see Note 1). Ameritrans also has 1,000,000 shares of "blank check" preferred stock, none of which are issued and outstanding.


NOTE 9 - Income Taxes

       The provision for income tax expense (benefit) for the years ended June 30, 2001, 2000 and 1999 consists of the following:

                                        2001          2000           1999
                                    ----------------------------------------
      Federal                         $2,562        $   986        $ 1,689
      State and City                   5,334         12,585         (2,458)
                                      ------        -------        -------

                                      $7,896        $13,571        $  (769)
                                      ======        =======        =======

       The above provision represents income taxes incurred on undistributed income for the respective years.


NOTE 10 - Related Party Transactions

       Related Party Transactions

       The Company paid $28,865, $63,688 and $62,987 to a related law firm for the years June 30, 2001, 2000 and 1999, respectively, for the services provided.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Related Party Transactions, continued

       The Company generally charges its borrowers loan origination fees to generate income to offset expenses incurred by the Company for legal fees paid by the Company for loan closing services.

       The Company has rented office space on a month-to-month basis from an affiliated entity without a formal lease agreement. Rent expense amounted to $39,600 for each of the years ended June 30, 2001, 2000 and 1999, respectively. The Company also shares overhead costs and reimburses for office and salary expenses from this affiliated entity. Overhead costs and reimbursed office and salary expenses amounted to $91,301, $88,186 and $85,138 for the years ended June 30, 2001, 2000 and 1999, respectively. In August, 2001 the Company's Board of Directors approved the execution of a formal sublease with the affiliated entity on financial terms and conditions consistent with the prior verbal arrangement for the period July 1, 2001 through April 30, 2004.


NOTE 11- Commitments and Contingencies

       Interest Rate Swap

       On January 10, 2000, the Company entered into a $5,000,000 interest rate Swap transaction with a bank expiring on October 8, 2001. On June 11, 2001, the Company entered into an additional interest rate Swap transaction with the same bank for $10,000,000 expiring on June 11, 2002. On June 11, 2001, the Company entered into another interest rate Swap transaction for $15,000,000 with this bank expiring June 11,2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 6 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively (plus 150 basis points) for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates. The effective fixed costs on the debt that was Swapped, including the 150 basis points, is 6.45%, 5.85% and 6.45% respectively.

       Loan Commitments

       At June 30, 2001 and 2000, the Company had commitments to make loans totaling approximately $547,500 and $2,070,000, respectively, at interest rates ranging from 8.25% to 18%.


NOTE 12 - Defined Contribution Plan

       On April 15, 1996, the Company adopted a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 2001, 2000 and 1999, contributions amounted to $77,289, $72,463 and $64,137, respectively.

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

       Non-Employee Directors Stock Option Plan

       On August 31, 1999, the SEC approved a Non-Employee Directors Stock Option Plan with an aggregate of 75,000 options authorized for issuance. The plan provides that options may be granted to attract and retain qualified persons to serve as directors of the Company. Options granted under this plan are exercisable twelve months from the date of grant and expire five years from the date of grant. In addition, the option price will not be less than the market value of the common stock on the grant date. On August 31, 1999, the Company granted 22,224 options to four directors at an exercise price of $9.00 per share. In January 2000, the Company granted an additional 11,112 options to two directors at an exercise price of $9.00 per share. There were no additional options granted for the year ending June 30, 2001.

       Activities under this plan are as follows:

                                                                                   Weighted Average
                                                               Weight Average       Remaining Life
                                         Number of Options     Exercise Price         Contractual
                                        -----------------------------------------------------------
     BALANCE - July 1, 2000                      133,336              $9.11                    6.3

     Options granted                                  --                 --                     --
                                                 -------              -----                    ---

     BALANCE - June 30, 2001                     133,336               9.11                    5.3
                                                 -------              -----                    ---

     Exercisable - June 30, 2001                 133,336              $9.11                    5.3
                                                 -------              -----                    ---

       Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 2001.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 13 - Stock Option Plans, continued

                  Assumptions
      ------------------------------------------------------------------------

      Risk-free rate                                             5.23% - 6.18%
      Dividend yield                                                      7.5%
      Volatility factor of the expected
          market price of the Company's common stock                      0.72
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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. There is no pro forma net income effect for the year ended June 30, 2001.


Note 14 - Other Matters

      Terminated Merger costs

      On January 31, 2001 the proposed agreement and plan of merger (the "Merger Agreement") between the Company and Medallion Financial Corp. was terminated by the Company because the parties were unable to reach mutually agreeable terms for an extension of the closing date. Merger costs incurred by the Company in the amount of $413,186 have been recorded as an expense for the year ended June 30, 2001.

      Offering of Securities

      Based on the proposed merger with Medallion Financial Corp., the Company had determined not to pursue and therefore expense as of May 4, 2000, deferred offering costs incurred by the Company in relation to their proposed public offering in the amount of $256,087 for the year ended June 30, 2000.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 14 - Other Matters, continued

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

       Equity Securities - The Company's equity securities consist of investments in corporations who own and operate Chicago taxicab medallions (14%), a dry cleaner (3%), and a Telecommunications Company (83%) (see Note 4).

       Debentures Payable to Small Business Administration - The fair value of debentures as of June 30, 2001 and 2000 were approximately $8,780,791 and $9,431,000, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company (see Note 5).

       The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - Fair Value of Financial Instruments, continued

                  ASSETS                                LIABILITIES
      -----------------------------------------------------------------------

      Cash                                         Notes payable, banks
      Accrued interest receivable                  Accrued interest payable
      Assets acquired in satisfaction of loans
      Receivables from debtors on sales of
       assets acquired in satisfaction of loans


NOTE 16 - Subsequent Event

       The Company's Board of Directors declared for the quarter ended June 30, 2001 a dividend of $0.085 on October 11, 2001 to stockholders of record on October 22, 2001, payable October 30, 2001.


NOTE 17 - Quarterly Financial Data (Unaudited)

     For the Year Ended June 30, 2001

                                                  First         Second          Third         Fourth
                                                 Quarter       Quarter         Quarter        Quarter
-----------------------------------------------------------------------------------------------------
     Investment income                         $1,624,328     $1,598,210     $1,729,567    $1,487,687
     Operating income                              89,842        307,464        323,115       138,533
     Income before taxes                           89,842        319,594         19,435       153,534
     Net Income                                    87,751        314,245         16,783       155,730

     Net income per common share

          Basic                                      0.05           0.18            .01           .09
          Diluted                                    0.05           0.18            .01           .09

                                 EXHIBIT INDEX

Exhibit
Number    Exhibit
--------  -------


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

          b. Debenture issued September 22, 1993 - principal amount - $2,220,000; Maturity Date - September 1, 2003;
             Stated Interest Rate - 6.12%.

          c. Debenture issued September 28, 1994 - principal amount - $2,690,000; Maturity Date - September 1, 2004;
             Stated Interest Rate - 8.20%.

          d. Debenture issued December 14, 1995 - principal amount - $1,020,000; Maturity Date - December 1, 2005; Stated Interest Rate - 6.54%.

          e. Debenture issued June 26, 1996 - principal amount - $1,020,000; Maturity Date - June 1, 2006; Stated Interest Rate - 7.71%.

10.1      Security Agreement between Elk and the SBA, dated September 9,
          1993.(5)

10.3      1999 Employee Stock Option Plan.(4)

10.4      Non-Employee Director Stock Option Plan.(4)

10.5 Custodian Agreement among Elk; Bank Leumi Trust Company of New York ("Leumi"), Israel Discount Bank of New York ("IDB"), Bank Hapoalim B.M. ("Hapoalim") and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the "Custodian Agreement").(5)

10.6      Agreements between Elk and the SBA.

          a. Agreement dated September 9, 1993.(5)

          b. Agreement dated February 7, 1997.(5)

10.7 Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA, dated September 9,1993 (the "Intercreditor Agreement").(5)

10.8      Amendments to the Custodian and Intercreditor Agreements.

          a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.(5)

          b. Form of Amendment adding bank:

             i. Amendment adding United Mizrahi Bank and Trust Company ("UMB"), dated June, 1995 was previously filed.

             ii. Amendment adding Sterling National Bank and Trust Company of
                 New York ("Sterling"), dated April, 1996 - omitted pursuant to Rule 483.

10.9 Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the "Bank Intercreditor Agreement").(5)

10.10     Amendments to the Bank Intercreditor Agreement.

          a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

          b. Form of Amendment adding bank:

             i.  Amendment adding UMB, dated June, 1995 was previously filed.

             ii. Amendment adding Sterling, dated April, 1996 - omitted pursuant to Rule 483.

10.11 Grid Demand Promissory Note dated August 27, 1999 between Ameritrans and Israel Discount Bank of New York.(6)

10.12 Promissory Note dated December 15, 2000 between Ameritrans and Bank Leumi USA and Letter Agreement of even date between aforementioned parties.(7)

10.13 Master Note dated October 4, 1999 between Ameritrans and European American Bank.(6)

10.14 Form of indemnity agreement between Ameritrans and each of its directors and officers.(3)


-------------
(1)  Incorporated by reference from the Registrant's Current Report on 8-K (Item
     V) (File No. 333-63951) filed on May 12, 2000.

(2)  Incorporated by reference from the Registrant's Current Report on 8-K (Item
     V) (File No. 333-63951) filed on September 6, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form N-14 (File No. 333-63951) filed September 22, 1998.

(4) Incorporated by reference from the first amendment to the Registrant's Registration Statement on Form N-14 (File No. 333-63951), filed October 20, 1999.

(5) Incorporated by reference from the Registrant's Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(6) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2001.

(7) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 15, 2000.