Form 10-Q
period 2001-09-30
AMERITRANS CAPITAL CORP
filed 2001-11-14
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001

                                       or

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

                             Yes [X]           No [  ]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2001: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
           Consolidated  Balance  Sheets as of September 30, 2001
             (unaudited) and June 30, 2001 .................................   1
           Consolidated  Statements of Operations -- For the Three Months
             Ended September 30, 2001 and 2000 (unaudited) .................   3
           Consolidated  Statements of Cash Flows -- For the Three
             Months Ended September 30, 2001 and 2000 (unaudited) ..........   4
           Notes to Consolidated Financial Statements ......................   6
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................  11

         Signatures ........................................................  12

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                September 30, 2001 (Unaudited) and June 30, 2001

                                     ASSETS


                                                         September 30, 2001     June 30, 2001
                                                         ------------------     -------------
Loans receivable ...................................        $ 53,785,894        $ 54,559,970
Less: unrealized depreciation on loans receivable ..            (318,500)           (318,500)
                                                            ------------        ------------

                                                              53,467,394          54,241,470
Cash and cash equivalents ..........................             721,881             575,229
Accrued interest receivable ........................           1,157,655             985,334
Assets acquired in satisfaction of loans ...........             741,879             932,814
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................             416,551             421,823
Equity securities ..................................             489,439             436,914
Furniture, fixtures and leasehold improvements, net              101,680             101,902
Prepaid expenses and other assets ..................             589,673             289,383
                                                            ------------        ------------

                    TOTAL ASSETS ...................        $ 57,686,152        $ 57,984,869
                                                            ============        ============


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                September 30, 2001 (Unaudited) and June 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30, 2001  June 30, 2001
                                                                 ------------------  -------------
LIABILITIES
        Debentures payable to SBA ..........................        $ 8,880,000        $ 8,880,000
        Notes payable, banks ...............................         35,000,000         35,550,000
        Accrued expenses and other liabilities .............            457,554            456,316
        Accrued interest payable ...........................            219,920            291,427
                                                                    -----------        -----------

             TOTAL LIABILITIES .............................         44,557,474         45,177,743
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Common stock, $.0001 par value: 5,000,000 shares
        authorized; 1,745,600 shares issued and outstanding,                175                175
        Additional paid-in-capital .........................         13,471,474         13,471,474
        Accumulated deficit ................................           (357,041)          (678,593)
        Accumulated other comprehensive income .............             14,070             14,070
                                                                    -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY ....................         13,128,678         12,807,126
                                                                    -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....        $57,686,152        $57,984,869
                                                                    ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             For the Three Months Ended September 30, 2001 and 2000


                                                Three Months Ended     Three Months Ended
                                                September 30, 2001     September 30, 2000
                                                ------------------     ------------------
INVESTMENT  INCOME
  Interest on loans  receivable                    $1,479,631              $1,548,345
  Fees and other income                                45,700                  75,983
                                                  -----------             -----------

       TOTAL INVESTMENT INCOME                      1,525,331               1,624,328
                                                  -----------             -----------

OPERATING EXPENSES
     Interest                                         651,689                 962,499
     Salaries and employee benefits                   155,581                 141,494
     Legal fees                                        46,088                  38,291
     Miscellaneous administrative expenses            289,834                 183,066
     Loss on assets acquired in
        satisfaction of loans, net                     37,445                  14,588
     Directors' fees                                    3,750                     250
     Depreciation in value of loans                    18,322                 194,298
                                                  -----------             -----------

TOTAL OPERATING EXPENSES                            1,202,709               1,534,486
                                                  -----------             -----------

OPERATING INCOME                                      322,622                  89,842

       NET INCOME BEFORE INCOME TAXES                 322,622                  89,842

INCOME TAXES                                            1,070                   2,091
                                                  -----------             -----------
       NET INCOME                                    $321,552                $ 87,751
                                                  ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                        1,745,600               1,745,600
                                                  ===========             ===========
       Diluted                                      1,745,600               1,750,684
                                                  ===========             ===========
NET INCOME PER COMMON SHARE
       Basic                                           $.1842                  $.0503
                                                  ===========             ===========
       Diluted                                         $.1842                  $.0501
                                                  ===========             ===========


    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

             For the Three Months Ended September 30, 2001 and 2000


                                                                 September 30, 2001  September 30, 2000
                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  321,552        $   87,751
                                                                     -----------       -----------

    Adjustments  to  reconcile  net  income to net cash (used in)
          provided  by  operating activities:
          Depreciation and amortization                                    8,600            15,541
    Changes in assets and liabilities
          Accrued interest receivable                                   (172,321)          132,278
          Prepaid expenses and other assets                             (300,290)          (46,722)
          Accrued expenses and other liabilities                           1,238            40,369
          Accrued interest payable                                       (71,507)          (75,139)
                                                                     -----------       -----------

            TOTAL ADJUSTMENTS                                           (534,280)           66,327
                                                                     -----------       -----------

             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (212,728)          154,078
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans         970,283          (685,185)
        (Purchases) of equity securities                                 (52,525)          (38,788)
        Acquisition of furniture, fixtures and leasehold
            improvements                                                  (8,378)           (1,965)
                                                                     -----------       -----------

            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          909,380          (725,938)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        (Repayments) proceeds from notes payable, banks, net            (550,000)          700,000
                                                                     -----------       -----------

             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      $ (550,000)          700,000
                                                                     -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

             For the Three Months Ended September 30, 2001 and 2000


                                          September 30, 2001  September 30, 2000
                                          ------------------  ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS      $ 146,652         $   128,140
CASH AND CASH EQUIVALENTS - Beginning            575,229             376,507
                                             -----------         -----------

CASH AND CASH EQUIVALENTS - Ending             $ 721,881         $   504,647
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

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

     The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of September 30, 2001, the related statements of operations, and cash flows for the three months ended September 30, 2001 and September 30, 2000 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the Commission.

     Organization and Principal Business Activity

     Ameritrans, a Delaware corporation acquired all of the outstanding shares of Elk Associats Funding Corporation ("Elk") on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations. The historical financial statements prior to December 16, 1999 were those of Elk.

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

     Income Taxes

     The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2002, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

     Net Income per Share

     During the year ended June 30, 1999, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding. At September 30, 2001 and June 30, 2001 the Company has 133,336 options outstanding.

     Loans Valuations

     The Company's loans are recorded at fair value. Loans are valued at cost less unrealized depreciation. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the fair value of financial instruments.

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

     The Company expects that the adoption of the new statement will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

NOTE 2 -- Debentures Payable to SBA

     At September 30, 2001 and June 30, 2001 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

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

NOTE 3 -- Notes Payable to Banks

     At September 30, 2001 and June 30, 2001 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At September 30, 2001 and June 30, 2001, the Company had $35,000,000 and $35,550,000
respectively, outstanding under these lines. The loans, which mature through November 30, 2001, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates including certain fees which make the effective rates approximately prime minus 1 1/2% as of September 30, 2001. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 4 -- Commitments and Contingencies

Interest Rate Swap

     On January 10, 2000, the Company entered into a $5,000,000 interest rate Swap transaction with a bank expiring on October 8, 2001. On June 11, 2001, the Company entered into an additional interest rate Swap transaction with the same bank for $10,000,000 expiring on June 11, 2002. On June 11, 2001, the Company entered into another interest rate Swap transaction for $15,000,000 with this bank expiring June 11, 2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively, (plus 150 basis points) for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates. The effective fixed costs on the debt that was swapped, including the 150 basis points, is 6.45%, 5.95% and 5.45% respectively.

Loan Commitments

     At September 30, 2001 and June 30, 2001 the Company had commitments to make loans totaling approximately $1,123,886 and $547,000, respectively, at interest rates ranging from 8.25% to 18%.

Employment Agreements

     During November 2001, the Company entered into an employment agreement with an executive effective as of July 1, 2001, whereby the Company would pay a miminum of $240,000 plus a discretionary bonus and annual increases. This employment agreement terminates on July 1, 2006 but will be automatically renewed for an additional five (5) years unless either the Company or the executive gives notice of non-renewal. During November 2001, the Company also entered into a consulting agreement with this executive as of July 1, 2001, whereby based on early termination of the employment agreement the Company would pay a consulting fee for the term of the consulting agreement of a minimum of one-half of the executive's base salary in effect at the termination date of the employment agreement.

     During November 2001, the Company entered into employment agreements with three executives effective as of October 1, 2001, whereby the Company would pay a minimum aggregate of $202,000 per annum plus a discretionary bonus and annual increases. These employment agreements terminate on October 1, 2006, but will be automatically renewed for an additional five (5) years unless either the Company or the executives gives notice of non-renewal.

NOTE 5 -- Other Matters

Quarterly Dividend

     The Company's Board of Directors declared for the quarters ended June 30, 2001 and September 30, 2001 a total dividend of $471,312 on October 11, 2001 to stockholders of record on October 22, 2001, which was paid on October 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

Results of Operations For the Three Months Ended September 30, 2001 and 2000.

Total Investment Income

     The Company's investment income for the three months ended September 30, 2001 decreased to $1,525,331 from $1,624,328 or (6.1%) as compared with the three month period ended September 30, 2000. This decrease was mainly due to a decrease in the loan portfolio. The portfolio decreased from $57,633,533 as of September 30, 2000 to $53,785,894 as of September 30, 2001. The reduction reflects management's conservative approach over the last year as a result of the slowdown of the U.S. economy.

Operating Expenses

     Interest expense for the three month period ended September 30, 2001 decreased $310,810 ($651,689 vs. $962,499) over the similar period ended September 30, 2000. This decrease was mainly due to decreased bank borrowings for the period combined with lower interest rates for the period ended September 30, 2001.

     Other operating expenses for the three months ended September 30, 2001 increased $132,152 when compared with the three months ended September 30, 2000.

Balance Sheet and Reserves

     Total assets decreased by $298,717 as of September 30, 2001, when compared with the balance sheet as of June 30, 2001. This decrease was due to management's decision to level its portfolio in light of the slowdown of the U.S. economy. During the period the Company reduced its bank debt by $550,000.

PART II. OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Employment Agreement by and between the Company and Gary C. Granoff dated as of July 1, 2001.

     10.2 Consulting Agreement by and between the Company and Gary C. Granoff dated as of July 1, 2001.

     10.3 Employment Agreement by and between the Company and Ellen Walker dated as of October 1, 2001.

     (b)  Reports on Form 8-K.

     There were no reports filed on Form 8-K for the period ending September 30, 2001.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERITRANS CAPITAL CORPORATION

Date: November 14, 2001            By:   /s/ Gary C. Granoff
                                         -------------------
                                         Gary C. Granoff
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)