Form 10-Q
period 2001-12-31
AMERITRANS CAPITAL CORP
filed 2002-02-14
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2001

                                       or

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

                             Yes [X]           No [  ]

        The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 13, 2002: 1,745,600

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q

                                Table of Contents


PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
           Consolidated  Balance  Sheets as of December 31, 2001
             (unaudited) and June 30, 2001 .................................  1
           Consolidated  Statements of Operations -- For the Three Months
             and Six Months Ended December 31, 2001 and 2000 (unaudited) ... 3 Consolidated Statements of Cash Flows -- For the Six
             Months Ended December 31, 2001 and 2000 (unaudited) ...........  4
           Notes to Consolidated Financial Statements ......................  6
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  10

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ...............  11

Item 5.  Other Information .................................................  11

Item 6.  Exhibits and Reports on Form 8-K ..................................  11

         Signatures ........................................................  12

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 2001 (Unaudited) and June 30, 2001

                                     ASSETS


                                                         December 31, 2001      June 30, 2001
                                                         ------------------     -------------
Loans receivable ...................................        $ 55,653,678        $ 54,559,970
Less: unrealized depreciation on loans receivable ..            (318,500)           (318,500)
                                                            ------------        ------------

                                                              55,335,178          54,241,470
Cash and cash equivalents ..........................             398,492             575,229
Accrued interest receivable ........................           1,225,529             985,334
Assets acquired in satisfaction of loans ...........           1,000,751             932,814
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................             367,271             421,823
Equity securities ..................................             486,939             436,914
Furniture, fixtures and leasehold improvements, net               95,463             101,902
Prepaid expenses and other assets ..................             573,413             289,383
                                                            ------------        ------------

                    TOTAL ASSETS ...................        $ 59,483,036        $ 57,984,869
                                                            ============        ============


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 2001 (Unaudited) and June 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 December 31, 2001   June 30, 2001
                                                                 ------------------  -------------
LIABILITIES
        Debentures payable to SBA ..........................        $ 8,880,000        $ 8,880,000
        Notes payable, banks ...............................         36,970,000         35,550,000
        Accrued expenses and other liabilities .............            383,762            456,316
        Accrued interest payable ...........................            268,833            291,427
                                                                    -----------        -----------

             TOTAL LIABILITIES .............................         46,502,595         45,177,743
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Common stock, $.0001 par value: 5,000,000 shares
        authorized; 1,745,600 shares issued and outstanding,                175                175
        Additional paid-in-capital .........................         13,471,474         13,471,474
        Accumulated deficit ................................           (505,278)          (678,593)
        Accumulated other comprehensive income .............             14,070             14,070
                                                                    -----------        -----------

             TOTAL STOCKHOLDERS' EQUITY ....................         12,980,441         12,807,126
                                                                    -----------        -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....        $59,483,036        $57,984,869
                                                                    ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

      For the Three Months and Six Months Ended December 31, 2001 and 2000

                                                       Three Months Ended  Three Months Ended  Six Months Ended   Six Months Ended
                                                       December 31, 2001   December 31, 2000   December 31, 2001  December 31, 2000
                                                       -----------------   -----------------   -----------------  -----------------
INVESTMENT INCOME
     Interest on loans receivable                         $1,420,029          $ 1,517,066         $2,899,659         $ 3,065,411
     Fees and other income                                    53,772               81,144             92,691             157,127
     Gain on sale of equity security                              --               12,130              6,782              12,130
                                                          ----------          -----------         ----------         -----------

       TOTAL INVESTMENT INCOME                             1,473,801            1,610,340          2,999,132           3,234,668
                                                          ----------          -----------         ----------         -----------

OPERATING EXPENSES
     Interest                                                631,643              824,650          1,372,578           1,744,770
     Salaries and employee benefits                          184,867              155,760            339,449             297,254
     Legal fees                                               52,468               41,746             98,555              80,037
     Miscellaneous administrative expenses                   224,257              227,434            425,144             453,604
     Loss on assets acquired in
       satisfaction of loans, net                             12,720               41,181             50,166              55,769
     Directors' fee                                            8,250                 (750)            12,700                (500)
     Depreciation in value of loans                           36,521                   --             54,843             194,298
                                                          ----------          -----------         ----------         -----------

TOTAL OPERATING EXPENSES                                   1,150,726            1,290,021          2,353,435           2,825,232
                                                          ----------          -----------         ----------         -----------
OPERATING INCOME                                             323,075              320,319            645,697             409,436
                                                          ----------          -----------         ----------         -----------
       INCOME BEFORE INCOME TAXES                            323,075              320,319            645,697             409,436
                                                          ----------          -----------         ----------         -----------
INCOME TAXES                                                      --                6,074              1,070               7,440
                                                          ----------          -----------         ----------         -----------
       NET INCOME                                         $  323,075          $   314,245         $  644,627         $   401,996
                                                          ----------          -----------         ----------         -----------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                                    1,745,600            1,745,600          1,745,600           1,745,600
                                                          ==========          ===========         ==========         ===========

- Diluted                                                  1,745,600            1,745,600          1,745,600           1,745,600
                                                          ==========          ===========         ==========         ===========

NET INCOME PER COMMON SHARE
- Basic                                                   $   0.1851          $    0.1800         $   0.3693         $    0.2303
                                                          ==========          ===========         ==========         -----------

- Diluted                                                 $   0.1851          $    0.1800         $   0.3693         $    0.2303
                                                          ==========          ===========         ==========         ===========

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Six Months Ended December 31, 2001 and 2000

                                                                           December 31, 2001    December 31, 2000
                                                                           -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $   644,627          $ 401,996
                                                                              -----------          ---------

     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                               16,574             18,891
     Change in operating assets and liabilities
       Accrued interest receivable                                               (240,195)            24,901
       Prepaid Expenses and other assets                                         (284,030)          (292,659)
       Accrued expenses and other liabilities                                     (72,557)            60,054
       Accrued Interest payable                                                   (22,594)           (71,559)
                                                                              -----------          ---------

         TOTAL ADJUSTMENTS                                                       (602,802)          (260,372)
                                                                              -----------          ---------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                               41,825            141,624
                                                                              -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Net change in loans receivable, assets acquired in
           satisfaction of loans and receivables from debtors on
           sales of assets acquired in satisfaction of loans                   (1,107,090)           828,000
       (Purchase) sales of equity securities                                      (50,025)            71,802
       Acquisition of furniture, fixtures and leasehold improvements              (10,135)            (2,947)
                                                                              -----------          ---------

           NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (1,167,250)           896,855
                                                                              -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds (repayments) from notes payable, banks, net                     1,420,000           (800,000)
       Dividends paid                                                            (471,312)                --
                                                                              -----------          ---------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                $   948,688          $(800,000)
                                                                              -----------          ---------

   The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Six Months Ended December 31, 2001 and 2000

                                                                           December 31, 2001    December 31, 2000
                                                                           -----------------    -----------------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  $  (176,737)          $ 238,479
       CASH AND CASH EQUIVALENTS - Beginning                                     575,229             376,507
                                                                             -----------           ---------

       CASH AND CASH EQUIVALENTS - Ending                                    $   398,492           $ 614,986
                                                                             ===========           =========

   The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

     The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of December 31, 2001, the related statements of operations, and cash flows for the six months ended December 31, 2001 and December 31, 2000 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the Commission.

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

     Ameritrans is a specialty finance company that through its subsidiary, Elk, makes loans to taxi owners to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the Chicago, New York City, Miami, and Boston markets.

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

     Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"). Elk Capital may engage in similar lending and investment activities. Since inception, Elk Capital has had no operations and activities.

     Reclassifications

     Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three and six months ended December 31, 2001. These reclassifications have no effect on previously reported net income.

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

     Net Income per Share

     During the year ended June 30, 1999, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Common Stock equivalents have been excluded from the weighted average shares for the three and six months ended December 31, 2001 and 2000 as inclusion is anti-dilutive. At December 31, 2001 the Company had 127,780 options outstanding.

     Loans Valuations

     The Company's loans are recorded at fair value. Since no ready market exists for those loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. To date, fair value of the loans has been determined to approximate cost less unrealized depreciation and no loans have been recorded above cost. The unrealized depreciation has generally been caused by specific events related to credit risk.

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

NOTE 2 -- Debentures Payable to SBA

     At December 31, 2001 and June 30, 2001 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

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
                                                                    ----------

                                                                    $8,880,000
                                                                    ==========

----------
(1)  Interest rate was 3.12% from inception through September 1998.

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

NOTE 3 -- Notes Payable to Banks

     At December 31, 2001 and June 30, 2001 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At December 31, 2001 and June 30, 2001, the Company had $36,970,000 and $35,550,000
respectively, outstanding under these lines. The loans, which mature through June 2002, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates including certain fees which make the effective rates approximately prime minus 1 1/2% as of December 31, 2001. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 4 -- Commitments and Contingencies

Interest Rate Swap

     In October 1998, the Company entered into a $5,000,000 interest rate Swap transaction with a bank expiring on October 8, 2001 and was not renewed. On June 11, 2001, the Company entered into an additional interest rate Swap transaction with the same bank for $10,000,000 expiring on June 11, 2002. On June 11, 2001, the Company entered into another interest rate Swap transaction for $15,000,000 with this bank expiring June 11, 2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively, for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates. The effective fixed costs on the outstanding bank debt that was swapped, including the 150 basis points, is 6.45%, 5.85% and 6.45%, respectively.

Loan Commitments

     At December 31, 2001 and June 30, 2001 the Company had commitments to make loans totaling approximately $1,789,924 and $547,000, respectively, at interest rates ranging from 8.25% to 18%.

Employment Agreements

     During November 2001, the Company entered into an employment agreement with an executive effective as of July 1, 2001, whereby the Company would pay a minimum of $240,000 plus a discretionary bonus and annual increases. This employment agreement terminates on July 1, 2006 but will be automatically renewed for an additional five (5) years unless either the Company or the executive gives notice of non-renewal. During November 2001, the Company also entered into a consulting agreement with this executive as of July 1, 2001, whereby based on early termination of the employment agreement the Company would pay a consulting fee for the term of the consulting agreement of a minimum of one-half of the executive's base salary in effect at the termination date of the employment agreement.

     During November 2001 and January 2002, the Company entered into employment agreements with five executives, whereby the Company would pay a minimum aggregate of $380,900 per annum plus a discretionary bonus and annual increases. These employment agreements terminate through January 1, 2007, but will be automatically renewed for an additional five (5) years unless either the Company or the executives gives notice of non-renewal.

NOTE 5 -- Other Matters

     On December 21, 2001 the Company filed pre-effective amendment No. 2 to its registration statement on Form N-2. The registration statement covers the proposed sale of 325,000 units to the public, which may be increased by the underwriters by 48,750 units to cover over-allotments. Each unit consists of (i) one share of common stock; (ii) one share of 9 3/8% cumulative participating preferred stock (face value $12.00); and (iii) one redeemable warrant exercisable into one share of common stock at an exercise price of $7.00, subject to adjustment, until 2007. The units will be offered for sale at a price between $18.00 and $20.00 per unit. The gross proceeds from the offering should be approximately $6,175,000. However there can be no assurance that the offering will be completed. Prepaid offering costs as of December 31, 2001 were approximately $465,000 which is included in prepaid expenses and other assets.

Quarterly Dividend

     The Company's Board of Directors declared for the quarters ended June 30, 2001 and September 30, 2001 a total dividend of $471,312, or $0.27 per share, on October 11, 2001 to stockholders of record on October 22, 2001, which was paid October 30, 2001.

NOTE 6 -- Subsequent Events

Quarterly Dividend

     The Company's Board of Directors declared for the quarter ended December 31, 2001 a dividend of $314,208, or $0.18 per share, on January 9, 2002 to stockholders of record on January 22, 2002, which was paid on January 30, 2002.

SBA Commitment

     During January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down, of which a $120,000 non-refundable fee has been paid by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

General

     Ameritrans acquired Elk on December 16, 1999 in a share-for share exchange. As of December 31, 2001 Ameritrans had no separate operations. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

     The Company primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. The Company also makes loans and investments to persons who qualify under SBA regulations as non-disadvantaged. The Company's primary lending activity is to originate and service loans collateralized by Chicago, New York City, Boston, Chicago and Miami Taxicab Medallions. The Company also makes loans and investments in other diversified businesses.

Results of Operations For the Six Months Ended December 31, 2001 and 2000

Total Investment Income

     The Company's investment income for the six months ended December 31, 2001 decreased to $2,999,132 from $3,234,668 or 7% as compared with the six months ended December 31, 2000. This decrease was mainly due to leveling of the portfolio due to the economic environment and the fact that the Company was more than 90% drawn on its available bank credit lines. As a result, the Company began to slowdown expansion in its Chicago medallion and diversified loan portfolio. Investment income was also reduced because of lower interest rates. The portfolio was $55,653,678 at December 31, 2001 vs $56,159,543 at December 31, 2000.

Operating Expenses

     Interest expenses for the six month period ended December 31, 2001 decreased $372,192 to $1,372,578 when compared with the six months ended December 31, 2000. This decrease was due to lower interest rates charged during the period. Other operating expenses increased $39,850 mainly due to increase in payroll costs during the current year. Depreciation in value of loans for the six month period ended December 31, 2000 was $194,298 vs $54,843 in the current period ended December 31, 2001.

Results of Operations

For the Three Months ended December 31, 2001 and 2000

Total investment income

     The Company's investment income for the three months ended December 31, 2001 decreased to $1,473,801 from $1,610,340 or 8% for the three month period ended December 31, 2000. This decrease was mainly due to a decrease in other fees ($27,372) combined with a decrease in the loan portfolio during the three month period, when compared with the prior year.

Operating Expenses

     Interest expense for the three month period ended December 31, 2001 decreased $193,007 ($631,643 from $824,650) for the similar period ended December 31, 2000. This decrease was mainly due to lower interest rates on non SBA debt.

     Other operating expenses increased $17,191 when compared with the similar three month period ended December 31, 2000. This increase was mainly due to an increase in payroll costs and legal fees. Depreciation in value of loans increased $36,521 when compared with the similar period in the prior year.

Balance Sheet and Reserves

     Total assets increased $1,498,167 as of December 31, 2001 when compared with total assets as of June 30, 2001. This increase was due to management's decision to increase its loan portfolio in anticipation of the economic recovery and anticipated increase of SBA financing. Non SBA bank borrowings during the period were increased by $1,420,000.

     On January 31, 2001, the Company terminated the Agreement and Plan of Merger with Medallion Financial Corp. The termination resulted in a charge of approximately $425,000 in the quarter ended March 31, 2001.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On January 18, 2002, subsequent to the period covered by this report, the Company held its Annual Meeting of Shareholders. At the meeting the following matters were voted upon by the shareholders:

1. Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Marvin Sabesan, Steven Etra, Paul Creditor, Allen Kaplan, John R. Laird and Howard F. Sommer were elected directors to serve until the next Annual Meeting and until their successors are chosen and qualified.

The votes received by each are as follows:

                                  Votes For                     Votes Withheld
                                  ---------                     --------------
Gary C. Granoff                   1,404,328                           300
Ellen M. Walker                   1,404,328                           300
Lee A. Forlenza                   1,404,328                           300
Marvin Sabesan                    1,404,328                           300
Steven Etra                       1,404,328                           300
Paul Creditor                     1,404,328                           300
Allen Kaplan                      1,404,328                           300
John Laird                        1,404,328                           300
Howard Sommer                     1,404,328                           300

2. Marcum & Kliegman, LLP was approved as the Company's independent public accountants for the fiscal year ended June 30, 2002.

          FOR           AGAINST          ABSTAIN
          ---           -------          -------
       1,401,428          3,200             0

3. The shareholders approved an amendment to the Company's 1999 Employee Stock Option Plan, which increased the number of shares authorized under the plan.

          FOR           AGAINST          ABSTAIN              NOT VOTED
          ---           -------          -------              ---------
       1,228,809         31,352             0                  144,467

4. The shareholders approved an amendment to the Company's 1999 Non-Employee Director Stock Option Plan, which increased the number of shares authorized under the plan and established automatic grants of options to directors re-elected to the board of directors. The amendment to the plan is still subject to the approval of the Securities and Exchange Commission.

          FOR           AGAINST          ABSTAIN              NOT VOTED
          ---           -------          -------              ---------
       1,229,809         30,352             0                  144,467

5. Both a majority of the shareholders, or 1,210,444 shares, and a majority of the non-affiliate shareholders, or 493,246 shares, approved a proposal authorizing the Company to sell shares of its Common Stock at prices below the stock's current net asset value.

The votes received by all shareholders were as follows:

          FOR           AGAINST          ABSTAIN              NOT VOTED
          ---           -------          -------              ---------
       1,210,444         49,717             0                  144,467

6. The shareholders approved a proposal authorizing the Company to issue warrants convertible into shares of the Company's Common Stock.

          FOR           AGAINST          ABSTAIN              NOT VOTED
          ---           -------          -------              ---------
       1,241,392         14,269           4,500                144,467


Item 5.  Other Information

     On December 21, 2001 the Company filed pre-effective amendment No. 2 to its registration statement on Form N-2. The registration statement covers the proposed sale of 325,000 units to the public, which may be increased by the underwriters by 48,750 units to cover over-allotments. Each unit consists of (i) one share of common stock; (ii) one share of 9 3/8% cumulative participating preferred stock (face value $12.00); and (iii) one redeemable warrant exercisable into one share of common stock at an exercise price of $7.00, subject to adjustment, until 2007. The units will be offered for sale at a price between $18.00 and $20.00 per unit.

ITEM 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Employment agreement entered into between the Company, Elk Associates Funding Corporation and Silvia Mullens dated as of January 1, 2002.

     10.2 Employment agreement entered into between the Company, Elk Associates Funding Corporation and Margaret Chance dated as of January 1, 2002.

     (b)  Reports on Form 8-K.

     On November 20, 2001 the Company filed a current report on 8-K reporting under Item V (Other Events) that the Company on or about October 30, 2001 distributed to its shareholders the Company's privacy policy statement.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERITRANS CAPITAL CORPORATION

Date: February 14, 2002             By:   /s/ Gary C. Granoff
                                         -------------------
                                         Gary C. Granoff
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)