Form 10-Q
period 2002-03-31
AMERITRANS CAPITAL CORP
filed 2002-05-15
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002

                                       or

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


Yes [X] No [ ]

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 13, 2002: 1,745,600. The number of units, each unit consisting of one share of Common Stock, one share of 9 3/8% participating preferred stock and one warrant exercisable into one share of Common Stock, outstanding as of May 13, 2002: 300,000.

                         AMERITRANS CAPITAL CORPORATION

                                   FORM 10-Q

                               Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements ....................................
         Consolidated  Balance  Sheets as of March 31, 2002
           (unaudited) and June 30, 2001.......................................1
         Consolidated  Statements of Operations --For the Three Months
           and Nine Months Ended March 31, 2002 and 2001 (unaudited) ..........3
         Consolidated  Statements of Cash Flows -- For the Nine
           Months Ended March 31, 2002 and 2001 (unaudited) ...................4
         Notes to Consolidated Financial Statements ...........................5
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............................11
PART II. OTHER INFORMATION
Item 5. Other Information ....................................................12
           Signatures ........................................................13

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2002 (Unaudited) and June 30, 2001

                                     ASSETS

                                                        March 31, 2002    June 30, 2001
                                                        --------------    -------------
Loans receivable                                         $ 53,775,908      $ 54,559,970
Less: unrealized depreciation on loans receivable            (318,500)         (318,500)
                                                         ------------      ------------

                                                           53,457,408        54,241,470
Cash and cash equivalents                                     738,497           575,229
Accrued interest receivable, net of unrealized
    depreciation of $175,000 and $-0-, respectively         1,337,179           985,334
Assets acquired in satisfaction of loans                    1,067,367           932,814
Receivables from debtors on sales of assets acquired
          in satisfaction of loans                            367,271           421,823
Equity securities                                             486,939           436,914
Furniture, fixtures and leasehold improvements, net            97,954           101,902
Prepaid expenses and other assets                           1,078,048           289,383
                                                         ------------      ------------

                  TOTAL ASSETS                           $ 58,630,663      $ 57,984,869
                                                         ============      ============

The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2002 (Unaudited) and June 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31, 2002    June 30, 2001
                                                                  --------------    -------------
LIABILITIES
          Debentures payable to SBA                                $  8,880,000      $  8,880,000
          Notes payable, banks                                       36,300,000        35,550,000
          Accrued expenses and other liabilities                        373,758           456,316
          Accrued interest payable                                      194,998           291,427
          Accrued dividend payable                                      209,472                --
                                                                   ------------      ------------

                  TOTAL LIABILITIES                                  45,958,228        45,177,743
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
          Common stock, $.0001 par value: 5,000,000 shares
          authorized; 1,745,600 shares issued and outstanding,              175               175
          Additional paid-in-capital                                 13,471,474        13,471,474
          Accumulated deficit                                          (813,284)         (678,593)
          Accumulated other comprehensive income                         14,070            14,070
                                                                   ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY                         12,672,435        12,807,126
                                                                   ------------      ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 58,630,663      $ 57,984,869
                                                                   ============      ============

The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

       For the Three Months and Nine Months Ended March 31, 2002 and 2001

                                                                Three                Three               Nine              Nine
                                                             Months Ended          Months Ended      Months Ended      Months Ended
                                                            March 31, 2002       March 31, 2001     March 31, 2002    March 31, 2001
                                                            --------------       --------------     --------------    --------------
INVESTMENT INCOME
    Interest on loans receivable                              $1,533,452           $1,661,585          $4,433,111       $4,726,996
    Fees and other income                                        104,855               67,983             204,328          225,110
    Gain on sale of equity security                                   --              109,507                  --          121,637
                                                              ----------           ----------          ----------       ----------

        TOTAL INVESTMENT INCOME                                1,638,307            1,839,075           4,637,439        5,073,743
                                                              ----------           ----------          ----------       ----------

OPERATING EXPENSES
    Interest                                                     652,857              904,712           2,025,435        2,649,482
    Salaries and employee benefits                               215,292              236,332             554,741          533,586
    Legal fees                                                    84,708               58,985             183,263          139,022
    Miscellaneous administrative expenses                        281,296              176,451             706,440          630,055
    Loss on assets acquired in satisfaction of loans, net         14,494               19,473              64,660           75,242
    Directors' fee                                                 6,375               10,500              19,075           10,000
    Depreciation in value of loans                               161,088                   --             215,931          194,298
    Writeoff of Merger Costs                                          --              413,187                  --          413,187
                                                              ----------           ----------          ----------       ----------

TOTAL OPERATING EXPENSES                                       1,416,110            1,819,640           3,769,545        4,644,872
                                                              ----------           ----------          ----------       ----------

OPERATING INCOME                                                 222,197               19,435             867,894          428,871
                                                              ----------           ----------          ----------       ----------

         INCOME BEFORE INCOME TAXES                              222,197               19,435             867,894          428,871
                                                              ----------           ----------          ----------       ----------

INCOME TAXES                                                       6,526                2,652               7,596           10,092
                                                              ----------           ----------          ----------       ----------

         NET INCOME                                           $  215,671           $   16,783          $  860,298       $  418,779
                                                              ----------           ----------          ----------       ----------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                                        1,745,600            1,745,600           1,745,600        1,745,600
                                                              ==========           ==========          ==========       ==========

- Diluted                                                      1,745,600            1,745,600           1,745,600        1,745,600
                                                              ==========           ==========          ==========       ==========

NET INCOME PER COMMON SHARE
- Basic                                                       $   0.1236           $   0.0096          $   0.4928       $   0.2399
                                                              ==========           ==========          ==========       ----------

- Diluted                                                     $   0.1236           $   0.0096          $   0.4928       $   0.2399
                                                              ==========           ==========          ==========       ==========

The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Nine Months Ended March 31, 2002 and 2001

                                                                                       March 31, 2002  March 31, 2001
                                                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                        $   860,298      $ 418,779
                                                                                         -----------      ---------
       Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization                                                     49,084         49,272
            Gain on sale of equity securities                                                              (121,637)
Change in assets and liabilities
            Accrued interest receivable                                                     (351,845)       (86,788)
            Prepaid expenses and other assets                                               (812,840)       174,785
            Accrued expenses and other liabilities                                           (82,558)        44,453
            Accrued interest payable                                                         (96,429)      (118,775)
                                                                                         -----------      ---------

                TOTAL ADJUSTMENTS                                                         (1,294,588)       (58,690)
                                                                                         -----------      ---------

                 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (434,290)       360,089
                                                                                         -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
            Net change in loans receivable, assets acquired in satisfaction of loans and receivables from debtors on sales of assets acquired in
                 satisfaction of loans                                                       704,063        545,323
            (Purchase) sales of equity securities                                            (50,025)       218,333
            Acquisition of furniture, fixtures and leasehold improvements                    (20,960)       (15,161)
                                                                                         -----------      ---------

                 NET CASH PROVIDED BY INVESTING ACTIVITIES                                   633,078        748,495
                                                                                         -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds (repayments) from notes payable, banks, net                             750,000       (550,000)
            Dividends paid                                                                  (785,520)      (331,664)
                                                                                         -----------      ---------

                 NET CASH USED IN FINANCING ACTIVITIES                                   $   (35,520)     $(881,664)
                                                                                         -----------      ---------

            NET INCREASE IN CASH AND CASH EQUIVALENTS                                    $   163,268      $ 226,920

            CASH AND CASH EQUIVALENTS - Beginning                                            575,229        376,507
                                                                                         -----------      ---------

            CASH AND CASH EQUIVALENTS - Ending                                           $   738,497      $ 603,427
                                                                                         ===========      =========

Supplemental noncash financing activity:

      During the nine months ended March 31, 2002, the Company accrued a dividend of $209,472.

The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

     The consolidated balance sheet of Ameritrans Capital Corporation ("the Company" or "Ameritrans") as of March 31, 2002, the related statements of operations, and cash flows for the nine months ended March 31, 2002 and March 31, 2001 included in Item 1 have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as filed with the Commission.

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

Reclassifications

      Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three and nine months ended March 31, 2002. These reclassifications have no effect on previously reported net income.

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

Net Income per Share

      During the year ended June 30, 1999, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common Stock equivalents have been excluded from the weighted average shares for the three and nine months ended March 31, 2002 and 2001 as inclusion is anti-dilutive. At March 31, 2002 the Company has 127,780 options outstanding.

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

     New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss to be recognized at the date a long-lived asset is exchangeed for a similar productive asset or distributed to owners in spin-off if the carrying amount of the asset exceeeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

     The Company expects that the adoption of the new statement will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

NOTE 2 -- Debentures Payable to SBA

     At March 31, 2002 and June 30, 2001 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

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

NOTE 3 -- Notes Payable to Banks

     At March 31, 2002 and June 30, 2001, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At March 31, 2002 and June 30, 2001, the Company had $36,300,000 and $35,550,000, respectively, outstanding under these lines. The loans, which mature through June 2002, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates approximately prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 4 -- Commitments and Contingencies

     Interest Rate Swap

     In October 1998, the Company entered into a $5,000,000 interest rate Swap transaction with a bank expiring on October 8, 2001 and was not renewed. On June 11, 2001, the Company entered into an additional interest rate Swap transaction with the same bank for $10,000,000 expiring on June 11, 2002. On June 11, 2001, the Company entered into another interest rate Swap transaction for $15,000,000 with this bank expiring June 11, 2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively, for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the difference in rates. The effective fixed costs on the outstanding bank debt that was swapped, including the 150 basis points, is 6.45%, 5.85% and 6.45%, respectively.

     Loan commitments

     At March 31, 2002 and June 30, 2001, the Company had commitments to make loans totaling approximately $3,231,352 and $547,000, at interest rate ranging from 8.25% to 18%.

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

Note 5 - Other Matters

     Quarterly Dividend

      The Company's Board of Directors declared for the quarters ended June 30, 2001 and September 30, 2001 a total dividend of $471,312, or $0.27 per share, on October 11, 2001 to stockholders of record on October 22, 2001, which was paid October 30, 2001. The Company's Board of Directors also declared a dividend of $314,208 or $0.18 per share for the quarter ended December 31, 2001, on January 9, 2002 to stockholders of record on January 22, 2002, which was paid January 30, 2002. The Company's Board of Directors declared for the quarter ended March 31, 2002 a dividend of $209,472 or $0.12 per share, on March 15, 2002 to stockholders of record on March 25, 2002, which was paid on April 5, 2002.

     SBA Commitment

     During January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down, of which a $120,000 non-refundable fee has been paid by the Company.

Note 6 - Subsequent Event

     On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of 9 3/8% cumulative participating redeemable Preferred Stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.70, subject to adjustment, until April 2007. The Warrants may be redeemed by the Company under certain conditions. The gross proceeds from the sale was approximately $5,700,000 less costs and commissions of approximately $1,551,000 resulting in net proceeds of approximately $4,149,000. The underwriter may increase this offering by 45,000 units to cover over-allotments through June 2, 2002. This does not include additional underwriting compensation to be paid by the Company to the underwriter in the form of an option to purchase up to 30,000 units, each unit consisting of one share of common stock, one share of 9 3/8% participating preferred stock (face value $12.00) and one warrant to purchase one share of common stock at an exercise price of $8.40. These units are exercisable over a five year period commencing April 18, 2003 at an exercise price of $21.45 per unit.

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

General

      Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. As of March 31, 2002 Ameritrans had no separate operations. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

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

Results of Operations For the Nine Months Ended March 31, 2002 and 2001

Total Investment Income

      The Company's investment income for the nine months ended March 31, 2002 decreased to $4,637,439 from $5,073,743 or 9% as compared with the nine months period ended March 31, 2001. This decrease was mainly due to leveling of the portfolio due to the economic environment and the fact that the Company was more than 90% drawn on its available bank credit lines. As a result, the Company began to slowdown expansion in its Chicago medallion and diversified portfolio. Investment income was also reduced because of lower interest rates. The portfolio was $53,775,908 at March 31, 2002 as compared to $56,435,260 at March 31, 2001.

Operating Expenses

      Interest expenses for the nine month period ended March 31, 2002 decreased $624,047 to $2,025,435 when compared with the nine months ended March 31, 2001. This decrease was due to lower interest rates charged during the period. Other operating expenses decreased $272,913 when compared with the nine month period ended March 31, 2001 due to the termination of a potential merger during the nine month period ended March 31, 2001. The Company incurred a one time charge in the amount of $413,187 during the nine month period ended March 31, 2001. Depreciation in value of loans for the nine month period ended March 31, 2002 was $215,931 as compared to $194,298 in the period ended March 31, 2001.

Results of Operations

For the Three Months ended March 31, 2002 and 2001

Total investment income

      The Company's investment income for the three months ended March 31, 2002 decreased to $1,638,307 from $1,839,075 or 11% for the three month period ended March 31, 2001. This decrease was mainly due to a decrease in the sales of equity securities of $109,507 combined with a leveling of the loan portfolio during the three month period, when compared with the prior period.

Operating Expenses

Interest expense for the three month period ended March 31, 2002 decreased $251,855 ($652,857 from $904,712) for the similar period ended March 31, 2001.
This decrease was mainly due to lower interest rates on non SBA debt.

      Other operating expenses decreased $312,763 when compared with the similar three month period ended March 31, 2001. This decrease was due to the termination of a potential merger. The Company incurred a one time charge in the amount of $413,187 during the three months ended March 31, 2001. Depreciation in value of loans increased $161,088 when compared with the similar period in the prior period.

Balance Sheet and Reserves

      Total assets increased $645,794 as of March 31, 2002 when compared with total assets as of June 30, 2001. This increase was due to prepaid costs incurred in connection with the Company's successful offering, combined with management's decision to reduce its loan portfolio during period of the economic recovery and pending the Company's public offering of securities which was completed April of 2002 and prepaid commitment fee due to an approved increase of SBA financing. Non SBA bank borrowings during the period were increased by $750,000.

     On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of 9 3/8% cumulative participating redeemable Preferred Stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.70, subject to adjustment, until April 2007. The Warrants may be redeemed by the Company under certain conditions. The gross proceeds from the sale was approximately $5,700,000 less costs and commissions of approximately $1,551,000 resulting in net proceeds of approximately $4,149,000. The underwriter may increase this offering by 45,000 units to cover over-allotments through June 2, 2002. This does not include additional underwriting compensation to be paid by the Company to the underwriter in the form of an option to purchase up to 30,000 units, each unit consisting of one share of common stock, one share of 9 3/8% participating preferred stock (face value $12.00) and one warrant to purchase one share of common stock at an exercise price of $8.40. These units are exercisable over a five year period commencing April 18, 2003 at an exercise price of $21.45 per unit.

PART II. OTHER INFORMATION

Item 5. Other Information

     On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of 9 3/8% cumulative participating redeemable Preferred Stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.70, subject to adjustment, until April 2007. The Warrants may be redeemed by the Company under certain conditions. The gross proceeds from the sale was approximately $5,700,000 less costs and commissions of approximately $1,551,000 resulting in net proceeds of approximately $4,149,000. The underwriter may increase this offering by 45,000 units to cover over-allotments through June 2, 2002. This does not include additional underwriting compensation to be paid by the Company to the underwriter in the form of an option to purchase up to 30,000 units, each unit consisting of one share of common stock, one share of 9 3/8% participating preferred stock (face value $12.00) and one warrant to purchase one share of common stock at an exercise price of $8.40. These units are exercisable over a five year period commencing April 18, 2003 at an exercise price of $21.45 per unit.

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION


Date: May 15, 2002           By:  /s/ Gary C. Granoff
                                 -------------------
                                 Gary C. Granoff
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Chief Accounting Officer)