Form 10-K
period 2002-06-30
AMERITRANS CAPITAL CORP
filed 2002-09-30
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of September 25, 2002 was approximately $6,421,043 based on the last sale price of the Registrant's Common Stock on the Nasdaq SmallCap Market as of the close of business on September 24, 2002. There were 2,045,600 shares of the Registrant's Common Stock outstanding as of September 27, 2002.

                         AMERITRANS CAPITAL CORPORATION

                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                           Page
                                                                           ----
PART I ...................................................................   1
     ITEM 1. BUSINESS OF AMERITRANS ......................................   1
     ITEM 2. PROPERTIES ..................................................  22
     ITEM 3. LEGAL PROCEEDINGS ...........................................  22
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  22

PART II ..................................................................  23
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS .................................  23
     ITEM 6. SELECTED FINANCIAL DATA .....................................  24
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS .........................  26
     ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK .................................................  30
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................  30
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES ........................  30

PART III .................................................................  31
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........  31
     ITEM 11. EXECUTIVE COMPENSATION .....................................  34
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ................................................  37
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............  39

PART IV ..................................................................  40
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K ..................................................  40

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS .................  40

SIGNATURES ...............................................................  41

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

     Elk makes loans to the owners of taxi medallion businesses in the Chicago, New York City, Miami and Boston markets and to other small businesses. Elk has never experienced any material losses of principal in connection with taxi financings but from time to time has experienced some small losses of principal on its taxi medallion lending operations. Loans made to finance the purchase or continued ownership of taxi medallions, taxis and related assets represented approximately 75% of Elk's loan portfolio as of June 30, 2002. Loans made to finance the acquisition and/or operation of other small businesses constitute the balance of Elk's loan portfolio.

     From inception through April 2002, our only activities have been the operation of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the public offering of 300,000 units, each unit of which was comprised of one share of common stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock") and one warrant exercisable into one share of common stock for five (5) years at an exercise price of $6.70 (the "Warrant"), and was completed in April 2002 (the "Unit Offering"). Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operations of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors, and the same individuals are the executive officers and directors of both companies.

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

CURRENT BUSINESS ACTIVITIES

     AMERITRANS. From inception through April 2002, Ameritrans' only activities have been the operation of Elk. In May 2002, Ameritrans began making loans to businesses using the proceeds raised from the Company's Unit Offering.

     ELK was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk has made loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets.

     Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2002, totaled $443,327 or 0.75% of total assets. Elk may make additional equity investments. However, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets. Elk has one (1) wholly-owned subsidiary, EAF Holding Corporation, formed in 1992, the sole activities of which are to own and operate certain real estate assets acquired in satisfaction of loans.

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

     At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. Elk's most recent experience, in June, 2002, was that individually owned medallions sold for approximately $200,000 and corporate medallions sold for approximately $230,000 each. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

     Based upon statistics obtained from the TLC, from 1989 through 1998, the number of corporate medallions that were resold by their holders varied each year from approximately 245 to 440, which suggests that there were between 122 and 220 minifleet corporations in need of financing each year, while the number of individual owner medallions sold each year varied from 250 to 415. Assuming that a typical minifleet financing for purchases of medallions might involve a sum of approximately $450,000, the dollar volume of New York City minifleet financings might range from $55 million to $99 million a year. Assuming that a typical individual medallion financing for a purchase of a medallion involves a sum of approximately $200,000, the dollar volume of New York City individual medallion financing might range from $48 million to $88 million a year.

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

     BOSTON MARKETING STRATEGY FOR MEDALLION FINANCING. The Boston taxi market services the City of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the Carriage News, a local trade newspaper, and the use of forwarding brokers. As of June 30, 2002, the total principal amount of our outstanding taxi loans in Boston was $1,229,791.

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

     According to official Metro-Dade County publications issued in the year 2000, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of from two to five licenses. The number of license transfers has been generally increasing in recent years, with a high of 197 transfers in 1997, with an average reported price of $51,658. However, we believe that the present market price of licenses/medallions in Metro-Dade County is between $90,000 to $95,000 per medallion.

     MIAMI AREA MARKETING STRATEGY FOR MEDALLION FINANCING. We believe that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will open a large new market for taxi medallion financing in the Miami area. Since this is an emerging market, we are currently developing strategies to develop contacts and market our financing to potential purchases of medallions, and in the event refinancing is permitted, to those owners who may wish to refinance their medallions in the future. As of June 30, 2002, the total principal amount of our outstanding taxi loans in the Miami area was $2,629,349.

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

ELK'S LOANS

     Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2002, ranged from 7.0% to 18% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the 1958 Act was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC. As such, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2002 more than 90% of Elk's loans and investments were to Disadvantaged Concerns.

     Elk intends to continue to make loans to Disadvantaged Concerns, particularly in connection with the ownership of taxis and related assets in the New York City and Chicago markets. Elk also intends to diversify its activities by lending and investing in a broader range of Small Business Concerns.

     SBA Regulations set forth a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lower eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2002 was 19%. See "Regulation -- The Small Business Act of 1958."

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

TAXI MEDALLION FINANCING LOANS

     A large portion of Elk's loans have been made to purchasers or owners of New York City taxi medallions. Since Elk commenced operations it has made over $175,000,000 of such loans. However, the New York market has become increasingly more competitive and the value of medallions has dropped in recent years. Medallion prices in New York City dropped from $223,000 in July, 2000 for individual medallions to $180,000 to $190,000 in June, 2001. Since July, 2001 individual medallions increased in value to approximately $205,000. Prices for corporate medallions fell from $257,000 per medallion in July, 2000, to 222,000 in June, 2001, reaching a low during the course of the year of $190,000. Since July, 2001 corporate medallions increased in value to $230,000 to $235,000 per corporate medallion. This has limited Elk's opportunities to make profitable loans or expand its activities in this market.

     In 1995 and 1996 Elk began expanding its taxi lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased and continued to be profitable. During the time Elk has been making taxi loans in these markets, the market prices of medallions have generally been increasing. However, in Chicago the market price for medallions dropped approximately 15% during the fiscal year ended June 30, 2001. Since April 1995 when Elk began making loans in the Chicago taxi medallion market, the market value of a medallion increased from approximately $32,000 to a high of approximately $68,000. From July, 2000 through June, 2002, the market value of a Chicago taxi medallion decreased to approximately $56,000 to $58,000. During the time Elk has been making taxi loans in Boston and the Miami area, the market price of medallions has increased from approximately $90,000 to $180,000 in Boston and from approximately $80,000 to $90,000 in Miami.

     As of June 30, 2002, $14,039,563, or 25.5%, of the aggregate principal amount of its outstanding loans of $55,029,831, represented loans made to finance the purchase or continued ownership of New York City taxi medallions and related assets; an aggregate of $23,109,314, or 42.0%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago, and the balance of $17,880,954 or 32.5% consisted of loans to various commercial borrowers, of which $1,229,791, or 2.2%, was invested in Boston taxi medallion financing and $2,629,349, or 4.8%, was invested in Miami taxi medallion financing. See " -- Loan Portfolio; Valuation," below.

     Due to increasing competition, annual interest rates for new loans in the New York market are currently averaging 8.0%. Interest rates on Chicago taxi loans generally have ranged from 10.5% to 14% per year. With additional competition presently in the market place, it is expected that rates will range in the near term from 10% to 12% per year on new loans, depending upon the size of the loan, the repayment schedule, the balloon dates, the loan-to-value ratio, and the credit history of the borrower. In addition, most loans that Elk has made in Chicago have been for four to six year terms and are self-amortizing. With increased competition in the market, the term of the loan may be expected to increase to periods longer than six years. Interest rates on loans in the Boston market currently range from 10-13%, and in the Miami market currently range from 10-13%.

COMMERCIAL LOAN PORTFOLIO

     Ameritrans began making diversified Commercial Loans in May 2002. At June 30, 2002, Ameritrans' Commercial Loan portfolio consisted of two loans totaling $582,000, of which one loan for $500,000 was to a debt collection business and one loan for $82,000 was to a housing renovation business. The proceeds of the loan to the debt collection business were used to purchase an interest in a pool of charged off credit card receivables.

     Elk began making non-taxi Commercial Loans in 1985. Due to the effects of the nationwide recession of the early 1990's on the New York City metropolitan area economy, between 1990 and

1994 Elk suffered significant losses in its Commercial Loan portfolio. These losses were primarily written off against income earned by Elk on its taxi loan portfolio. By 1995, the local economy had improved and Elk again began making selective Commercial Loans, and its activities in this area have been increasing steadily. At June 30, 1995, Elk's Commercial Loans totaled $1,275,654, or 5.5%, of Elk's total loan portfolio, while at June 30, 2002, Elk's Commercial Loans totaled $13,439,814, or 24.7%, of Elk's total loan portfolio. On July 1, 2001, the Company had a beginning balance in its reserve of loss account of $318,500. For the year ended June 30, 2002, the Company took charge offs from the reserves of $80,000. This resulted in the ending balance of the reserve for loss account at June 30, 2002 of $238,500. During the fiscal year ended 2002, the Company had total write off and depreciation on interest and loan receivable of $393,145.

     At June 30, 2002, Elk's Commercial Loan portfolio consisted of 85 loans, of which 12 loans totaling $1,153,153 were to dry-cleaning businesses, 35 loans totaling $6,435,636 were to laundromat businesses, and 38 loans totaling $5,851,026 were to a variety of other small businesses. Loans to dry cleaners and laundromats represented 56.5% of the aggregate principal amount of Commercial Loans outstanding at June 30, 2002.

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

LOAN PORTFOLIO; VALUATION

     The following table sets forth a classification of the Company's outstanding loans as of June 30, 2002:

                                    Number of    Interest     Maturity Dates         Balance
     Type of Loan                     Loans        Rates       (In Months)         Outstanding
----------------------------------------------------------------------------------------------
New York City:
   Taxi medallion                      80         7 - 16%        2 - 180           $13,899,244
   Radio car service                   18        11 - 15%         3 - 48               140,319

Chicago:
   Taxi medallion                     437        11 - 16%        1 - 120            23,109,314

Boston:
   Taxi medallion                      13        9.5 - 11%        1 - 46             1,229,791

Miami:
   Taxi medallion                      75       10.5 - 16%       21 - 113            2,629,349

Other loans:
   Restaurant                           5        10 - 15%        30 - 120              555,577
   Car Wash/Auto Center                 6         8 - 15%        29 - 57               718,157
   Dry Cleaner                         12       10.5 - 18%       24 - 96             1,153,153
   Laundromat                          35        7.5 - 18%       29 - 76             6,435,635
   Laundry Equipment Dealer             1          9.5%             40                 172,160
   Financial Services                   1           14%            108                 252,781
   Black Car Service (real property)    2       10.5 - 11%          48                 412,524
   Auto Sales                           5        11 - 13%        12 - 96               571,515
   Movie Theater                        1           16%            108                 169,478
   Retirement home                      3      13.5 - 14.5%      84 - 120              440,141
   Commercial construction              3        13 - 16%        48 - 63               676,139
   Telecommunications                   1           12%             42                 154,866
   Leather Goods                        1           16%             53                 190,000
   Beverage distributor                 1          14.5%           163                 194,488
   Marina                               1          14.5%            45                 192,007
   Construction supplies                1           13%             43                 125,000
   Plumbing & heating supplies          1           14%            106                 143,559
   Recycling                            1          14.5%            48                 150,000
   Real Estate                          1          13.5%            54                 138,236
   Florist                              1          7.25%           118                 395,508
   Food Market                          2        12 - 16%        82 - 120              198,890
   Debt Collection                      1          17.5%            35                 500,000
   Housing renovator                    1         15.00%            12                  82,000
                                                                                   -----------

Total Loans Receivable                                                              55,029,831

Less: Allowance for loan losses                                                       (238,500)
                                                                                   -----------

Loans Receivable, net                                                              $54,791,331
                                                                                   ===========

     Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Ameritrans and Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio. The interest rates charged by Elk on its currently outstanding loans range from 7% to 18% per annum. As of June 30, 2002, the annual weighted average interest rate on Elk's loans was approximately 11.00%. The average term of Elk's currently outstanding loans is approximately 48 months.

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

     COLLECTION EXPERIENCE -- Elk has not, to date, had a material loss of principal in any taxi medallion loan but from time to time it has experienced some small losses of principal on its taxi lending operations. ELK has also experienced some losses of principal in its diversified (non-taxi) loan portfolio. Likewise, its collection experience (timely payments, collections on foreclosure, etc.) with taxi medallion financings has historically been better than with its non-taxi loans. From 1991 through 1994, substantially all of Elk's provisions for loan losses and losses on assets acquired were related to business loans secured by real estate and to radio car loans. In addition, from 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. Since 1995, Elk has substantially increased its diversified loan portfolio, and its overall collection experience with these loans has improved, although it has experienced losses on selective loans.

     The Chicago taxi market during the last fiscal year since September 11, 2001, has suffered through an economic slowdown which caused approximately 15% of our Chicago taxi loans to eventually default to the point that a foreclosure action was necessary to recover on our collateral. When the events of September 11, 2001, took place, the Chicago market was in the process of absorbing additional medallions that had been sold by the city approximately six months before, but which were coming into service during the spring and summer of 2001. As a result of the increase in supply of medallions and the reduction in demand for service and corresponding reduction in revenues experienced by taxi operators for several months after September 11, 2001, the Company, as well as other lenders in the Chicago taxi medallion lending market, began experiencing a greater rate of default in their Chicago loan portfolio than they had previously experienced. It was also more difficult to resell these medallions due to the price reductions that had taken place in medallion sales both before and after September 11, 2001, from their prior high prices of $68,000 to $70,000 per medallion. Market conditions began to improve during the 3rd and 4th quarters of the Company's fiscal year, and the Company was able to develop a program to sell its defaulted medallions both directly to buyers and through an arrangement with the Checker Taxi Association, Inc. in Chicago. By June 30, 2002, the Company had resold 30 Chicago taxi medallions, and found that market conditions were getting stronger. During May, June, and July 2002, some of the defaulted taxi owners came back to reinstate their loans, paid various amounts in connection with reinstating their loans, executed loan modification and reinstatement agreements, and began to operate their medallions again. As a result of the softness in the Chicago taxi market during the fiscal year, the Company charged off a total of $62,881 of principal on the Chicago loan portfolio, of which $48,604 was due to losses on 12 completed medallion foreclosure sales of Chicago medallions. The Company also wrote off $114,928 of accrued interest on all of the 30 completed Chicago foreclosed medallion loans, and did not accrue an additional $38,145 of interest on certain of the foreclosed Chicago medallion loans. In addition, the Company increased its unrealized depreciation on interest receivable for potential losses on the remaining Chicago taxi medallion loans that were in default by an additional net amount of $206,272.

SOURCES OF FUNDS

     Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2002, Elk maintained three lines of credit totaling $40,000,000 with an overall lending limit of $40,000,000. At June 30, 2002, Elk had $33,720,000 outstanding under these lines. The loans, which mature through November 2002, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates minus 1/2% plus certain fees as of June 30, 2002. Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit.

     During January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. As of June 30, 2002, no amount has been drawn on this commitment. Subsequently in July 2002, a new debenture payable to the SBA was drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 with an interim interest rate of 2.351 %. The fixed rate of 4.67% was determined on the pooling date of September 25, 2002. In addition to the fixed rate, there is an additional annual SBA user fee of $0.88% per annum that will also be changed making the rate 5.55% before applicable amortization of points and fees.

     If interest rates rise, our cost of funds would increase while the rates on our outstanding loans to our borrowers remained fixed, and our profitability could decrease. In order to partially contain this risk, we have purchased interest rate caps and interest rate swaps. While these limit our exposure to upward movement in interest rates on our bank loans, they initially increase the effective interest rates that we pay on loans subject to these agreements. However, general rises in interest rates will reduce our interest rate spread in the short term on the floating portion of our bank debt that is not covered by interest rate caps or interest rate swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense" and Note 12 of Notes to Consolidated Financial Statements.

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

EMPLOYEES

     As of June 30, 2002, we employed a total of eleven employees. This includes a temporary increase of three clerks starting May 2002 due to the implementation of the Company's new computer system. The three temporary employees were terminated during August, 2002.

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

     Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or
(ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2002, Elk's outstanding loans had a weighted average rate of interest of 11.00%. SBA Regulations also require that each loan originated by SBICs have a term of between five years and 20 years.

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

ITEM 2. PROPERTIES

     We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. During the year ended 2002, ELK paid the law firm approximately $7,000 on account of this agreement. In August, 2001 the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of Ameritrans' 2002 fiscal year.

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

     The following tables show the closing high and low sale prices per share of Common Stock as reported by Nasdaq, for the fiscal years ended June 30, 2001 and June 30, 2002.

                                                 SALE
                                       ------------------------
                                         HIGH            LOW
                                       --------        --------
AMERITRANS
----------

FISCAL 2001
1st Quarter                                  10.00        7.125
2nd Quarter                                   9.25        4.125
3rd Quarter                                   7.375       4.625
4th Quarter                                   5.25        4.00

FISCAL 2002
1st Quarter                                   5.75        4.00
2nd Quarter                                   9.00        4.33
3rd Quarter                                   7.15        6.24
4th Quarter                                   7.00        5.10

FISCAL 2003
1st Quarter (through September 23, 2002)      6.25        5.00

----------
(1) Stock prices shown are the high and the low for the quarter.

     Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of the Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, has paid dividends quarterly since that time and up until its share exchange with Ameritrans. Thereafter, Ameritrans has declared and paid dividends to holders of its Common Stock for each quarter except for the fourth quarter of 2000 and the first quarter of 2001. The Company's Board of Directors declared a dividend of $0.06 per share of Common Stock for the fourth quarter of 2002, and an estimated dividend for the first quarter of 2003 of $0.11 per share of Common Stock. The dividend is payable on October 16, 2002 to stockholders of record on October 7, 2002.

     On April 18, 2002, the Company's registration statement filed on Form N-2 was declared effective by the Securities and Exchange Commission. The offering closed on April 24, 2002 on the total sale of 300,000 units. Each unit was comprised of one share of Common Stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock"), and one warrant exercisable for five years into one share of Common Stock at an exercise price of $6.70 per share (the "Warrants"). The units were split in May, 2002. The Participating Preferred Stock and the Warrants trade on the NASDAQ SmallCap Market under the symbols, respectively, "AMTCP" and "AMTCW". The gross proceeds from the sale of the units was $5,750,000 less costs and commissions of $1,704,399, resulting in net proceeds of $3,995,601. The underwriter of the offering was granted an option to purchase up to 30,000 units, each unit consisting of one share of Common Stock, one share of Participating Preferred Stock and one warrant exercisable at $8.40 per share. The option to purchase the 30,000 units are exercisable for five (5) years commencing one year after the date of the offering at an exercise price of $21.45 per unit.

     The Company paid a dividend of $0.228125 per share on the Participating Preferred Stock for the period April 18, 2002 through June 30, 2002. The Company's Board of Directors declared a dividend of $0.28125 per share on September 20, 2002 on the Participating Preferred Stock for the period July 1, 2002 through September 30, 2002 payable on October 7, 2002 for all holders of the Participating Preferred stock of record as of September 30, 2002.

     As of September 23, 2002, there were 206 holders of record, not including parties holding the Common Stock in street name, of the Ameritrans Common Stock.

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

  STATEMENT OF
   OPERATIONS                                                FISCAL YEAR ENDED
      DATA                                                        JUNE 30,
                                     ----------------------------------------------------------------
                                         1998          1999         2000          2001         2002
                                         ----          ----         ----          ----         ----
Investment
Income                                $4,606,456   $ 5,583,894   $6,602,397    $6,439,792    $6,269,719
                                      ==========   ===========   ==========    ==========    ==========

Interest Expense                       1,840,731     2,498,284    3,345,526     3,392,202     2,632,918

Other Expenses                         1,852,262     1,844,949    2,528,806     2,065,724     2,512,844
                                      ==========   ===========   ==========    ==========    ==========

Total Expenses                         3,692,993     4,343,233    5,874,332     5,457,926     5,145,762
                                      ==========   ===========   ==========    ==========    ==========

Investment
Income Before
Credit (provision)
for Loan Gains (Losses)
and Gains on Assets
Acquired other income
(expenses) and
Income Taxes                             913,463     1,240,661      728,065       981,866     1,123,957
                                      ==========   ===========   ==========    ==========    ==========

Credit
(provision) for
Loan Gains
(losses) and
Gains (Losses)
on Assets
Acquired                                 (14,649)      (11,272)     (61 546)     (122,912)      (78,907)

Other Income (Expense)                    38,798         7,200     (440,196)     (276,549)        2,700

Benefit of
(Provision for)
Income Taxes(1)                           (3,271)          769      (13,571)       (7,896)       (8,854)
                                      ----------   -----------   ----------    ----------    ----------

Net Income                            $  934,341   $ 1,237,358   $  212,752    $  574,509    $1,038,896
                                      ==========   ===========   ==========    ==========    ==========

Dividends on Preferred
Stock                                         --            --           --            --       (68,438)
                                      ----------   -----------   ----------    ----------    ----------

Net Income Available
To Common Shareholders                $  934,341   $ 1,237,358   $  212,752    $  574,509    $  970,458
                                      ==========   ===========   ==========    ==========    ==========

Net Income Per
Common Share                          $      .62   $       .71   $      .12    $      .33    $      .54
                                      ==========   ===========   ==========    ==========    ==========

Common Stock
Dividends Paid                        $  986,724   $ 1,256,832   $1,256,832    $  528,045    $  994,992
                                      ==========   ===========   ==========    ==========    ==========

Common Stock
Dividends Paid
Per Common Share                      $      .57   $       .72   $      .72    $      .30    $      .57
                                      ==========   ===========   ==========    ==========    ==========


  STATEMENT OF
   OPERATIONS                                     FISCAL YEAR ENDED
      DATA                                            JUNE 30,
                      --------------------------------------------------------------------------
                            1998          1999          2000            2001            2002
                            ----          ----          ----            ----            ----
Weighted
Average
Shares of
Common Stock
Outstanding                1,518,969      1,745,600   1,745,600        1,745,600      1,800,614
                           =========      =========   =========        =========      =========

Net change to
accumulated other
comprehensive
income                     $ 140,548      $  62,964   $(124,319)       $(123,364)     $ (43,612)
                           =========      =========   =========        =========      =========

   BALANCE
  SHEET DATA                                            JUNE 30,
                      --------------------------------------------------------------------------
                            1998             1999         2000             2001        2002
                            ----             ----         ----             ----        ----
Loans
Receivable                $41,590,000     $51,103,932  $56,806,579     $54,559,970  $55,029,831

Unrealized
depreciation
of
investments                  (295,000)       (380,000)    (380,000)       (318,500)    (238,500)
                          ===========     ===========  ===========     ===========  ===========

Net of
unrealized
depreciation
of
investments               $41,295,000     $50,723,932  $56,426,579     $54,241,470  $54,791,331

Total assets              $45,399,738     $54,510,801  $60,294,624     $57,984,869  $59,008,216
                          ===========     ===========  ===========     ===========  ===========

Notes payable
and demand
notes                     $22,085,000     $31,000,000  $37,800,000     $35,550,000  $33,720,000

Subordinated
SBA
debentures                $ 8,880,000     $ 8,880,000  $ 8,880,000     $ 8,880,000   $7,860,000

Total
liabilities               $31,705,011     $40,772,584  $47,410,598     $45,177,743  $42,341,135
                          ===========     ===========  ===========     ===========  ===========

Total
stockholders'
equity                    $13,694,727     $13,738,217  $12,884,026     $12,807,126  $16,667,081
                          ===========     ===========  ===========     ===========  ===========

----------
(1) Ameritrans since inception and Elk, since the fiscal year ended June 30, 1984, have elected and qualified to be taxed as a regulated investment company and substantially all taxable income was required to be distributed to stockholders. Therefore, only minimal taxes were required to be paid.

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

GENERAL

     Ameritrans acquired Elk in December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, primarily businesses that are majority-owned by persons who qualify under SBA Regulations as socially or economically disadvantaged. Most of Elk's business has consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses and to persons who qualify under SBA Regulations as "non-disadvantaged."

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

Results of Operations for the Years Ended June 30, 2002 and 2001

Total Investment Income

     The Company's investment income decreased $170,073 to $6,269,719 as compared with the prior year ended June 30, 2001. This decrease was mainly due to the decrease in interest earned on loans receivable, ($181,232), offset by an increase in other fees ($11,159). This decrease reflects a lower average interest rate earned on the Company's outstanding loan portfolio.

Operating Expenses

     Interest expense for the years ended June 30, 2002 decreased $759,284 to $2,632,918 when compared to the year ended June 30, 2001. This reflects the lower interest charged on outstanding bank borrowing combined with a paydown of the notes payable, bank and an SBA debenture in the amount of $1,020,000 as a result of the Company's successful public offering of 300,000 units in April 2002. Salaries and employee benefits increased $142,620 when compared with the prior year. This increase reflects the increases that were put in effect when the officers signed employment agreements combined with a temporary increase in staff due to the implementation of the Company's new computer system. Other administrative costs decreased $33,980 when compared with the prior year. This decrease was mainly due to decreased miscellaneous administrative expenses and loss on assets acquired in satisfaction of loans, net. The Company also charged off $126,565 in foreclosure expenses for the year ended June 30, 2002. Depreciation in value of loans and accrued interest increased $167,910 to $393,145 due mainly to the write down of the Company's Chicago loan portfolio and accrued interest.

Net Income

     Net income increased to $1,038,896 from $574,509 in the year ended June 30, 2002. The change in the net income for the year ended June 30, 2002 that was attributable to other income (expense) amounted to $279,249. This change was primarily due to a one time charge of $413,186 due to the termination of the Company's merger talks with Medallion, net of $121,637 gain on the sale of equity securities for the year ended June 30, 2001.

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

Operating Expenses

      Interest expense increased by $46,676 to $3,392,202 when compared with the prior year due to increased interest rates during the beginning of the fiscal year combined with increased average outstanding loan balance during the year. Other operating expenses decreased to $1,963,401 for the year ended June 30, 2001, as compared with $1,972,506 in the prior year due to a slowdown of Chicago Medallion loan deals. Depreciation in value of loans decreased $392,611 to $225,235 during the year ended June 30, 2001, as compared with the year ended June 30, 2000. During the year ended June 30, 2001 the Company expensed costs incurred in connection with the proposed merger with Medallion in the amount of $413,186. These costs were non operational and a one time charge.

Net Income

     Net income ended June 30, 2001, increased $361,757 to $574,509. This increase was mainly due to a decrease in depreciation in value of loans of $392,611 and a one time write off of merger costs of $413,186. As compared with prior year recapitalization costs and terminated offering cost of $679,132.

Balance Sheet and Reserves

      Total assets increased by $1,023,347 as of June 30, 2002 when compared to total assets as of June 30, 2001. This increase was due to the Company's successful public offering of 300,000 units at $19 per unit in April 2002. The proceeds were used to pay down notes payable bank, and to pay off an SBA debenture in the amount of $1,020,000. During January 2002, the Company and the SBA entered into an agreement where the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company prior to September 30, 2006. As of June 30, 2002 no amount has been drawn in this commitment. Subsequently in July 2002, a new debenture payable to the SBA for $2,050,000 was drawn from the reserved pool of $12,000,000. In September 2002, the Company paid off an additional SBA debenture in the amount of $2,690,000 in order to reduce interest costs.

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

      Ameritrans' interest rate sensitive assets were approximately $54.8 million and interest rate sensitive liabilities were approximately $41.6 million at June 30, 2002. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

Interest Rate Swap Agreements

     Ameritrans manages the exposure of the portfolio to increases in market interest rates by entering into interest rate cap agreements on interest rate Swap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

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

Liquidity and Capital Resources

     The Company has funded its operations through private and public placements of its securities, bank financing, and the issuance to the SBA of its subordinated debentures.

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

     On April 24, 2002, Ameritrans completed a public offering of 300,000 units, consisting of one share of Common Stock, one share of 9 3/8% cumulative participating redeemable Preferred Stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. The gross proceeds from the sale were $5,700,000 less offering expenses of approximately $1,704,399. A portion of the proceeds was used temporarily to reduce banks and SBA indebtedness. Ameritrans also used part of the proceeds to start its own loan portfolio.

     At June 30, 2002, 81% of Elk's indebtedness was represented by indebtedness to its banks and 19% by the debentures issued to the SBA with fixed rates of interest ranging form 6.12% to 8.20%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. As of June 30, 2002, no amount has been drawn on this commitment. Subsequently in July 2002, a new debenture payable to the SBA was drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 with an interim interest rate of 2.351%. The fixed rate of 4.67% was determined on the pooling date of September 25, 2002. In addition to the fixed rate, there is an additional annual SBA user fee of 0.88% per annum that will also be charged making the rate 5.55% before applicable amortization of points and fees.

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

Ellen M. Walker(1)        Executive Vice President and Director

Lee A. Forlenza(1)        Senior Vice President and Director

Steven Etra(1)            Vice President and Director

Silvia Mullens(1)         Vice President

Margaret Chance(1)        Vice President, Secretary

Paul Creditor             Director

Allen Kaplan              Director

John R. Laird             Director

Howard F. Sommer          Director

Wesley Finch              Director

----------
(1) As a BDC under the 1940 Act, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the company. Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia Mullens are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.

     Gary C. Granoff, age 54, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 28 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and a stockholder of GCG
Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans. Mr. Granoff has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. since September 1999. In February 1998, Mr. Granoff was elected to and is presently serving as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

     Ellen M. Walker, age 47, has been a Vice President, and a director of Ameritrans since its formation and a Vice President and General Counsel of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than seventeen years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

     Lee A. Forlenza, age 45, has been a Vice President and a director of Ameritrans since its formation, a Vice President of Elk since March 1992, and a director of Elk since January 1995. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

     Steven Etra, age 53, has been a Vice President and a director of Ameritrans since its inception, a Vice President of Elk since January 1999, and a director of Elk since November 1995. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years. Mr. Etra has also been a director of Gemini since June 1996. Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. since March 1999. Mr. Etra has extensive business experience in investing in emerging companies.

     Silvia Maria Mullens, age 51, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

     Margaret Chance, age 48, has been Secretary of Ameritrans since its inception and Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

     Paul Creditor, age 66, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various state agencies and commissions.

     Allen Kaplan, age 52, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Kaplan has been since November 1986, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City medallion taxis. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

     John R. Laird, age 60, has been a director of Ameritrans and of Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. He also is and has been a member of boards of various cultural and philanthropic organizations, including but not limited to, the Corporate Advisory Committee of the Boston Museum of Fine Arts and the Board of Overseers for the Boston Symphony Orchestra. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

     Howard F. Sommer, age 62, has been a director of Ameritrans and of Elk since January 1999. Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, since 1995. Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971. Mr. Sommer was also a member of the Board of Directors for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994. He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

     Wesley Finch, age 55, was elected to the Board of Directors September
2002. Mr. Finch is the principal of The Finch Group, a real estate development and management company, specializing in the management, restructuring and revitalization of affordable, subsidized and assisted housing. Over the last 20 years, The Finch Group has developed, or advised government entities, on more than $1.5 billion of low-income housing. During 1992-1993, Mr. Finch served as a member of President Clinton's transition team at the U.S. Department of Housing and Urban Development. Previously, Mr. Finch served as Finance Chairman for U.S. Senator John F. Kerry's 1984 campaign, and as the Chairman of Senator Kerry's successful 1990 and 1996 campaigns. In addition, during 1987-1988, Mr. Finch was the National Coordinating Chairman of the Democratic Senatorial Campaign Committee, a legal extension of the U.S. Senate. Mr. Finch earned his bachelors degree in accounting from the Bernard M. Baruch School of the City College of New York, and is a non-practicing certified public accountant (CPA).

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

COMMITTEES OF THE AMERITRANS BOARD

     Ameritrans has a standing Audit Committee, a standing 1999 Employee Plan Committee and a Compensation Committee.

     The Audit Committee is presently comprised of Paul Creditor, John Laird and Howard Sommer. The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements and review with the independent public accountants the results of their audit.

     The 1999 Employee Plan Committee administers our 1999 Employee Plan. The committee is comprised of Allen Kaplan and John Laird. See " -- Stock Option Plans -- The 1999 Employee Plan," below.

     The Compensation Committee reviews the Company's employment and compensation agreements with its employees. The committee is comprised of Allen Kaplan and John Laird.

     The Board of Directors held 3 formal meetings during fiscal 2002. Six of the Company's directors attended each of the meetings of the Board and three directors missed one meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all remuneration for services rendered to the Company to (i) each of the executive officers and (ii) all executive officers as a group during the fiscal year ended June 30, 2002. No non-employee director received compensation in excess of $60,000 during that period.

NAME AND PRINCIPAL POSITION                             CASH COMPENSATION(1)                 SEP BENEFIT(2)
-----------------------------                           --------------------                 --------------
Gary C. Granoff, President                                  $258,250(3)                        $25,500

Ellen M. Walker, Vice President and General                 $115,800                           $17,370
Counsel

Lee A. Forlenza, Vice President                             $ 51,500                           $ 7,725

Steven Etra, Vice President                                 $ 31,000                           $     0


Silvia Mullens, Vice President                              $100,522                           $15,078

Margaret Chance, Vice President and Secretary               $ 88,207                           $13,231

All executive officers as a group (6 persons)               $645,279                           $78,904

----------
(1) Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of $648,000 for Elk. This amount includes officers' salaries, other salaries and employee benefits.

(2)  Simplified Employee Pension Plan.

(3)  Does not include $35,000 of reimbursable expenses.

     Ameritrans and Elk have a policy of paying their directors who are not employees fees of $750 for each meeting attended. Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. Fees and expenses paid to non-affiliated directors were, in the aggregate, $36,875 for the year ended June 30, 2000, $19,750 for the year ended June 30, 2001, and $29,750 for the year ended June 30, 2002.

     No options were granted to any of the Company's named executive officers during the fiscal year ended June 30, 2002.

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

EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with six of our employees. We are required to disclose the terms of the agreements for four of those individuals:

      1. Gary Granoff, President. We entered into an employment agreement with Gary Granoff, the president of the Company, for a term of five years dated as of July 1, 2001. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Mr. Granoff will be paid an annual salary of $240,000 for the first year of the agreement, $255,000 for the second year, $270,000 for the third year, $295,000 for the fourth year, and $310,000 for the fifth year. The agreement also provides that Mr. Granoff may be paid a yearly bonus, at the discretion of the Board of Directors, based on his and Ameritrans' performance. In addition, Ameritrans shall reimburse Mr. Granoff each year the agreement is in effect for certain personal expenses which amount to $35,000 per year. Ameritrans shall also make regular contributions to Mr. Granoff's SEP IRA account of 15% of his salary and bonus, provided that the 15% is limited to the maximum contribution permitted by IRS regulations and by statute, which in the calendar year
2001, was $25,500.

      The agreement also provides for compensation to Mr. Granoff if he is terminated prior to the expiration of his employment term, the amount of which varies depending upon the nature of his termination. If, for instance, Mr. Granoff is terminated without cause (as defined in the agreement), he is entitled to a lump-sum payment in an amount equal to (i) his salary, as in effect at the time of termination, through the date of termination and an amount equal to his salary multiplied by the number of years remaining under the agreement, and (ii) an amount equal to all of the consulting fees payable under the terms of Mr. Granoff's consulting agreement with Ameritrans, as discussed below. The employment agreement also provides for confidentiality and for non-competition, and non-solicitation during the term of the agreement and for one year thereafter.

      In conjunction with the employment agreement, we also entered into a consulting agreement with Mr. Granoff dated as of July 1, 2001. The consulting agreement does not become effective and does not commence unless and until the employment agreement is terminated due to (i) Mr. Granoff's voluntary resignation from the Company or (ii) a notice of non-renewal of the employment agreement from either the Company or the Consultant. Upon the effectiveness of the consulting agreement, Mr. Granoff shall be paid as a consultant at a rate equal to 1/2 of the monthly salary in effect at the time the employment agreement is terminated plus any bonus received for that employment year. The agreement also provides for confidentiality and non-competition provisions for the term of the agreement, and non-solicitation during the term of the agreement and for one year thereafter.

      2. Ellen Walker, Executive Vice President and General Counsel. The agreement with Ms. Walker is for a term of five years dated as of October 1, 2001. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Walker will be paid an annual salary of $114,400, which increases four percent (4%) each year the agreement is in effect. The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. The agreement provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

      3. Silvia Mullens, Vice President. The agreement with Ms. Mullens is for a term of five years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Mullens will be paid an annual salary of $95,400, which increases five percent (5%) each year the agreement is in effect. The agreement also provides that Ms. Mullens will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Mullens terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

      4. Margaret Chance, Vice President and Secretary. The agreement with Ms. Chance is for a term of five years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Chance will be paid an annual salary of $75,000, which increases four percent (4%) each year the agreement is in effect. The agreement also provides that Ms. Chance will be paid a yearly bonus, at the discretion of Ameritrans but which shall not be less than $8,500 per year, based on her and the Company's performance. The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Chance terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

STOCK OPTION PLANS

     The descriptions of the 1999 Employee Plan and the Director Plan set forth below are qualified in their entirety by reference to the text of the plans.

1999 EMPLOYEE PLAN

     An employee stock option plan (the "1999 Employee Plan") was adopted by the Ameritrans Board of Directors, including a majority of the non-interested directors, and approved by a stockholder vote, in order to link the personal interests of key employees to our long-term financial success and the growth of stockholder value. An amendment to the 1999 Employee Plan was approved by the shareholders in January, 2002. The amendment increased the number of shares reserved under the plan from 125,000 to 200,000 shares.

     The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees. By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate and retain as employees people upon whose judgment and special skills our success in large measure depends. As of June 30, 2002, options to purchase an aggregate of 100,000 shares of Common Stock had been granted to various officers. Options for 70,000 shares are exercisable for 10 years from the date of grant at a price of $8.88 per share (the fair market value of the Common Stock on the date of grant), and options for 30,000 shares are exercisable for five (5) years from the date of grant at a price of $9.77 per share. Accordingly, 100,000 shares of Common Stock are available for future awards under the 1999 Employee Plan.

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

NON-EMPLOYEE DIRECTOR PLAN

     A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a stockholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value. The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Directors of Elk and approved by its stockholders in September, 1998 (the "Elk Director Plan"). Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC. An amended stock option plan for non-employee directors (the "Amended Director Plan") was approved by the Board of Directors and the shareholders, which increases the number of shares reserved for issuance under the plan and provides for automatic grants of options upon the re-election of eligible directors, but is subject to the approval of the SEC.

     The Director Plan provides for the automatic grant of options to directors who are not our employees, officers or interested persons (an "Eligible Director") who are elected and serve one year on the Board of Directors. By adopting the Director Plan, the Board believes that we will be better able to attract, motivate and retain as directors people upon whose judgment and special skills our success in large measure depends. The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan. At present, there are options to purchase up to 22,224 shares. The Director Plan is administered by a committee of directors who are not eligible to participate in the Directors Plan.

SIMPLIFIED EMPLOYEE PENSION PLAN

     In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 2002 contributions amounted to $79,484.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of June 30, 2002, (ii) each of our directors and (iii) all of our officers and directors as a group. Except as set forth below, the address of each person listed below is the address of Ameritrans.

                                NUMBER OF SHARES OF    PERCENTAGE OF OUTSTANDING
NAME                            COMMON STOCK OWNED     COMMON STOCK
----                            -------------------    -------------------------
*Gary C. Granoff                     349,587(1)             16.81%

*Ellen M. Walker                      57,374(2)              2.78%

*Lee A. Forlenza                      52,418(3)              2.53%

*Steven Etra                         136,617(4)              6.62%

Paul Creditor                          7,556(6)                 **
747 Third Avenue, Ste. 4C
New York, NY

Allen Kaplan                          10,556(7)                 **
c/o  Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

                                NUMBER OF SHARES OF    PERCENTAGE OF OUTSTANDING
NAME                            COMMON STOCK OWNED     COMMON STOCK
----                            -------------------    -------------------------
John R. Laird                          5,556                       **
481 Canoe Hill Road
New Canaan, CT

Howard F. Sommer                       5,556                       **
c/o  New York Community
Investment Co., LLC
120 Broadway
New York, NY

Dan M. Granoff                       155,979(9)                6.80%
Children's Hospital
Oakland Research Institute
747 52nd Street
Oakland, CA

Paul D. Granoff                      143,179(10)               7.00%
c/o  Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL  60504

*Margaret Chance                       1,700                       **

*Silvia Mullens                           --                       **

All Officers and Directors as a      626,920(10)              28.86%
group (10 persons)***

----------
* Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia Mullens are each "interested persons" with respect to Ameritrans and Elk, as such term is defined in the 1940 Act.

**   Less than 1%.

*** Does not include Dan M. Granoff or Paul D. Granoff, neither of whom are an Officer or Director of the Company.

1. Excludes (i) 29,933 shares owned directly or indirectly by Mr. Granoff's wife and 1,000 shares of Participating Preferred Stock, as to which he disclaims beneficial ownership. Also excludes 500 shares of Participating Preferred Stock owned by Dapary Management Corp., a corporation controlled by Mr. Granoff, and 1,000 shares of Participating Preferred Stock owned by J&H Associates Ltd Pts, a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff. Includes (i) 16,900 shares owned by The Granoff Family Foundation, a charitable foundation of which Mr. Granoff and his father, mother, and brother, Dan M. Granoff, are trustees; (ii) 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 77,584 shares of Common Stock and 500 Warrants owned by Dapary Management Corp., a corporation controlled by Mr. Granoff; (iv) 10,000 shares of Common Stock and 1,000 warrants owned by J&H Associates Ltd Pts, a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (v) 3,300 Warrants; and (vi) 30,000 shares of Common Stock issuable upon the exercise of five-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

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

3. Excludes 700 shares of Participating Preferred Stock. Includes 700 Warrants, and 17,500 shares of Common Stock issuable upon the exercise of ten-year options issued to under the 1999 Employee Plan. See "Stock Option Plans."

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

11. Includes 4,000 Warrants, 100,000 shares issuable upon the exercise of 30,000 five-year and 70,000 ten-year options issued under the 1999 Employee Plan, and 22,224 shares issuable upon the exercise of ten-year options issued under the Director Plan. See "Stock Option Plans."

     Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("Granoff, Walker") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid Granoff, Walker $63,733 in fees during the fiscal year ended June 30, 2002. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

     We also rent office space from Granoff, Walker and share certain office expenses with that firm. For the fiscal year ended June 30, 2002, we paid $44,965 in rent, $63,185 in shared overhead expense, and $35,740 of other reimbursable shared overhead expense.

     During the fiscal year ended June 30, 1998, Granoff, Walker exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. The estimated maximum amount of rent for which we would be responsible is $58,000 per year, less any sublet rental income received from the outside tenants. During the year ended 2002, ELK paid the law firm approximately $7,000 on account of this agreement. In August, 2001, the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.

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

b)   REPORTS ON FORM 8-K

On October 30, 2001 the Company filed a current report on 8-K reporting under
Item V (Other Events) that the Company's president Gary Granoff distributed the Company's privacy policy statement to its shareholders.

c)   EXHIBITS

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated by reference.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this form 10-K should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-K, will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that Ameritrans files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Ameritrans.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 2002.

                                        AMERITRANS CAPITAL CORPORATION


                                        By:  /s/ GARY C. GRANOFF
                                             -----------------------------------
                                             Gary C. Granoff, President

     As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                             DATE

/s/ GARY C. GRANOFF               President, Chairman of the            September 30, 2002
----------------------------       Board of Directors,
Gary C. Granoff                   Chief Executive Officer and
                                   Chief Financial Officer

/s/ ELLEN M. WALKER               Executive Vice President,             September 30, 2002
----------------------------       and Director
Ellen M. Walker


/s/ LEE A. FORLENZA               Senior Vice President and Director    September 30, 2002
----------------------------
Lee A. Forlenza

/s/ PAUL CREDITOR                 Director                              September 30, 2002
----------------------------
Paul Creditor

/s/ ALLEN KAPLAN                  Director                              September 30, 2002
----------------------------
Allen Kaplan

/s/ JOHN R. LAIRD                 Director                              September 30, 2002
----------------------------
John R. Laird

                                 CERTIFICATIONS

I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Ameritrans Capital Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 30, 2002


                               /s/ Gary C. Granoff
                               --------------------------------------
                               President, Chief Executive Officer and
                               Chief Financial Officer

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                                             Page
                                                                                             ----

INDEPENDENT AUDITORS' REPORT                                                                    1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets at June 30, 2002 and 2001                                                  2-3
    Statements of Income for the years ended June 30, 2002, 2001 and 2000                     4-5
    Statements of Comprehensive Income for the years ended June 30, 2002, 2001 and 2000         6
    Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000       7-8
    Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000                9-10
    Schedule of Loans as of June 30, 2002                                                      11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  12-27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000 and the schedule of loans as of June 30, 2002. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended June 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the consolidated financial statements include loans valued at $54,791,331 and $54,241,470 as of June 30, 2002 and 2001,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the differences could be material.


New York, NY
September 17, 2002


/s/ Marcum & Kliegman, LLP

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                     ASSETS

                                                             2002            2001
                                                        ----------------------------
Loans receivable                                        $ 55,029,831    $ 54,559,970
    Less: unrealized depreciation on loans receivable       (238,500)       (318,500)
                                                        ------------    ------------

                                                          54,791,331      54,241,470

Cash and cash equivalents                                    774,062         575,229
Accrued interest receivable, net of unrealized
   depreciation of $206,272 and $-0- respectively          1,197,075         985,334
Assets acquired in satisfaction of loans                   1,108,088         932,814
Receivables from debtors on sales of assets acquired
   in satisfaction of loan                                   367,271         421,823
Equity securities                                            443,327         436,914
Furniture, fixtures and leasehold improvements, net          107,757         101,902
Prepaid expenses and other assets                            219,305         289,383
                                                        ------------    ------------

TOTAL ASSETS                                            $ 59,008,216    $ 57,984,869
                                                        ============    ============


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             2002            2001
                                                                        ----------------------------
CURRENT LIABILITIES
  Debentures payable to SBA                                             $  7,860,000    $  8,880,000
  Notes payable, bank                                                     33,720,000      35,550,000
  Accrued expenses and other liabilities                                     434,339         456,316
  Accrued interest payable                                                   258,358         291,427
  Dividends payable                                                           68,438              --
                                                                        ------------    ------------

    TOTAL LIABILITIES                                                     42,341,135      45,177,743
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock 500,000 and 1,000,000 shares authorized,
      none outstanding at June 30, 2002 and 2001, respectively                    --              --

  9 3/8% Cumulative participating
      preferred stock $.01 par value, $12.00 face value,
      500,000 and -0- shares authorized; 300,000 and -0- shares
      issued and outstanding at June 30, 2002 and 2001, respectively       3,600,000              --
  Common stock, $.0001 par value: 5,000,000 shares
      authorized; 2,045,600 and 1,745,600 shares issued, 2,035,600
      and 1,745,600 outstanding at June 30, 2002 and 2001, respectively          205             175
  Additional paid in capital                                              13,869,545      13,471,474
  Accumulated deficit                                                       (703,127)       (678,593)
  Accumulated other comprehensive (loss) income                              (29,542)         14,070
                                                                        ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                16,737,081      12,807,126
                                                                        ------------    ------------
  Treasury stock, at cost, 10,000 and -0- shares common stock at
      June 30, 2002 and 2001, respectively                                   (70,000)             --
                                                                        ------------    ------------
NET STOCKHOLDERS' EQUITY                                                  16,667,081      12,807,126
                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 59,008,216    $ 57,984,869
                                                                        ============    ============


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                For the Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                   2002            2001             2000
                                                                -------------------------------------------
INVESTMENT INCOME
  Interest on loans receivable                                  $5,984,678     $ 6,165,910      $ 6,177,218
  Fees and other income                                            285,041         273,882          425,179
                                                                ----------     -----------      -----------

    TOTAL INVESTMENT INCOME                                      6,269,719       6,439,792        6,602,397
                                                                ----------     -----------      -----------

OPERATING EXPENSES
  Interest                                                       2,632,918       3,392,202        3,345,526
  Salaries and employee benefits                                   769,633         627,013          594,804
  Legal fees                                                       232,494         187,183          395,366
  Miscellaneous administrative expenses                          1,087,822       1,006,543          883,915
  Loss on assets acquired in satisfaction of loans, net             78,907         122,912           61,546
  Directors' fees                                                   29,750          19,750           36,875
  Write off and depreciation of interest and loans receivable      393,145         225,235          617,846
                                                                ----------     -----------      -----------

    TOTAL OPERATING EXPENSES                                     5,224,669       5,580,838        5,935,878
                                                                ----------     -----------      -----------

    OPERATING INCOME                                             1,045,050         858,954          666,519
                                                                ----------     -----------      -----------

OTHER INCOME (EXPENSE)
  Net gain from rental activities                                    2,700          15,000            7,233
  Gain on sale of securities                                            --         121,637          231,703
  Recapitalization costs                                                --              --         (423,045)
  Terminated offering costs                                             --              --         (256,087)
  Terminated merger costs                                               --        (413,186)              --
                                                                ----------     -----------      -----------

    TOTAL OTHER INCOME (EXPENSE)                                     2,700        (276,549)        (440,196)
                                                                ----------     -----------      -----------


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME-Continued

                                For the Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                            2002           2001           2000
                                        ----------------------------------------
INCOME BEFORE INCOME TAXES               1,047,750        582,405        226,323

INCOME TAXES                                 8,854          7,896         13,571
                                        ----------     ----------     ----------

            NET INCOME                   1,038,896        574,509        212,752
                                        ==========     ==========     ==========

DIVIDENDS ON PREFERRED STOCK               (68,438)            --             --
                                        ==========     ==========     ==========

NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS                     $  970,458     $  574,509     $  212,752
                                        ==========     ==========     ==========

Weighted Average Shares Outstanding
Basic                                    1,800,614      1,745,600      1,745,600
                                        ==========     ==========     ==========
Diluted                                  1,800,614      1,745,600      1,750,600
                                        ==========     ==========     ==========

Net Income Per Common share
Basic                                   $     0.54     $     0.33     $     0.12
                                        ==========     ==========     ==========
Diluted                                 $     0.54     $     0.33     $     0.12
                                        ==========     ==========     ==========


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                For the Years ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


                                                       2002          2001         2000
                                                   -------------------------------------
NET INCOME                                         $ 1,038,896    $ 574,509    $ 212,752

OTHER COMPREHENSIVE INCOME
  Unrealized (loss) gain on equity securities
    arising during the period                          (43,612)      (4,852)      84,283
  Reclassification adjustment for gains included
    in net income                                           --     (118,512)    (208,602)
                                                   -----------    ---------    ---------

     TOTAL COMPREHENSIVE INCOME                    $   995,284    $ 451,145    $  88,433
                                                   ===========    =========    =========


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                For the Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                       Shares of     Common      Shares of    Preferred
                                        Common        Stock      Preferred      Stock      Additional
                                         Stock     $0.0001 Par     Stock      $0.01 Par     Paid-In
                                      Outstanding     Value     Outstanding     Value       Capital
--------------------------------------------------------------------------------------------------------

BALANCE - July 1, 1999                 1,745,600      $175          --          $ --      $13,214,558

  Transfer of restricted capital              --        --          --            --      $   256,916
  Dividends paid on common stock              --        --          --            --               --
  Net Income                                  --        --          --            --               --
  Unrealized gain on equity
    securities arising during the
    period                                    --        --          --            --               --
  Reclassification adjustment for
    gains included in net income              --        --          --            --               --
                                       ---------      ----        ----          ----      -----------

BALANCE - June 30, 2000                1,745,600       175          --            --       13,471,474
                                       ---------      ----        ----          ----      -----------




                                                                 Retained       Accumulated
                                                                 Earnings          Other
                                      Treasury   Restricted    (Accumulated    Comprehensive
                                       Stock      Capital        Deficit)      Income (loss)       Total
-----------------------------------------------------------------------------------------------------------

BALANCE - July 1, 1999                   --      $ 256,916       $   4,815       $ 261,753     $ 13,738,217

  Transfer of restricted capital         --       (256,916)             --              --               --
  Dividends paid on common stock         --             --       $(942,624)             --         (942,624)
  Net Income                             --             --       $ 212,752              --          212,752
  Unrealized gain on equity
    securities arising during the
    period                               --             --              --          84,283           84,283
  Reclassification adjustment for
    gains included in net income         --             --              --        (208,602)        (208,602)
                                      -----      ---------       ---------       ---------     ------------

BALANCE - June 30, 2000                  --             --        (725,057)        137,434       12,884,026
                                      -----      ---------       ---------       ---------     ------------



      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY- Continued

                                For the Years Ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                            Shares of     Common      Shares of     Preferred
                                             Common        Stock      Preferred       Stock       Additional
                                              Stock     $0.0001 Par     Stock       $0.01 Par      Paid-In
                                           Outstanding     Value     Outstanding      Value        Capital
---------------------------------------------------------------------------------------------------------------
   (Balance forward)
BALANCE - June 30, 2000                      1,745,600      175             --             --     13,471,474
                                            ----------      ---        -------     ----------    -----------

  Dividends declared on common stock                --       --             --             --             --
  Net income                                        --       --             --             --             --
  Unrealized gain on equity securities
    arising during the period                       --       --             --             --             --
  Reclassification adjustments of
   intercompany amount paid to parent               --       --             --             --             --
  Reclassification adjustment for gains
    included in net income                          --       --             --             --             --
                                            ----------      ---        -------     ----------    -----------

BALANCE - June 30, 2001                      1,745,600      175             --             --     13,471,474

  Dividends declared on common stock                --       --             --             --             --
  Dividends declared on preferred stock             --       --             --             --             --
  Net income                                        --       --             --             --             --
  Unrealized loss on equity securities
    arising during the period                       --       --             --             --             --
  Net proceeds from stock offering             300,000       30        300,000      3,600,000        395,571
  Issuance of warrants                              --       --             --             --          2,500
  Reacquisition of common stock                (10,000)      --             --             --             --
                                            ----------      ---        -------     ----------    -----------

BALANCE - June 30, 2002                      2,035,600      205        300,000     $3,600,000    $13,869,545
                                            ==========      ===        =======     ==========    ===========

                                                                        Retained       Accumulated
                                                                        Earnings          Other
                                            Treasury    Restricted    (Accumulated    Comprehensive
                                              Stock      Capital        Deficit)         Income           Total
------------------------------------------------------------------------------------------------------------------
   (Balance forward)
BALANCE - June 30, 2000                           --         --          (725,057)        137,434       12,884,026
                                            --------       ----       -----------       ---------     ------------

  Dividends declared on common stock              --         --          (528,045)             --         (528,045)
  Net income                                      --         --           574,509              --          574,508
  Unrealized gain on equity securities
    arising during the period                     --         --                --          (4,852)          (4,852)
  Reclassification adjustments of
   intercompany amount paid to parent             --         --                --              --               --
  Reclassification adjustment for gains
    included in net income                        --         --                --        (118,512)        (118,512)
                                            --------       ----       -----------       ---------     ------------

BALANCE - June 30, 2001                           --         --          (678,593)         14,070       12,807,126

  Dividends declared on common stock              --         --          (994,991)             --         (994,991)
  Dividends declared on preferred stock           --         --           (68,438)             --          (68,438)
  Net income                                      --         --         1,038,896              --        1,038,896
  Unrealized loss on equity securities
    arising during the period                     --         --                --         (43,612)         (43,612)
  Net proceeds from stock offering                --         --                --              --        3,995,601
  Issuance of warrants                            --         --                --              --            2,500
  Reacquisition of common stock              (70,000)        --                --              --          (70,000)
                                            --------       ----       -----------       ---------     ------------

BALANCE - June 30, 2002                     $(70,000)      $ --       $  (703,127)      $ (29,542)    $ 16,667,081
                                            ========       ====       ===========       =========     ============


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the Years ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                               2002            2001            2000
                                                               -------------------------------------------
Net income                                                     $ 1,038,896     $   574,509     $   212,752
                                                               -----------     -----------     -----------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
   Depreciation and amortization                                    68,633          65,739          74,714
   Gain on sale of equity securities                                    --        (121,637)       (231,703)
   Changes in operating assets and liabilities:
   Changes in unrealized depreciation on loans receivable          (80,000)        (61,500)             --
        Accrued interest receivable                               (211,741)        (56,569)       (214,139)
        Prepaid expenses and other assets                           33,469         153,882             522
        Accrued expenses and other liabilities                     (21,977)         90,988         141,870
        Accrued interest payable                                   (33,069)        (73,843)         10,352
                                                               -----------     -----------     -----------

        TOTAL ADJUSTMENTS                                         (244,685)         (2,940)       (218,384)
                                                               -----------     -----------     -----------

        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                      794,211         571,569          (5,632)
                                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans receivable, assets acquired in
   satisfaction of loans and receivables from debtors
   on sales of assets acquired in satisfaction of loans           (660,583)      2,245,032      (6,013,277)
   Net (sales) purchases of equity securities                      (50,025)        193,333         364,796
   Acquisition of furniture, fixtures and leasehold
     improvements                                                  (37,879)        (33,167)        (54,838)
                                                               -----------     -----------     -----------
     NET CASH (USED IN) BY PROVIDED INVESTING ACTIVITIES          (748,487)      2,405,198      (5,703,319)
                                                               -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from unit stock offering                         3,998,101              --              --
   (Repayment of) proceeds from notes payable, banks,
     net                                                        (1,830,000)     (2,250,000)      6,800,000
   Repayment of debentures payable to SBA                       (1,020,000)             --              --


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                For the Years ended June 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


   Dividends paid                                              (994,991)       (528,045)     (1,256,832)
                                                            -----------     -----------     -----------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                      153,110      (2,778,045)      5,543,168
                                                            -----------     -----------     -----------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                    198,834         198,722        (165,783)

CASH AND CASH EQUIVALENTS - Beginning                           575,228         376,507         542,290
                                                            -----------     -----------     -----------

CASH AND CASH EQUIVALENTS - Ending                          $   774,062     $   575,229     $   376,507
                                                            ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the years for:

     Interest                                               $ 2,665,987     $ 3,548,409     $ 3,357,555
     Taxes                                                  $     8,551     $     1,822     $     9,864

    Non-cash investing and financing activities:

   Conversion of loans to assets acquired in satisfaction
     of loans                                               $  (366,210)    $  (344,949)    $        --

   Unrealized (loss) gains of equity securities arising
     during the period                                      $   (43,612)    $    (4,852)    $    84,283

   Reclassification adjustment for gains included in net
     income                                                 $        --     $  (118,512)    $  (208,602)

   Transfer of restricted capital                           $        --     $        --     $   256,916

   Declaration of preferred stock cash dividend             $    68,438     $        --     $        --

   Declaration of common stock cash dividend                $        --     $        --     $   314,208

   Reacquisition of common stock                            $    70,000     $        --     $        --


      The accompanying notes are an integral part of these financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                                               SCHEDULE OF LOANS

                                                                   June 30, 2002
--------------------------------------------------------------------------------

                                    Number of    Interest     Maturity Dates         Balance
     Type of Loan                     Loans        Rates       (In Months)         Outstanding
----------------------------------------------------------------------------------------------
New York City:
   Taxi medallion                      80         7 - 16%        2 - 180           $13,899,244
   Radio car service                   18        11 - 15%         3 - 48               140,319

Chicago:
   Taxi medallion                     437        11 - 16%        1 - 120            23,109,314

Boston:
   Taxi medallion                      13        9.5 - 11%        1 - 46             1,229,791

Miami:
   Taxi medallion                      75       10.5 - 16%       21 - 113            2,629,349

Other loans:
   Restaurant                           5        10 - 15%        30 - 120              555,577
   Car Wash/Auto Center                 6         8 - 15%        29 - 57               718,157
   Dry Cleaner                         12       10.5 - 18%       24 - 96             1,153,153
   Laundromat                          35        7.5 - 18%       29 - 76             6,435,635
   Laundry Equipment Dealer             1          9.5%             40                 172,160
   Financial Services                   1           14%            108                 252,781
   Black Car Service (real property)    2       10.5 - 11%          48                 412,524
   Auto Sales                           5        11 - 13%        12 - 96               571,515
   Movie Theater                        1           16%            108                 169,478
   Retirement home                      3      13.5 - 14.5%      84 - 120              440,141
   Commercial construction              3        13 - 16%        48 - 63               676,139
   Telecommunications                   1           12%             42                 154,866
   Leather Goods                        1           16%             53                 190,000
   Beverage distributor                 1          14.5%           163                 194,488
   Marina                               1          14.5%            45                 192,007
   Construction supplies                1           13%             43                 125,000
   Plumbing & heating supplies          1           14%            106                 143,559
   Recycling                            1          14.5%            48                 150,000
   Real Estate                          1          13.5%            54                 138,236
   Florist                              1          7.25%           118                 395,508
   Food Market                          2        12 - 16%        82 - 120              198,890
   Debt Collection                      1          17.5%            35                 500,000
   Housing renovator                    1         15.00%            12                  82,000
                                                                                   -----------

Total Loans Receivable                                                              55,029,831

Less: Allowance for loan losses                                                       (238,500)
                                                                                   -----------

Loans Receivable, net                                                              $54,791,331
                                                                                   ===========

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

      Loan Valuations

      The Company's loans are recorded at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. To date, the fair value of the loans has been determined to approximate cost less unrealized depreciation and no loans have been recorded above cost.

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

      Loan Valuations, continued

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

      The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2002 and 2001.

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

      Net Income per Share

      During the year ended June 30, 1998, the Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted-average shares for 2002, 2001 and 2000 as inclusion is anti-dilutive.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

      Loan Costs

      Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At June 30, 2002 and 2001, loan costs and commitment fees amounted to $163,812 and $80,421, respectively, net of accumulated amortization of $200,169 and $163,560, respectively. Amortization expense for the years ended June 30, 2002 and 2001 and 2000 was $36,609, $24,455 and $24,455
      respectively.

      Assets Acquired in Satisfaction of Loans

      Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

      Use of Estimates in the Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the fair value of loans receivable and the fair value of financial instruments.

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

      Accounting for Derivatives and Hedging Activities

      The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on July 1, 2000. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designed as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive income (loss) until it is recorded in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

      The adoption of SFAS 133 did not have material impact on the financial statements of the Company.

      New Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") has issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in spin-off if the carrying amount of the asset exceeds its fair value.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

      New Accounting Pronouncements, continued

      Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discounted operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discounted components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of any entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001. The Company expects that the adoption of the new statement will not have a significant impact on its financial statement. It is not possible to quantify the impact until the newly issued statement has been studied.

      In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 was adopted by the Company during the fourth quarter of fiscal 2001, and did not have a material impact on the Company's financial statements.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company expects that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

      New Accounting Pronouncements, continued

      In July 2001, the staff of SEC released SAB 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB 102"), to provide guidance on the development, documentation and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company does not expect that SAB 102 will have a material effect on its operations.

      On April 30, 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale- leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on its operations.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on its operations.

NOTE 2 - Assets Acquired in Satisfaction of Loans

      Receivables from debtors on sales of assets acquired in satisfaction of loans represent loans to borrowers arising out of the sales of defaulted assets. Pursuant to an SBA regulation, these loans are presented separately in the accompanying consolidated balance sheets.

      Assets acquired in satisfaction of loans consist of the following as of June 30, 2002 and 2001

                                                                       Assigned
                                                                     Mortgage and
                                Real Estate  Radio Cars    Artwork       Note        Equipment        Total
                                -----------------------------------------------------------------------------
       BALANCE, July 1, 2000    $ 190,935     $ 21,241     $38,250     $358,680      $     --     $   609,106
        Additions                 287,500           --          --       57,449            --         344,949
        Sales                          --      (21,241)         --           --            --         (21,241)
                                ---------     --------     -------     --------      --------     -----------

       BALANCE, June 30, 2001     478,435           --      38,250      416,129            --         932,814
        Additions                      --           --          --      240,310       125,899         360,209
        Sales                    (190,935)          --          --           --            --        (190,935)
                                ---------     --------     -------     --------      --------     -----------

       BALANCE, June 30, 2002   $ 287,500     $     --     $38,250     $656,439      $125,899     $ 1,108,088
                                =========     ========     =======     ========      ========     ===========

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Loans Receivable

      All loans on nonaccrual status have been classified as nonperforming. The Company recognizes interest income on a cash basis on these loans if the principal is fully secured. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan. The Company has loans totaling approximately $4,637,000 and $2,973,000 at June 30, 2002 and 2001 respectively, which are still accruing interest but are not performing according to the terms of the contract. At June 30, 2002 and 2001 approximately $1,333,000 and $2,973,000, respectively, of these loans were fully collateralized as to principal and interest. At June 30, 2002 and 2001 approximately $3,304,000 and $-0- were partially collateralized as to principal and interest. Interest receivable at June 30, 2002 and 2001 totaled approximately $487,000 and $38,000 respectively, for such loans.

      The following table sets forth certain information concerning nonperforming loans as of June 30, 2002 and 2001:

                                                                 2002              2001
                                                              ----------        ----------
       Nonperforming loans with unrealized depreciation       $       --        $  409,067
       Nonperforming loans without unrealized depreciation     5,009,250         2,774,238
                                                              ----------        ----------
             Total Nonperforming Loans                        $5,009,250        $3,183,305
                                                              ==========        ==========
       Unrealized depreciation for nonperforming loans        $       --        $   80,000
                                                              ==========        ==========
       Average balance of nonperforming loans                 $4,096,277        $2,273,154
                                                              ==========        ==========

Changes in the unrealized depreciation on interest receivable and loans receivable are summarized as follows:

                                                             Unrealized
                                                           depreciation on      Unrealized
                                                              interest        depreciation on
                                                             receivable      loans receivable
                                                           ---------------   ----------------
       BALANCE, July 1, 2000                                  $       --        $  380,000
       Decreases, net                                                 --           (61,500)
                                                              ----------        ----------
       BALANCE, June 30, 2001                                         --           318,500
       Increase, net                                             206,272                --
       Decreases, net                                                 --           (80,000)
                                                              ----------        ----------
       BALANCE, June 30, 2002                                 $  206,272        $  238,500
                                                              ==========        ==========

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Equity Securities

      Equity securities consist of the following as of June 30, 2002 and 2001:

                                          Chicago       Miami         Dry
                                          Taxicab      Taxicab      Cleaner  Telecommunications  Cosmetics
                                         Medallions   Medallions    Company    and Technology     Company       Total
                                         ------------------------------------------------------------------------------
      BALANCE, July 1, 2000              $ 173,283    $ 144,115     $14,000      $ 300,576             --     $ 631,974

      Purchase of securities                    --           --          --         63,224             --        63,224
      Sale of securities                  (109,317)     (25,603)         --             --             --      (134,920)
      Unrealized loss on equity
       securities arising during the
       period                               (4,852)          --          --             --             --        (4,852)
      Reclassification adjustment for
       gains included in net income             --     (118,512)         --             --             --      (118,512)
                                         ---------    ---------     -------      ---------       --------     ---------

      BALANCE, June 30, 2001                59,114           --      14,000        363,800             --       436,914
                                         ---------    ---------     -------      ---------       --------     ---------

      Purchase of securities                    --           --          --             --         50,025        50,025
      Unrealized loss on equity
       securities arising during the
       period                                 (274)          --          --        (11,655)       (31,683)      (43,612)
                                         ---------    ---------     -------      ---------       --------     ---------

      BALANCE, June 30, 2002             $  58,840    $      --     $14,000      $ 352,145       $ 18,342     $ 443,327
                                         =========    =========     =======      =========       ========     =========

      At June 30, 2002, the fair value of the Chicago taxicab medallions, telecommunications company and cosmetics company were decreased resulting in unrealized loss. At June 30, 2001 the fair value of Chicago taxicab medallions also decreased which resulted in an unrealized loss. The Company uses the specific identification method to calculate gains and losses on the sales of equity securities.

NOTE 5 - Debentures Payable to SBA

      At June 30, 2002 and 2001 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                           2002          2001
                                    Current Effective    Principal     Principal
   Issue Date        Due Date         Interest Rate       Amount        Amount
--------------------------------------------------------------------------------
September 1993    September 2003         6.12(1)        $1,500,000    $1,500,000
September 1993    September 2003         6.12            2,220,000     2,220,000
September 1994    September 2004         8.20(4)         2,690,000     2,690,000
December 1995     December 2005          6.54(3)                       1,020,000
June 1996         June 2006              7.71            1,020,000     1,020,000
March 1997        March 2007             7.38(2)           430,000       430,000
                                                        ----------    ----------
                                                        $7,860,000    $8,880,000
                                                        ==========    ==========

(1)   Interest rate was 3.12% from inception through September 1998

(2) The Company is also required to pay an additional annual user fee of 1% on this debenture

(3)   The loan was prepaid in full during June 30, 2002.

(4)   See Note 16

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Debentures Payable to SBA, continued

      Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA. (See Note 16)

      SBA Commitment

      During January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down, of which a $120,000 non-refundable fee has been paid by the Company.

NOTE 6 - Notes Payable to Banks

      At June 30, 2002 and 2001 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At June 30, 2002 and 2001, the Company had $33,720,000 and $35,550,000 respectively, outstanding under these lines. The loans, which mature through November 30, 2002, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates minus 1/2 % plus certain fees. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 7 - Preferred Stock

      Ameritrans had 1,000,000 shares of "blank check" preferred shares authorized of which 500,000 shares were designated as 9 3/8% cumulative participating preferred stock $.01 par value, $12.00 face value. Therefore as of June 30, 2002 there are 500,000 shares of "blank check" preferred shares authorized of which none are issued and outstanding.

      Pursuant to the April 24, 2002 stock offering (See Note 9) Ameritrans has 500,000 shares of 9 3/8% cumulative participating preferred stock $.01 par value, $12.00 face value of which 300,000 shares are issued and outstanding as of June 30, 2002. These preferred shares are redeemable at the option of the Company at the face value plus a range of 10% to -0-% of face value through April 2007.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Common Stock

      Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.

      Pursuant to the April 24, 2002 stock offering (See Note 9) Ameritrans issued an additional 300,000 shares of common stock.

      Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans common stock, which had previously been pledged by the borrower as collateral. At June 30, 2002 these shares are recorded as treasury stock at cost, which was the approximate market value of the shares at the foreclosure date.

NOTE 9 - Stock Offering

      On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of 9 3/8% cumulative participating preferred stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.70, subject to adjustment, until April 2007. The Warrants may be redeemed by the Company under certain conditions. The gross proceeds from the sale was $5,700,000 less costs and commissions of $1,704,399 resulting in net proceeds of $3,995,601. The underwriter had the option to increase this offering by 45,000 units to cover over-allotments through June 2, 2002. This over-allotment option was not exercised. The underwriter earned the right in exchange for $2,500 to purchase up to 30,000 units, each unit consisting of one share of common stock, one share of 9 3/8% participating preferred stock (face value $12.00) and one warrant to purchase one share of common stock at an exercise price of $8.40. These units are exercisable over a five year period commencing April 18, 2003 at an exercise price of $21.45 per unit.

NOTE 10 - Income Taxes

      The provision for income tax expense for the years ended June 30, 2002, 2001 and 2000 consists of the following:

                                2002          2001          2000
                               ----------------------------------
      Federal                  $1,067       $ 2,562       $   986
      State and City            7,787         5,334        12,585
                               ------       -------       -------

                               $8,854       $ 7,896       $13,571
                               ======       =======       =======

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Income Taxes, continued

      The above provision represents income taxes incurred on undistributed income for the respective years.

NOTE 11 - Related Party Transactions

      Related Party Transactions

      The Company paid $63,733, $28,865 and $63,688 to a related law firm for the years June 30, 2002, 2001 and 2000, respectively, for the services provided. The Company generally charges its borrowers loan origination fees to generate income to offset expenses incurred by the Company for legal fees paid by the Company for loan closing services.

      During the years ended June 30, 2001 and 2000, the Company rented office space on a month-to-month basis from an affiliated entity without a formal lease agreement. On July 1, 2001 the Company entered into a sublease agreement with this affiliated entity with rental payments of $3,292 per month plus expense, which expires April 30, 2004. As made part of this agreement the affiliated entity, at the Company's request, rented an additional 1,800 square feet of office space contiguous with the Company's offices. Until the Company requires the additional space, the affiliated entity sublets the additional space to outside tenants. In the event all or a portion of the additional space is vacant, The Company has agreed to reimburse the affiliated entity for any additional rent due up to a maximum of $58,000 per year. During the year ended June 30, 2002 the Company paid the affiliated entity approximately $7,000 relating to this additional space. Rent expense amounted to $44,965, $39,600, and $39,600 for the years ended June 30, 2002, 2001 and 2000, respectively.

      The Company also shares overhead costs and reimburses for office and salary expenses from this affiliated entity. As made part of the sublease agreement with the affiliated entity, overhead cost payments will be a minimum of $7,333 per month expiring April 30, 2004. Overhead costs and reimbursed office and salary expenses amounted to $98,925, $91,301 and $88,186 for the years ended June 30, 2002, 2001 and 2000, respectively.

NOTE 12 - Commitments and Contingencies

      Interest Rate Swap

      On January 10, 2000, the Company entered into a $5,000,000 interest rate Swap transaction with a bank which expired on October 8, 2001. On June 11, 2001, the Company entered into an additional interest rate swap transaction with the same bank for $10,000,000 which expired on June 11, 2002. On June 11, 2001, the Company entered into another interest rate swap transaction for $15,000,000 with this bank expiring June 11,2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see
      Note 6 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates. The effective fixed costs on the outstanding bank debt that was swapped including the 150 basis points was 6.45%, 5.85% and 6.45%, respectively.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies, continued

      Loan Commitments

      At June 30, 2002 and 2001, the Company had commitments to make loans totaling approximately $1,515,297 and $547,500, respectively, at interest rates ranging from 10% to 17.5%.

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

      During November 2001 and January 2002, the Company entered into employment agreements with five executives, whereby the Company would pay a minimum aggregate of $372,800 per annum plus a discretionary bonus and annual increases. These employment agreements terminate through January 1, 2007, but will be automatically renewed for an additional five (5) years unless either the Company or the executives gives notice of non-renewal.

NOTE 13 - Defined Contribution Plan

      On April 15, 1996, the Company adopted a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 2002, 2001 and 2000, contributions amounted to $79,484, $77,289 and $72,463, respectively.

NOTE 14 - Stock Option Plans

      Employee Incentive Stock Option Plan

      During September 1998, Elk adopted an employee incentive stock option plan, an aggregate of 125,000 shares of Common Stock were authorized for issuance under the plan. Subsequently Ameritrans adopted an employee stock option plan which is substantially identical to and successor to the Elk plan. During January 2002, the plan was amended to increase the shares of common stock authorized for issuance to an aggregate of 200,000 shares. The plan provides that options may be granted to attract and retain key employees of the Company. Options granted under the plan are exercisable for periods ranging from five to ten years.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - Stock Option Plans, continued

      Employee Incentive Stock Option Plan, continued

      In addition, the option price will be at least market value or at least 110% of market value of the Common Stock on the grant date for employees and stockholders who own more than 5% of the common stock, respectively. In January 1999, the Company granted 100,000 options to certain key employees at an exercise price ranging from $8.875 to $9.7625 per share. There were no options granted during the years ended June 30, 2002 or 2001.

      Non-Employee Directors Stock Option Plan

      On August 31, 1999, the SEC approved a Non-Employee Directors Stock Option Plan with an aggregate of 75,000 options authorized for issuance. During January 2002, the Board of Directors and shareholders approved an amendment to the plan to increase the aggregate of options authorized for issuance to 125,000 and to provide for the automatic grants of options upon re-election of eligible directors. This amendment to the plan is subject to SEC approval. The plan provides that options may be granted to attract and retain qualified persons to serve as directors of the Company. Options granted under this plan are exercisable twelve months from the date of grant and expire five years from the date of grant. In addition, the option price will not be less than the market value of the Common Stock on the grant date. On August 31, 1999, the Company granted 22,224 options to four directors at an exercise price of $9.00 per share. During the year ended June 30, 2002, 11,112 of these options were subsequently terminated. In January 2000, the Company granted an additional 11,112 options to two directors at an exercise price of $9.00 per share. There were no additional options granted for the years ended June 30, 2002 or 2001.

      Activities under these plans are as follows:

                                                                Weighted Average
                                   Number of  Weighted Average    Remaining Life
                                    Options    Exercise Price      Contractual
                                   ---------------------------------------------
      BALANCE - July 1, 2000        133,336         $9.11              6.3

      BALANCE - June 30, 2001       133,336         $9.11              5.3

      Options forfeited             (11,112)        $9.00               --
                                   --------         -----            -----
      BALANCE - June 30, 2002       122,224         $9.12              4.3
                                   ========         =====            =====
      Exercisable - June 30, 2002   122,224         $9.12              4.3
                                   ========         =====            =====

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 2000

                                   Assumptions
      --------------------------------------------------------------------------

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

NOTE 14 - Stock Option Plans, continued

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. There is no pro forma net income effect for the years ended June 30, 2002, 2001 and 2000.

NOTE 15 - Other Matters

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

      Terminating Offering Costs

      Based on the proposed merger with Medallion Financial Corp., the Company had at that time determined not to pursue and therefore expensed as of May 4, 2000, deferred offering costs incurred by the Company in relation to a proposed public offering in the amount of $256,087 for the year ended June 30, 2000.

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

      Loans Receivable - Loans receivable are recorded at their estimated fair value.

      Equity Securities - The Company's equity securities consist of investments in corporations who own and operate Chicago taxicab medallions (13%), a dry cleaner (3%), a cosmetic company (4%), and a Telecommunications Company (80%) (see Note 4).

      Debentures Payable to Small Business Administration - The fair value of debentures as of June 30, 2002 and 2001 were approximately $7,542,924 and $8,780,791, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company (see Note 5).

      The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                     ASSETS                                   LIABILITIES
      --------------------------------------------------------------------------

      Cash                                              Notes payable, banks
      Accrued interest receivable                       Accrued interest payable
      Assets acquired in satisfaction of loans
      Receivables from debtors on sales of
       assets acquired in satisfaction of loans

NOTE 16 - Subsequent Events

      During September 2002, a debenture payable to SBA in the amount of $2,690,000 with an 8.2% interest rate, expiring September 2004 was prepaid along with all accrued interest.

      During July 2002, a new debenture payable to SBA was drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 with an interim interest rate of 2.351%. The fixed rate of 4.67% was determined on the pooling date of September 25, 2002. In addition to the fixed rate, there is an additional annual SBA user fee of 0.88% per annum that will also be charged making the rate 5.55% before applicable amortization of points and fees.

      On September 26, 2002 Company's Board of Directors declared a dividend of $0.06 per share of Common Stock for the fourth quarter of 2002, and an estimated dividend for the first quarter of 2003 of $0.11 per share of Common Stock or an aggregate of $347,752. The dividend is payable on October 16, 2002 to stockholders of record on October 7, 2002.

      The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 20, 2002 on the Participating Preferred Stock for the period July 1, 2002 through September 30, 2002 payable on October 7, 2002 for all holders of the Participating Preferred stock of record as of September 30, 2002.

                                                  AMERITRANS CAPITAL CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - Quarterly Financial Data (Unaudited)

     For the Year Ended June 30, 2001

                                        First Quarter   Second Quarter   Third Quarter    Fourth Quarter
--------------------------------------------------------------------------------------------------------
     Investment income ................  $1,624,328       $1,598,210       $1,729,567       $1,487,687

     Operating income .................      89,842          307,464          323,115          138,533

     Income before taxes ..............      89,842          319,594           19,435          153,534

     Net Income .......................      87,751          314,245           16,783          155,730

     Net income per common share

       Basic ..........................        0.05             0.18              .01              .09
       Diluted ........................        0.05             0.18              .01              .09

      For the Year Ended June 30, 2002

                                    First Quarter   Second Quarter   Third Quarter    Fourth Quarter
      ------------------------------------------------------------------------------------------------
      Investment income              $1,525,331       $1,473,801       $1,638,307       $1,632,280

      Operating income                  321,422          323,075          220,697          179,856

      Income before taxes               322,622          323,075          222,197          179,856

      Net income                        321,552          323,075          215,671          178,598

      Net income per common share

            Basic                          0.18             0.19             0.12             0.05
            Diluted                        0.18             0.19             0.12             0.05

                                 EXHIBIT INDEX

Exhibit
Number    Exhibit
--------  -------

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

10.14 Form of indemnity agreement between Ameritrans and each of its directors and officers.(3)

10.15. Employment Agreement dated as of July 1, 2001 between Ameritrans and Gary Granoff.(8)

10.16 Consulting Agreement dated as of July 1, 2001 between Ameritrans and Gary Granoff.(8)

10.17 Employment Agreement dated as of October 1, 2001 between Ameritrans and Ellen Walker.(8)

10.18 Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens.(8)

10.19 Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance.(8)

21.1      List of Subsidiaries of Ameritrans.

99.1 Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Incorporated by reference from the Registrant's Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(6) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2001.

(7) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 15, 2000.

(8) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2002.