Form 10-Q
period 2002-09-30
AMERITRANS CAPITAL CORP
filed 2002-11-14
CIK 1064015

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to

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

Yes |X|  No |_|

      The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2002: 2,035,600

                         AMERITRANS CAPITAL CORPORATION

                                    FORM 10-Q

                                Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
           Consolidated  Balance  Sheets as of September 30, 2002
            (unaudited) and June 30, 2002 .................................    1

           Consolidated  Statements of Operations -- For the Three Months
            Ended September 30, 2002 and 2001 (unaudited) .................    3

           Consolidated  Statements of Cash Flows -- For the Three
            Months Ended September 30, 2002 and 2001 (unaudited) ..........    4

          Notes to Consolidated Financial Statements ......................    6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ........   11

Item 4.  Controls and Procedures ..........................................   12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   13

         Signatures .......................................................   14

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                September 30, 2002 (Unaudited) and June 30, 2002

                                     ASSETS

                                             September 30, 2002    June 30, 2002
                                             ------------------    -------------

Loans receivable                                $ 56,219,129       $ 55,029,831
Less: unrealized depreciation on
      loans receivable                              (238,500)          (238,500)
                                                ------------       ------------

                                                  55,980,629         54,791,331
Cash and cash equivalents                            701,789            774,062
Accrued interest receivable, net of
   unrealized depreciation of $161,300
   and $206,272 respectively                       1,443,155          1,197,075
Assets acquired in satisfaction of loans           1,103,588          1,108,088
Receivables from debtors on sales of assets
      acquired in satisfaction of loans              367,271            367,271
Equity securities                                    616,327            443,327
Furniture, fixtures and leasehold
   improvements, net                                 111,104            107,757
Prepaid expenses and other assets                    294,877            219,305
                                                ------------       ------------

             TOTAL ASSETS                       $ 60,618,740       $ 59,008,216
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                September 30, 2002 (Unaudited) and June 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30, 2002    June 30, 2002
                                            ------------------    -------------
LIABILITIES
   Debentures payable to SBA                   $  7,220,000       $  7,860,000
   Notes payable, banks                          35,590,000         33,720,000
   Accrued expenses and other liabilities           697,582            434,339
   Accrued interest payable                         137,340            258,358
   Dividends payable                                432,127             68,438
                                               ------------       ------------

             TOTAL LIABILITIES                   44,077,049         42,341,135
                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock 500,000 and 1,000,000
      shares authorized respectively,
      none outstanding                                   --                 --
   9 3/8% Cumulative participating
      preferred stock $.01 par value,
      $12.00 face value, 500,000 shares
      authorized; 300,000 shares issued
      and outstanding                             3,600,000          3,600,000

   Common stock, $.0001 par value:
      5,000,000 shares authorized;
      2,045,600 shares issued and
      2,035,600 shares outstanding                      205                205
   Additional paid-in-capital                    13,869,545         13,869,545
   Accumulated deficit                             (828,517)          (703,127)
   Accumulated other comprehensive loss             (29,542)           (29,542)
                                               ------------       ------------

             TOTAL STOCKHOLDERS' EQUITY          16,611,691         16,737,081
                                               ------------       ------------
        Treasury stock, at cost, 10,000
           shares common stock                      (70,000)           (70,000)
                                               ------------       ------------
             NET STOCKHOLDERS' EQUITY            16,541,691         16,667,081
                                               ------------       ------------

             TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY           $ 60,618,740       $ 59,008,216
                                               ============       ============


   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 2002 and 2001

                                   (UNAUDITED)

                                         Three Months Ended   Three Months Ended
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
INVESTMENT  INCOME
  Interest on loans  receivable                $ 1,551,000        $1,479,631
  Fees and other income                             57,233            45,700
                                               -----------        ----------
       TOTAL INVESTMENT INCOME                   1,608,233         1,525,331
                                               -----------        ----------
OPERATING EXPENSES
     Interest                                      540,686           740,934
     Salaries and employee benefits                219,913           155,581
     Legal fees                                     61,927            46,088
     Miscellaneous administrative
        expenses                                   371,291           200,589
     Loss on assets acquired in
        satisfaction of loans, net                   9,724            37,445
     Directors' fees                                13,250             3,750
     Write off and depreciation of
        interest and loans receivable               73,228            18,322
                                               -----------        ----------
TOTAL OPERATING EXPENSES                         1,290,019         1,202,709
                                               -----------        ----------

OPERATING INCOME                                   318,214           322,622

       INCOME BEFORE INCOME TAXES                  318,214           322,622

INCOME TAXES                                        11,483             1,070
                                               -----------        ----------
       NET INCOME                                  306,731           321,552
                                               ===========        ==========
DIVIDENDS ON PREFERRED STOCK                       (84,375)               --
                                               ===========        ==========
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS                                   $   222,356        $  321,552
                                               ===========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                     2,035,600         1,745,600
                                               ===========        ==========
       Diluted                                   2,035,600         1,745,600
                                               ===========        ==========
NET INCOME PER COMMON SHARE
       Basic                                   $     .1092        $    .1842
                                               ===========        ==========
       Diluted                                 $     .1092        $    .1842
                                               ===========        ==========

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Three Months Ended September 30, 2002 and 2001

                                   (UNAUDITED)

                                                September 30, 2002   September 30, 2001
                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                      $   306,731          $ 321,552
                                                    -----------          ---------
    Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                   6,654              8,600
    Changes in assets and liabilities
          Accrued interest receivable                  (246,079)          (172,321)
          Prepaid expenses and other assets             (75,572)          (300,290)
          Accrued expenses and other
             liabilities                                263,247              1,238
          Accrued interest payable                     (121,018)           (71,507)
                                                    -----------          ---------

            TOTAL ADJUSTMENTS                          (172,768)          (534,280)
                                                    -----------          ---------

             NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                    133,963           (212,728)
                                                    -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable,
            assets acquired in
            satisfaction of loans and
            receivables from debtors
            on sales of assets acquired
            in satisfaction of loans                 (1,184,798)           970,283
        Purchases of equity securities                 (173,000)           (52,525)
        Acquisition of furniture,
           fixtures and leasehold
           improvements                                 (10,000)            (8,378)
                                                    -----------          ---------

            NET CASH (USED IN) PROVIDED
                BY INVESTING ACTIVITIES              (1,367,798)           909,380
                                                    -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds (repayments) from notes
            payable, banks, net                       1,870,000           (550,000)
        Repayments of notes
            payable, SBA, net                          (640,000)                --
        Dividends paid                                  (68,438)                --
                                                    -----------          ---------

             NET CASH PROVIDED BY (USED
                IN) FINANCING ACTIVITIES              1,161,562           (550,000)
                                                    -----------          ---------

 The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (UNAUDITED), Continued

             For the Three Months Ended September 30, 2002 and 2001

                                                September 30, 2002     September 30, 2001
                                                ------------------     ------------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                   $ (72,273)            $146,652
CASH AND CASH EQUIVALENTS - Beginning                   774,062              575,229
                                                      ---------             --------

CASH AND CASH EQUIVALENTS - Ending                    $ 701,789             $721,881
                                                      =========             ========

Supplemental noncash financing activity:

During the three months ended September 30, 2002, the Company accrued a preferred stock cash dividend of $84,375 and a common stock cash dividend of $347,752, which is comprised of $0.06 per share for the quarter ended June 30, 2002 and an estimated dividend of $0.11 per share for the quarter ended September 30, 2002.

 The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of September 30, 2002, the related statements of operations, and cash flows for the three months ended September 30, 2002 and September 30, 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Commission.

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

Ameritrans is a specialty finance company that through its subsidiary, Elk, makes loans to taxi owners to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets. From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the public offering which was completed in April 2002.

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

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities. Since inception, Elk Capital has had no operations or activities.

Reclassifications

Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three months ended September 30, 2002. These reclassifications have no effect on previously reported net income.

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

                              Net Income per Share

During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted-average shares for 2002 and 2001 as inclusion is anti-dilutive. At September 30, 2002 the Company had 122,224 options outstanding.

                                 Loan Valuations

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

NOTE 2 -- Debentures Payable to SBA

At September 30, 2002 and June 30, 2002 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                      Current        9/30/02        6/30/02
                                     Effective      Principal      Principal
  Issue Date        Due Date       Interest Rate      Amount         Amount
  ----------        --------       -------------      ------         ------

September 1993   September 2003       6.12(1)       $1,500,000     $1,500,000
September 1993   September 2003       6.12           2,220,000      2,220,000
September 1994   September 2004       8.20(4)               --      2,690,000
June 1996        June 2006            7.71           1,020,000      1,020,000
March 1997       March 2007           7.38(2)          430,000        430,000
July 2002        September 2012       4.67(3)        2,050,000             --
                                                    ----------     ----------
                                                    $7,220,000     $7,860,000
                                                    ==========     ==========

(1)   Interest rate was 3.12% from inception through September 1998.

(2) Elk is also required to pay an additional annual user fee of 1% on this debenture.

(3) Elk is also required to pay an additional annual user fee of 0.88% on this debenture.

(4)   The loan was prepaid in full during September 2002.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

                                 SBA Commitment

During January 2002 Elk and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by Elk on or prior to September 30, 2006. A 2.5% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A $120,000 non-refundable fee was paid by Elk at the time of obtaining the $12,000,000 commitment.

During July 2002, a new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $2,050,000 with an interim interest rate of 2.351%. The fixed rate of 4.67% was determined on the pooling date of September 25, 2002. In addition to the fixed rate, there is an additional annual SBA user fee of 0.88% per annum that will also be charged making the rate 5.55% before applicable amortization of points and fees.

NOTE 3 -- Notes Payable to Banks

At September 30, 2002 and June 30, 2002 Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At September 30, 2002 and June 30, 2002, Elk had $35,590,000 and $33,720,000 respectively, outstanding under these lines. The loans, which mature through November 30, 2002, bear interest based on Elk's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates minus 1/2% plus certain fees. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements Elk is required to comply with certain terms, covenants and conditions. Elk pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 4 -- Commitments and Contingencies

Interest Rate Swap

On January 10, 2000 Elk entered into a $5,000,000 interest rate Swap transaction with a bank expiring on October 8, 2001. On June 11, 2001 Elk entered into an additional interest rate Swap transaction with the same bank for $10,000,000 expiring on June 11, 2002. On June 11, 2001 Elk entered into another interest rate Swap transaction for $15,000,000 with this bank expiring June 11, 2003. These Swap transactions were entered into to protect Elk from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively, (plus 150 basis points) for Elk and if the floating one month LIBOR rate is below the fixed rate then Elk is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay Elk for the differences in rates. The effective fixed costs on the debt that was swapped, including the 150 basis points, is 6.45%, 5.85% and 6.45% respectively.

Loan Commitments

At September 30, 2002 and June 30, 2002 the Company had commitments to make loans totaling approximately $2,049,446 and $1,515,297, respectively, at interest rates ranging from 9% to 17.5%.

NOTE 5 -- Other Matters

Quarterly Dividend

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 20, 2002 on the Company's 9 3/8% Participating Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2002 through September 30, 2002, which was paid on October 7, 2002 to all holders of the Participating Preferred Stock of record as of September 30, 2002.

On September 26, 2002 the Company's Board of Directors declared a dividend of $0.06 per share of Common Stock for the period April 1, 2002 through June 30, 2002, and a dividend based on estimated earnings for the period July 1, 2002 through September 30, 2002 of $0.11 per share of Common Stock or an aggregate of $0.17 per share. The dividend was paid on October 16, 2002 to stockholders of record as of October 7, 2002.

Note 6 - Subsequent Event

During October 2002 Elk submitted an application to the SBA for an additional $3,000,000 draw down from the $12,000,000 SBA commitment (see Note 2.) This application is pending approval from the SBA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

General

Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. Both Ameritrans and Elk are registered as an investment company under the Investment Company Act of 1940.

Elk primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. Elk also makes loans and investments to persons who qualify under SBA regulation as "non-disadvanged". Elks's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At September 30, 2002, 76.04% of Elk's portfolio was invested in loans secured by taxi medallions and 23.96% of Elk's loans were to other diversified businesses.

From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the public offering which was completed in April 2002.

Results of Operations For the Three Months Ended September 30, 2002 and 2001.

Total Investment Income

The Company's investment income for the three months ended September 30, 2002 increased $82,902 or 5.4% as compared with the three month period in the prior fiscal year. This increase was mainly due to the Backup Services Fee the Company received ($22,500) as a result of executing an agreement with Medallion Financial Corp and Merrill Lynch to be a standby backup loan servicing agent, combined with income earned by Ameritrans ($31,000) on investments made from the proceeds of the Company's public offering. As a back-up servicer, the Company will earn an annual standby fee. If the agreement is activated by Merrill Lynch, the Company will become the primary servicer, which will create an additional revenue source. The Company's Loan Portfolio increased from $53,785,894 as of September 30, 2001 to $56,219,129 at September 30, 2002.

Operating Expenses

Operating Expenses increased $60,125 for the three months ended September 30, 2002 when compared with the similar period ended September 30, 2001. This increase was due to increase payroll costs of $64,332 and other administrative expenses of $170,702 incurred during the current year reflecting the Company's increased activity due to its public offering in April, 2002, offset by a decrease in interest costs ($200,248) which reflects lower interest charged on the Company's bank debt combined with the refinancing of its SBA Debentures. Write offs and losses on assets acquired for the quarter increased $27,185 when compared with the quarter ended September 30, 2001 as the Company continues to correct the increase on the Chicago Loan Portfolio delinquency and defaults. This increase was attributable to the economic slowdown in the past year, and the effects on the Chicago taxi industry subsequent to the events of September 11, 2001.

Balance Sheet and Reserves

Total assets increased by $1,610,524 as of September 30, 2002 when compared to total assets as of June 30, 2002. This increase was due to the Elk's successful sale to the SBA of a debenture in the amount of $2,050,000. During January 2002 Elk and the SBA entered into an agreement where the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by Elk prior to September 30, 2006. In July 2002 a new debenture payable to the SBA for $2,050,000 was drawn from the reserve pool of $12,000,000. In September 2002 Elk paid off a SBA debenture in the amount of $2,690,000 in order to reduce costs. In addition Elk drew down an additional $1,870,000 on its bank borrowings in order to finance expansion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the general instructions to Rule 305 of Regulation S-K, the qualitative and quantitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the period ending September 30, 2002.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERITRANS CAPITAL CORPORATION


Date: November 14, 2002            By: /s/ Gary C. Granoff
                                       --------------------------------
                                       Gary C. Granoff
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation certify that:

      1. I have reviewed this quarterly report on Form 10-Q for the Ameritrans Capital Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

      3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gary C. Granoff
-------------------
Gary C. Granoff
President, Chief Executive Officer, and Chief Financial Officer

November 14, 2002