Form 10-Q
period 2002-12-31
AMERITRANS CAPITAL CORP
filed 2003-02-14
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2002

                                       or

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

Yes |X| No |_|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 13, 2003: 2,035,600

                         AMERITRANS CAPITAL CORPORATION
                                    FORM 10-Q

                                Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
           Consolidated  Balance  Sheets as of December 31, 2002
             (unaudited) and June 30, 2002 .................................   1

           Consolidated Statements of Operations -- For the Three Months
             and Six Months Ended December 31, 2002 and 2001 (unaudited) ...   3

           Consolidated  Statements of Cash Flows -- For the Six
             Months Ended December 31, 2002 and 2001 (unaudited) ...........   4

           Notes to Consolidated Financial Statements ......................   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................  11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .........  14

Item 4.  Controls and Procedures ...........................................  14

Part II.  OTHER INFORMATION ................................................  14

Item 6.  Exhibits and Reports on Form 8-K ..................................  14

         Signatures ........................................................  15

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 December 31, 2002 (Unaudited) and June 30, 2002

                                     ASSETS

                                              December 31, 2002   June 30, 2002
                                              -----------------   -------------
Loans receivable                                 $ 57,094,341      $ 55,029,831
Less: unrealized depreciation on
   loans receivable                                  (238,500)         (238,500)
                                                 ------------      ------------

                                                   56,855,841        54,791,331
Cash and cash equivalents                             747,947           774,062
Accrued interest receivable, net of
   unrealized depreciation of $254,089
   and $206,272 respectively                        1,544,609         1,197,075
Assets acquired in satisfaction of loans            1,083,588         1.108,088
Receivables from debtors on sales of
   assets acquired in satisfaction of loans           432,537           367,271
Equity securities                                     590,638           443,327
Furniture, fixtures and leasehold
   improvements, net                                  151,482           107,757
Prepaid expenses and other assets                     346,974           219,305
                                                 ------------      ------------

        TOTAL ASSETS                             $ 61,753,616      $ 59,008,216
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 December 31, 2002 (Unaudited) and June 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              December 31, 2002    June 30, 2002
                                              -----------------    ------------
LIABILITIES
   Debentures payable to SBA                     $  9,200,000      $  7,860,000
   Notes payable, banks                            35,030,000        33,720,000
   Accrued expenses and other
      liabilities                                     465,319           434,339
   Accrued interest payable                           257,319           258,358
   Dividends payable                                  288,935            68,438
                                                 ------------      ------------

        TOTAL LIABILITIES                          45,241,573        42,341,135
                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock 500,000 and 1,000,000
      shares authorized respectively, none
      outstanding                                          --                --
   9 3/8% Cumulative participating
      preferred stock $.01 par value,
      $12.00 face value, 500,000 shares
      authorized; 300,000 shares issued
      and outstanding                               3,600,000         3,600,000
   Common stock, $.0001 par value:
      5,000,000 shares authorized;
      2,045,600 shares issued and
      2,035,600 shares outstanding,                       205               205
   Additional paid-in-capital                      13,869,545        13,869,545
   Accumulated deficit                               (858,165)         (703,127)
   Accumulated other comprehensive loss               (29,542)          (29,542)
                                                 ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                 16,582,043        16,737,081
                                                 ------------      ------------
   Treasury stock, at cost, 10,000
      shares common stock                             (70,000)          (70,000)
                                                 ------------      ------------
        NET STOCKHOLDERS' EQUITY                   16,512,043        16,667,081
                                                 ------------      ------------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $ 61,753,616      $ 59,008,216
                                                 ============      ============

 The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

      For the Three Months and Six Months Ended December 31, 2002 and 2001

                                             Three Months Ended  Three Months Ended   Six Months Ended   Six Months Ended
                                              December 31, 2002   December 31, 2001  December 31, 2002  December 31, 2001
                                             ------------------  ------------------  -----------------  -----------------
INVESTMENT INCOME
     Interest on loans receivable                 $ 1,543,557         $1,420,029        $ 3,094,557         $2,899,659
     Fees and other income                             45,312             53,772            102,545             99,473
                                                  -----------         ----------        -----------         ----------

       TOTAL INVESTMENT INCOME                      1,588,869          1,473,801          3,197,102          2,999,132
                                                  -----------         ----------        -----------         ----------

OPERATING EXPENSES
     Interest                                         526,329            631,643          1,067,015          1,372,578
     Salaries and employee benefits                   214,135            184,867            434,048            339,449
     Legal fees                                        91,336             52,468            153,263             98,555
     Miscellaneous administrative expenses            329,481            224,257            622,586            425,844
     Loss on assets acquired in
       satisfaction of loans, net                       4,940             12,720             14,664             50,166
     Directors' fee                                     2,250              8,250             15,500             12,000
     Foreclosure expenses                              41,985                 --            120,171                 --
     Write off and depreciation of
        interest and loans receivable                 119,126             36,521            192,354             54,843
                                                  -----------         ----------        -----------         ----------

TOTAL OPERATING EXPENSES                            1,329,582          1,150,726          2,619,601          2,353,435
                                                  -----------         ----------        -----------         ----------
OPERATING INCOME                                      259,287            323,075            577,501            645,697
                                                  -----------         ----------        -----------         ----------
       INCOME BEFORE INCOME TAXES                     259,287            323,075            577,501            645,697
                                                  -----------         ----------        -----------         ----------
INCOME TAXES                                               --                 --             11,483              1,070
                                                  -----------         ----------        -----------         ----------
       NET INCOME                                     259,287            323,075            566,018            644,627
                                                  -----------         ----------        -----------         ----------

DIVIDENDS ON PREFERRED STOCK                          (84,375)                --           (168,750)                --
                                                  -----------         ----------        -----------         ----------
       NET INCOME AVAILABLE TO COMMON
          SHAREHOLDERS                            $   174,912         $  323,075        $   397,268         $  644,627
                                                  -----------         ----------        -----------         ----------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                             2,035,600          1,745,600          2,035,600          1,745,600
                                                  ===========         ==========        ===========         ==========

- Diluted                                           2,035,600          1,745,600          2,035,600          1,745,600
                                                  ===========         ==========        ===========         ==========

NET INCOME PER COMMON SHARE
- Basic                                           $    0.0859         $   0.1851        $    0.1952         $   0.3693
                                                  ===========         ==========        ===========         ==========

- Diluted                                         $    0.0859         $   0.1851        $    0.1952         $   0.3693
                                                  ===========         ==========        ===========         ==========

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               For the Six Months Ended December 31, 2002 and 2001

                                               December 31, 2002    December 31, 2001
                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $   566,018         $   644,627
                                                  -----------         -----------
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Depreciation and amortization                    14,676              16,574
   Change in assets and liabilities
      Accrued interest receivable                    (347,534)           (240,195)
      Prepaid Expenses and other assets              (127,669)           (284,030)
      Accrued expenses and other
         liabilities                                   30,980             (72,557)
      Accrued Interest payable                         (1,039)            (22,594)
                                                  -----------         -----------
        TOTAL ADJUSTMENTS                            (430,586)           (602,802)
                                                  -----------         -----------
          NET CASH PROVIDED BY
             OPERATING ACTIVITIES                     135,432              41,825
                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans receivable,
      assets acquired in satisfaction of
      loans and receivables from debtors
      on sales of assets acquired in
      satisfaction of loans                        (2,105,271)         (1,107,090)
   Purchase of equity securities                     (147,311)            (50,025)
   Acquisition of furniture, fixtures and
      leasehold improvements                          (58,401)            (10,135)
                                                  -----------         -----------
          NET CASH USED IN INVESTING
             ACTIVITIES                            (2,310,983)         (1,167,250)
                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, banks, net          1,310,000           1,420,000
   Proceeds from notes payable, SBA, net            1,340,000                  --
   Dividends paid                                    (500,564)           (471,312)
                                                  -----------         -----------
          NET CASH PROVIDED BY
             FINANCING ACTIVITIES                   2,149,436             948,688
                                                  -----------         -----------

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               For the Six Months Ended December 31, 2002 and 2001

                                        December 31, 2002     December 31, 2001
                                        -----------------     -----------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 (26,115)            (176,737)

CASH AND CASH EQUIVALENTS - Beginning          774,062              575,229
                                             ---------            ---------

CASH AND CASH EQUIVALENTS - Ending           $ 747,947            $ 398,492
                                             =========            =========

Supplemental noncash financing activity:

During the six months ended December 31, 2002, the Company accrued a preferred stock cash dividend of $84,375 and a common stock cash dividend of $204,560 based on estimated earnings for the quarter ended December 31, 2002.

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of December 31, 2002, the related statements of operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Commission.

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

Ameritrans is a specialty finance company that through its subsidiary, Elk, makes loans to taxi owners to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the Chicago, New York City, Miami, and Boston markets. Ameritrans is also registered as a Business Development Company under the Investment Company Act of 1940, and makes other loans and investments permitted under the applicable statutes and SEC Regulations pertaining thereto. From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the Company's public offering completed in April 2002.

                             Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and EAF Holding Corporation ("EAF"), a wholly owned subsidiary of Elk, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

EAF was formed in June 1992 and began operations in December 1993. The purpose of EAF is to own and operate certain real estate assets or other assets acquired in satisfaction of loans by Elk.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"). Elk Capital may engage in similar lending and investment activities. Since inception, Elk Capital has had no operations or activities.

                                Reclassifications

Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three and six months ended December 31, 2002. These reclassifications have no effect on previously reported net income.

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

                              Net Income per Share

During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents have been excluded from the weighted average shares for the three and six months ended December 31, 2002 and 2001 as inclusion is anti- dilutive. At December 31, 2002 the Company had 122,224 options outstanding.

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

SIGNIFICANT ACCOUNTING POLICIES

                          New Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No.148 ("SFAS 148"), Accounting for stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock -Based Compensation, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB opinion No. 25. The company will continue to account for stock-based compensation according to APB opinion No. 25, while its adoption of SFAS 148 requires the Company to provide prominent disclosures about the effect of SFAS 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well. The Company does not expect the adoption of SFAS 148 will have a significant impact to the consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the Company's Consolidated Financial statements. The Company does not expect the adoption of the intial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 " Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

NOTE 2 -- Debentures Payable to SBA

At December 31, 2002 and June 30, 2002 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                            Current        12/31/02           6/30/02
                                           Effective       Principal         Principal
  Issue Date            Due Date         Interest Rate       Amount            Amount
  ----------            --------         -------------       ------            ------
September 1993       September 2003         6.12(1)        $1,500,000        $1,500,000
September 1993       September 2003         6.12            2,220,000         2,220,000
September 1994       September 2004         8.20(4)                --         2,690,000
June 1996            June 2006              7.71(5)                --         1,020,000
March 1997           March 2007             7.38(2)           430,000           430,000
July 2002            September 2012         4.67(3)         2,050,000                --
December 2002        March 2013             1.93(3)(6)      3,000,000                --
                                                           ----------        ----------
                                                           $9,200,000        $7,860,000
                                                           ==========        ==========

(1)   Interest rate was 3.12% from inception through September 1998.

(2) Elk is also required to pay an additional annual user fee of 1% on this debenture.

(3) Elk is also required to pay an additional annual user fee of 0.87% on this debenture.

(4)   The loan was prepaid in full during September 2002.

(5)   The loan was prepaid in full during December 2002.

(6) The interim interest rate assigned for the interim period of December 5, 2002 through March 26, 2003 is 1.927%. The fixed interest rate will be determined by the SBA's next pooling on March 26, 2003.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

                                 SBA Commitment

During January 2002, Elk and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by Elk on or prior to September 30, 2006. A 2.5% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A $120,000 non-refundable fee was paid by Elk at the time of obtaining the $12,000,000 commitment.

During July 2002, a new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $2,050,000 with an interim interest rate of 2.351%. The fixed rate of 4.67% was determined on the pooling date of September 25, 2002. In addition to the fixed rate, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.55% before applicable amortization of points and fees.

During December 2002, another new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $3,000,000 with an interim interest rate of 1.927%. The fixed rate will be determined on the pooling date of March 26, 2003. In addition to the interest rate, there is an additional annual SBA user fee of 0.87% per annum that will also be charged.

NOTE 3 -- Notes Payable to Banks

At December 31, 2002 and June 30, 2002, Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At December 31, 2002 and June 30, 2002, the Company had $35,030,000 and $33,720,000 respectively, outstanding under these lines. At December 31, 2002, the banks were reviewing Elk's financial statements and other related documentation to extend lines through November 30, 2003. On February 6, 2003, one bank with a line of $16,000,000 extended the maturity to November 30, 2003. The current maturities of the other bank lines are February 28, 2003 and March 3, 2003. The loans bear interest based on Elk's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates minus 1/2% plus certain fees. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements Elk is required to comply with certain terms, covenants and conditions. Elk pledged its loans receivable and other assets as collateral for the above lines of credit. Ameritrans also guaranteed and pledged its assets for the Elk bank loans.

NOTE 4 -- Commitments and Contingencies

Interest Rate Swap

On January 10, 2000 Elk entered into a $5,000,000 interest rate Swap transaction with a bank which expired on October 8, 2001 and was not renewed. On June 11, 2001, Elk entered into an additional interest rate Swap transaction with the same bank for $10,000,000 which expired on June 11, 2002 and was not renewed. On June 11, 2001, Elk entered into another interest rate Swap transaction for $15,000,000 with this bank expiring June 11, 2003. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95%, 4.35% and 4.95%, respectively, (plus 150 basis points) for Elk and if the floating one month LIBOR rate is below the fixed rate then Elk is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay Elk for the differences in rates. The effective fixed costs on the outstanding bank debt that was swapped, including the 150 basis points, is 6.45%, 5.85% and 6.45%, respectively.

Loan Commitments

At December 31, 2002 and June 30, 2002 the Company had commitments to make loans totaling approximately $4,097,300 and $1,515,297, respectively, at interest rates ranging from 6.9% to 17.5%. Approximately $1,345,500 of the December 31, 2002 commitment is comprised of the refinancing of existing loans in the outstanding portfolio.

Employment Agreements

During November 2001, the Company entered into an employment agreement with an executive effective as of July 1, 2001, which was subsequently amended by an agreement dated December 31, 2002. The employment agreement provides for a minimum base salary of $255,000, which increases to $296,500 as of July 1, 2003, and thereafter increases yearly, plus an annual bonus. The employment agreement terminates on July 1, 2008 but will be automatically renewed for five (5) years unless either the Company or the executive gives notice of non-renewal. The employment agreement also provides for confidentiality and for non-competition, and non-solicitation during the term of the agreement and for one (1) year thereafter.

During November 2001, the Company also entered into a consulting agreement dated July 1, 2001 with the executive discussed above, which was subsequently amended by an agreement dated December 31, 2002. The consulting agreement does not become effective and does not commence unless and until the employment agreement is terminated due to (i) the executive's voluntary resignation from the Company or (ii) a notice of non-renewal of the employment agreement from either the Company or the executive. Upon the effectiveness of the consulting agreement the consultant shall be paid at a rate equal to 1/2 the monthly salary in effect at the time the employment agreement is terminated plus any bonus received for that employment year and other benefits. The agreement also provides for confidentiality and non-competition for the term of the agreement, and non-solicitation during the term of the agreement and for one (1) year thereafter.

Additionally, during November 2001, the Company entered into employment agreements with five (5) other executives. The Company subsequently amended two of the employment agreements by agreements dated December 31, 2002. The two amended employment agreements are for an initial term which expires on July 1, 2008 but which shall be automatically renewed for five (5) years unless either the Company or the executive gives notice of non-renewal. The remaining three employment agreements, two of which are dated January 1, 2002 and the third as of October 1, 2001, are for terms of five (5) years but are also automatically renewed for five (5) years unless either the Company or the executive gives notice of non-renewal. In the aggregate, the five employment agreements provide for a minimum salary of $372,800 per annum, which increases to $415,000 per annum as of July 1, 2003, and thereafter increases yearly, plus annual bonuses. The agreements provide for confidentiality and non-competition for the term of the agreement, and non-solicitation during the term of the agreement and for one
(1) year thereafter.

NOTE 5 -- Other Matters

Quarterly Dividend

The Company's Board of Directors declared a dividend of $0.28125 per share, or an aggregate of $84,375, on September 20, 2002 on the Company's 9 3/8% Participating Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2002 through September 30, 2002 payable on October 7, 2002 for all holders of the Participating Preferred Stock of record as of September 30, 2002.

The Company's Board of Directors declared a dividend of $0.28125 per share, or an aggregate of $84,375, on December 23, 2002 on the Company's 9 3/8% cumulative participating redeemable Preferred Stock for the period October 1, 2002 through December 31, 2002. The dividend was paid on January 28, 2003 to shareholders of record as of December 31, 2002.

On September 26, 2002 the Company's Board of Directors declared a dividend of $0.06 per share of Common Stock for the period April 1, 2002 through June 30, 2002, and a dividend based on estimated earnings for the period July 1, 2002 through September 30, 2002 of $0.11 per share of Common Stock for an aggregate of $0.17 per share or $347,752. The dividend was paid on October 16, 2002 to stockholders of record as of October 7, 2002.

Quarterly Dividend - cont.

The Company's Board of Directors declared a dividend of $0.10 per share of Common Stock, or an aggregate of $204,560, on January 10, 2003 based on estimated earnings for the period October 1, 2002 through December 31, 2002. The dividend was paid on January 28, 2003 to shareholders of record as of January 20, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

General

Ameritrans acquired Elk on December 16, 1999 in a share-for share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. Both Ameritrans and Elk are registered as an investment company under the Investment Company Act of 1940. Both Ameritrans and Elk are also registered as a Business Development Company under the Investment Company Act of 1940.

Elk primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged. Elk also makes loans and investments to persons who qualify under SBA regulations as non-disadvantaged. Elk's primary lending activity is to originate and service loans collateralized by Chicago, New York City, Boston, and Miami Taxicab Medallions. Elk also makes loans and investments in other diversified businesses. At December 31, 2002, 75.39% of Elk's portfolio was invested in loans secured by taxi medallions and 24.61% of Elk's loans were to other diversified businesses.

From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the Company's public offering completed in April 2002.

Results of Operations For the Six Months Ended December 31, 2002 and 2001

Total Investment Income

The Company's investment income for the six months ended December 31, 2002 increased $197,970 or 6.6% as compared with the six months ended December 31, 2001. This increase was mainly due to the Backup Services Fee the Company received ($22,500) as a result of executing an agreement with Medallion Financial Corp and Merrill Lynch to be a standby backup loan servicing agent, combined with income earned by Ameritrans ($65,073) on investments made from the proceeds of the Company's public offering. Also contributing to the increase in investment income was an increased loan portfolio balance of $57,094,341 at December 31, 2002 as compared to $55,653,678 at December 31, 2001. As a back-up servicer, the Company will earn an annual standby fee. If the agreement is activated by Merrill Lynch, the Company will become the primary servicer which will create an additional revenue source.

Operating Expenses

Operating expenses increased $164,157 for the six month period ended December 31, 2002 when compared with the similar period ended December 31, 2001. This increase was due to an increase in payroll costs of $94,599, legal fees of $54,708, foreclosure expenses of $120,171 and other administrative expenses of $196,742, offset by a decrease in interest costs of $305,563 which reflects lower interest charged on the Company's bank debt combined with the refinancing of its SBA debentures. The foreclosure expenses are incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago so that the Company can repossess and resell the medallions. Write off and depreciation of interest and loans receivable and losses on assets acquired for the six month period ended December 31, 2002 increased $102,009 when compared with the six months ended December 31, 2001.

The increase in write off and depreciation of interest and loans receivable is primary due to the increase in the Chicago loan portfolio delinquencies and defaults, which is attributed to the economic slowdown and the effects of September 11, 2001 on the Chicago taxi industry. Activities in connection with the Chicago operations are as follows: a) $38,325 of charge off of principal due to losses on 10 of the 20 completed Chicago medallion foreclosures that occurred in the six months ended December 31, 2002, b) $90,200 of accrued interest on the completed Chicago medallion foreclosures was written off and, c) the Company did not accrue an additional $40,817 of interest on certain foreclosed Chicago medallion loans. In addition, the Company increased its unrealized depreciation on interest receivable for potential losses on the remaining Chicago taxi medallion loans that were in default by an additional net amount of $47,817 for the six months ended December 31, 2002.

Results of Operations

For the Three Months ended December 31, 2002 and 2001

Total investment income

The Company's investment income for the three months ended December 31, 2002 increased to $1,588,869 from $1,473,801, or 7.8%, when compared to the three month period ended December 31, 2001. This increase is mainly due to income earned by Ameritrans of $33,992 on investments made from the proceeds of the Company's public offering completed in April 2002. Also contributing to the increase in investment income was an increased loan portfolio balance of $57,094,341 at December 31, 2002 as compared to $56,219,129 at September 30, 2002.

Operating Expenses

Operating expenses increased $104,031 for the three month period ended December 31, 2002 when compared with the similar period ended December 31, 2001. This increase was due primarily to an increase in payroll costs of $29,268, legal fees of $38,868, foreclosure expenses of $41,985 and other administrative expenses of $105,224, offset by a decrease in interest costs of $105,314. Write off and depreciation of interest and loans receivable and losses on assets acquired for the three month period ended December 31, 2002 increased $74,825 when compared with the similar period in the prior year.

Balance Sheet and Reserves

Total assets increased $2,745,400 as of December 31, 2002 when compared with total assets as of June 30, 2002. This increase was due to cash generated by Elk's successful sales to the SBA of debentures in the amount of $2,050,000 and $3,000,000. Elk and the SBA entered into an agreement in January 2002 where the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by Elk prior to September 30, 2006. In July 2002 a new debenture payable to the SBA for $2,050,000 was drawn from the reserved pool of $12,000,000. In September 2002 Elk paid off a SBA debenture in the amount of $2,690,000 in order to reduce costs. In December 2002 Elk paid off an additional SBA debenture in the amount of $1,020,000 and also drew a new debenture in the amount of $3,000,000. In addition Elk drew down an additional $1,310,000 on its bank borrowings in order to finance expansion. On a consolidated basis, the Company increased its loans receivable by a net of $2,064,510 between June 30, 2002 and December 31, 2002. During this six months period, the Company also increased its receivable from debtors in satisfaction of loans by $65,266 and its equity investments by $147,311.

Liquidity

At December 31, 2002, 79% of Elk's indebtedness was represented by indebtedness to its banks and 21% by the debentures issued to the SBA with fixed interest rates ranging from 4.67% to 8.20%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

Our sources of liquidity are credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, loans receivable amortization and prepayments. Prepayments on loans receivable are influenced significantly by general interest rates, economic conditions and competition. As a RIC, both Elk and Ameritrans distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

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

                           PART II. OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Amended and Restated Employment Agreement by and between the Company and Gary Granoff dated December 31, 2002.

10.2 Amended and Restated Consulting Agreement by and between the Company and Gary Granoff dated December 31, 2002.

10.3 Amended and Restated Employment Agreement by and between the Company and Lee Forlenza dated December 31, 2002.

10.4  Master Note dated December 30, 2002 between Citibank, N.A. and the
      Company.

99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the period ending December 31, 2002.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERITRANS CAPITAL CORPORATION


Date: February 14, 2003                    By: /s/ Gary C. Granoff
                                               ---------------------------------
                                               Gary C. Granoff
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)

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

February 14, 2003