Form 10-Q
period 2003-03-31
AMERITRANS CAPITAL CORP
filed 2003-05-15
CIK 1064015

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes |X| No |_|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2003: 2,035,600

                         AMERITRANS CAPITAL CORPORATION

                                    FORM 10-Q

                                Table of Contents
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
           Consolidated  Balance  Sheets as of March 31, 2003
             (unaudited) and June 30, 2002 ...............................   1

           Consolidated Statements of Operations -- For the Three Months
             and Nine Months Ended March 31, 2003 and 2002 (unaudited) ...   3

           Consolidated  Statements of Cash Flows -- For the Nine
             Months Ended March 31, 2003 and 2002 (unaudited) ............   4

           Notes to Consolidated Financial Statements ....................   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................  13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .......  16

Item 4.  Controls and Procedures .........................................  16

Part II.  OTHER INFORMATION ..............................................  17

Item 6.  Exhibits and Reports on Form 8-K ................................  17

         Signatures ......................................................  17

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2003 (Unaudited) and June 30, 2002

                                     ASSETS

                                             March 31, 2003    June 30, 2002
                                             --------------    -------------
Loans receivable                              $ 56,973,994      $ 55,029,831
Less: unrealized depreciation on
   loans receivable                               (238,500)         (238,500)
                                              ------------      ------------

                                                56,735,494        54,791,331
Cash and cash equivalents                          763,213           774,062
Accrued interest receivable, net of
   unrealized depreciation of $399,000
   and $206,272 respectively                     1,465,484         1,197,075
Assets acquired in satisfaction of loans           942,189         1,108,088
Receivables from debtors on sales of
   assets acquired in satisfaction of loans        431,258           367,271
Equity securities                                  964,563           443,327
Furniture, fixtures and leasehold
   improvements, net                               168,333           107,757
Prepaid expenses and other assets                  487,652           219,305
                                              ------------      ------------

        TOTAL ASSETS                          $ 61,958,186      $ 59,008,216
                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  March 31, 2003 (Unaudited) and June 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31, 2003   June 30, 2002
                                              --------------   -------------
LIABILITIES
   Debentures payable to SBA                  $  9,200,000      $  7,860,000
   Notes payable, banks                         35,780,000        33,720,000
   Accrued expenses and other liabilities          436,761           434,339
   Accrued interest payable                        127,229           258,358
   Dividends payable                                84,375            68,438
                                              ------------      ------------

        TOTAL LIABILITIES                       45,628,365        42,341,135
                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock 500,000 shares authorized,
      none issued or outstanding                        --                --
   9 3/8% Cumulative participating
      preferred stock $.01 par value,
      $12.00 face value, 500,000 shares
      authorized; 300,000 shares issued
      and outstanding                            3,600,000         3,600,000
   Common stock, $.0001 par value:
      5,000,000 shares authorized;
      2,045,600 shares issued and
      2,035,600 shares outstanding,                    205               205
   Additional paid-in-capital                   13,869,545        13,869,545
   Accumulated deficit                          (1,040,387)         (703,127)
   Accumulated other comprehensive loss            (29,542)          (29,542)
                                              ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY              16,399,821        16,737,081
                                              ------------      ------------
   Treasury stock, at cost, 10,000
      shares common stock                          (70,000)          (70,000)
                                              ------------      ------------
        NET STOCKHOLDERS' EQUITY                16,329,821        16,667,081
                                              ------------      ------------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                $ 61,958,186      $ 59,008,216
                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

       For the Three Months and Nine Months Ended March 31, 2003 and 2002

                                             Three Months Ended  Three Months Ended   Nine Months Ended   Nine Months Ended
                                                March 31, 2003      March 31, 2002     March 31, 2003      March 31, 2002
                                             ------------------  ------------------   -----------------   -----------------
INVESTMENT INCOME
     Interest on loans receivable                 $ 1,499,081         $1,533,452        $ 4,593,638          $4,433,111
     Fees and other income                             48,604            104,855            151,149             204,328
                                                  -----------         ----------        -----------          ----------

       TOTAL INVESTMENT INCOME                      1,547,685          1,638,307          4,744,787           4,637,439
                                                  -----------         ----------        -----------          ----------

OPERATING EXPENSES
     Interest                                         555,249            652,857          1,622,264           2,025,435
     Salaries and employee benefits                   220,055            215,292            654,103             554,741
     Legal fees                                        82,152             84,708            235,415             183,263
     Miscellaneous administrative expenses            331,886            281,296            954,472             706,440
     Loss on assets acquired in
       satisfaction of loans, net                      57,800             14,494             72,464              64,660
     Directors' fee                                    11,750              6,375             27,250              19,075
     Foreclosure expenses                             161,667                 --            281,838                  --
     Write off and depreciation of
        interest and loans receivable                 220,530            161,088            412,884             215,931
                                                  -----------         ----------        -----------          ----------

TOTAL OPERATING EXPENSES                            1,641,089          1,416,110          4,260,690           3,769,545
                                                  -----------         ----------        -----------          ----------
       (LOSS) INCOME BEFORE INCOME TAXES              (93,404)           222,197            484,097             867,894
                                                  -----------         ----------        -----------          ----------
INCOME TAXES                                            4,443              6,526             15,926               7,596
                                                  -----------         ----------        -----------          ----------
       NET (LOSS) INCOME                              (97,847)           215,671            468,171             860,298
                                                  -----------         ----------        -----------          ----------

DIVIDENDS ON PREFERRED STOCK                          (84,375)                --           (253,125)                 --
                                                  -----------         ----------        -----------          ----------
       NET (LOSS) INCOME AVAILABLE TO COMMON
          STOCKHOLDERS                            $  (182,222)        $  215,671        $   215,046          $  860,298
                                                  -----------         ----------        -----------          ----------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                             2,035,600          1,745,600          2,035,600           1,745,600
                                                  ===========         ==========        ===========          ==========

- Diluted                                           2,035,600          1,745,600          2,035,600           1,745,600
                                                  ===========         ==========        ===========          ==========

NET (LOSS) INCOME PER COMMON SHARE
- Basic                                           $     (0.09)        $     0.12        $      0.11          $     0.49
                                                  ===========         ==========        ===========          ==========

- Diluted                                         $     (0.09)        $     0.12        $      0.11          $     0.49
                                                  ===========         ==========        ===========          ==========

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                For the Nine Months Ended March 31, 2003 and 2002

                                                    March 31, 2003   March 31, 2002
                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $   468,171      $   860,298
                                                     -----------      -----------
   Adjustments to reconcile net
      income to net cash used in
      operating activities:
      Depreciation and amortization                       23,187           49,084
   Change in assets and liabilities
      Accrued interest receivable                       (268,409)        (351,845)
      Prepaid expenses and other assets                 (268,347)        (812,840)
      Accrued expenses and other liabilities               2,422          (82,558)
      Accrued interest payable                          (131,129)         (96,429)
                                                     -----------      -----------
        TOTAL ADJUSTMENTS                               (642,276)      (1,294,588)
                                                     -----------      -----------
          NET CASH USED IN
             OPERATING ACTIVITIES                       (174,105)        (434,290)
                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans receivable,
      assets acquired in satisfaction of
      loans and receivables from debtors
      on sales of assets acquired in
      satisfaction of loans                           (1,842,256)         704,063
   Purchase of equity securities                        (521,226)         (50,025)
   Acquisition of furniture, fixtures and
      leasehold improvements                             (83,763)         (20,960)
                                                     -----------      -----------
          NET CASH (USED IN) PROVIDED BY
             INVESTING ACTIVITIES                     (2,447,245)         633,078
                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, banks, net             2,060,000          750,000
   Proceeds from debentures payable, SBA               5,050,000               --
   Payments of debentures payable, SBA                (3,710,000)              --
   Dividends paid                                       (789,499)        (785,520)
                                                     -----------      -----------
          NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                      2,610,501          (35,520)
                                                     -----------      -----------

   The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                For the Nine Months Ended March 31, 2003 and 2002

                                            March 31, 2003   March 31, 2002
                                            --------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                   (10,849)         163,268

CASH AND CASH EQUIVALENTS - Beginning            774,062          575,229
                                               ---------        ---------

CASH AND CASH EQUIVALENTS - Ending             $ 763,213        $ 738,497
                                               =========        =========

                    Supplemental noncash financing activity:

During the nine months ended March 31, 2003, the Company accrued a preferred stock cash dividend of $84,375 for the quarter ended March 31, 2003.

   The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 -- Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheets of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of March 31, 2003, the related statements of operations for the three and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Commission.

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

                                Reclassifications

Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three and nine months ended March 31, 2003. These reclassifications have no effect on previously reported net income.

                                  Income Taxes

The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2003, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

                              Net Income Per Share

Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share "EPS" is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents have been excluded from the weighted average shares for the three and nine months ended March 31, 2003 and 2002 as inclusion is anti-dilutive. At March 31, 2003 the Company had 122,224 options and 300,000 warrants outstanding.

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

SIGNIFICANT ACCOUNTING POLICIES

                          New Accounting Pronouncements

On December 31, 2002, the FASB issued SFAS No.148 ("SFAS 148"), "Accounting for stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock -Based Compensation", to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB opinion No. 25. The Company will continue to account for stock-based compensation according to APB opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock based compensation for the nine months ended March 31, 2003 and 2002.

New Accounting Pronouncements - cont.

In November 2002, the FASB issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The requirements did not have a significant impact on the Company's Consolidated Financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its results of operations and financial condition.

NOTE 2 -- Debentures Payable to SBA

At March 31, 2003 and June 30, 2002 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:


                                            Current         3/31/03           6/30/02
                                           Effective       Principal         Principal
  Issue Date            Due Date         Interest Rate       Amount            Amount
  ----------            --------         -------------       ------            ------
September 1993       September 2003         6.12(1)        $1,500,000        $1,500,000
September 1993       September 2003         6.12            2,220,000         2,220,000
September 1994       September 2004         8.20(4)                --         2,690,000
June 1996            June 2006              7.71(5)                --         1,020,000
March 1997           March 2007             7.38(2)           430,000           430,000
July 2002            September 2012         4.67(3)         2,050,000                --
December 2002        March 2013             4.63(3)(6)      3,000,000                --
                                                           ----------        ----------
                                                           $9,200,000        $7,860,000
                                                           ==========        ==========

(1)   Interest rate was 3.12% from inception through September 1998.

(2) Elk is also required to pay an additional annual user fee of 1% on this debenture.

(3) Elk is also required to pay an additional annual user fee of 0.87% on this debenture.

(4)   The loan was prepaid in full during September 2002.

NOTE 2 -- Debentures Payable to SBA - cont.

(5)   The loan was prepaid in full during December 2002.

(6) The interim interest rate assigned for the interim period of December 5, 2002 through March 26, 2003 was 1.927%. The fixed interest rate of 4.628% was determined by the SBA's pooling on March 26, 2003.

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

During July 2002, a new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $2,050,000 with an interim interest rate of 2.351%. The fixed rate of 4.67% was determined on the pooling date of September 25, 2002. In addition to the fixed rate, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.54% before applicable amortization of points and fees.

During December 2002, another new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $3,000,000 with an interim interest rate of 1.927%. The fixed rate of 4.628% was determined on the pooling date of March 26, 2003. In addition to the fixed interest rate, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.498% before applicable amortization of points and fees.

NOTE 3 -- Notes Payable to Banks

At March 31, 2003 and June 30, 2002, Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At March 31, 2003 and June 30, 2002, the Company had $35,780,000 and $33,720,000 respectively, outstanding under these lines. The loans mature through November 2003. The loans bear interest based on Elk's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates minus 1/2% plus certain fees. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements, Elk is required to comply with certain terms, covenants and conditions. Elk pledged its loans receivable and other assets as collateral for the above lines of credit. Ameritrans also guaranteed and pledged its assets for the Elk bank loans.

NOTE 4 -- Commitments and Contingencies

Interest Rate Swap

On June 11, 2001, Elk entered into an interest rate Swap transaction for $15,000,000 with a bank expiring June 11, 2003. On February 11, 2003, Elk purchased another interest rate Swap contract for $5,000,000 with the same bank expiring February 11, 2005. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transactions call for a fixed rate of 4.95% and 2.06%, respectively, (plus 150 basis points) for Elk and if the floating one month LIBOR rate is below the fixed rate then Elk is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay Elk for the differences in rates. The effective fixed costs on the outstanding bank debt that was Swapped, including the 150 basis points, is 6.45% and 3.56%, respectively. The fair value of the derivative was not material at March 31, 2003 and June 30, 2002.

Loan Commitments

At March 31, 2003 and June 30, 2002 the Company had commitments to make loans totaling approximately $3,276,500 and $1,515,297, respectively, at interest rates ranging from 6.0% to 17.5%. Approximately $1,015,500 of the March 31, 2003 commitment is comprised of the refinancing of existing loans in the outstanding portfolio.

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

During November 2001, the Company also entered into a consulting agreement dated July 1, 2001 with the executive discussed above, which was subsequently amended by an agreement dated December 31, 2002. The consulting agreement does not become effective and does not commence unless and until the employment agreement is terminated due to (i) the executive's voluntary resignation from the Company or (ii) a notice of non-renewal of the employment

Employment Agreements - cont.

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

Additionally, during November 2001, the Company entered into employment agreements with five (5) other executives. The Company subsequently amended two of the employment agreements by agreements dated December 31, 2002. The two amended employment agreements are for an initial term which expires on July 1, 2008 but which shall be automatically renewed for five (5) years unless either the Company or the executive gives notice of non-renewal. The remaining three employment agreements, two of which are dated January 1, 2002 and the third as of October 1, 2001, are for terms of five (5) years but are also automatically renewed for five (5) years unless either the Company or the executive gives notice of non-renewal. The five employment agreements provide for minimum salaries of, in the aggregate, $372,800 per annum, which increases to $415,000 per annum as of July 1, 2003, and thereafter increases yearly, plus annual bonuses. The agreements provide for confidentiality and non-competition for the term of the agreements, and non-solicitation during the term of the agreements and for one (1) year thereafter.

NOTE 5 -- Other Matters

Quarterly Dividend

The Company's Board of Directors declared a dividend of $0.28125 per share, or an aggregate of $84,375, on September 20, 2002 on the Company's 9 3/8% cumulative participating redeemable Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2002 through September 30, 2002. The dividend was paid on October 7, 2002 to all holders of the Participating Preferred Stock of record as of September 30, 2002.

The Company's Board of Directors declared a dividend of $0.28125 per share, or an aggregate of $84,375, on December 23, 2002 on the Company's Participating Preferred Stock for the period October 1, 2002 through December 31, 2002. The dividend was paid on January 28, 2003 to all holders of the Participating Preferred Stock of record as of December 31, 2002.

The Company's Board of Directors declared a dividend of $0.28125 per share, or an aggregate of $84,375, on March 21, 2003 on the Company's Participating Preferred Stock for the period January 1, 2003 through March 31, 2003. The dividend was paid on April 10, 2003 to all holders of the Participating Preferred Stock of record as of March 31, 2003.

Quarterly Dividend - cont.

On September 26, 2002, the Company's Board of Directors declared a dividend of $0.06 per share of Common Stock for the period April 1, 2002 through June 30, 2002, and a dividend based on estimated earnings for the period July 1, 2002 through September 30, 2002 of $0.11 per share of Common Stock for an aggregate of $0.17 per share or $347,752. The dividend was paid on October 16, 2002 to stockholders of record as of October 7, 2002.

On January 10, 2003, the Company's Board of Directors declared a dividend of $0.10 per share of Common Stock, or an aggregate of $204,560, for the period October 1, 2002 through December 31, 2002. The dividend was paid on January 28, 2003 to stockholders of record as of January 20, 2003.

The Company's Board of Directors did not declare a dividend on the Common Stock for the period January 1, 2003 through March 31, 2003 in view of the Company's reported loss for the quarter.

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

Elk primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged. Elk also makes loans and investments to persons who qualify under SBA regulations as non-disadvantaged. Elk's primary lending activity is to originate and service loans collateralized by Chicago, New York City, Boston, and Miami Taxicab Medallions. Elk also makes loans and investments in other diversified businesses. At March 31, 2003, 75.75% of Elk's portfolio was invested in loans secured by taxi medallions and 24.25% of Elk's loans were to other diversified businesses.

From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the Company's public offering completed in April 2002.

Results of Operations for the Nine Months Ended March 31, 2003 and 2002

Total Investment Income

The Company's investment income for the nine months ended March 31, 2003 increased $107,348 or 2.3% as compared with the nine months ended March 31, 2002. This increase was mainly due to the Backup Services Fee the Company received ($22,500) as a result of executing an agreement with Medallion Financial Corp and Merrill Lynch to be a standby backup loan servicing agent, combined with income earned by Ameritrans ($99,772) on investments made from the proceeds of the Company's public offering. As a back-up servicer, the Company will earn an annual standby fee. If the agreement is activated by Merrill Lynch, the Company will become the primary servicer which will create an additional revenue source. There can be no assurances however that this agreement will be activated by Merrill Lynch.

Operating Expenses

Operating expenses increased $286,388 for the nine month period ended March 31, 2003 when compared with the similar period ended March 31, 2002. This increase was due to an increase in payroll costs of $99,362, legal fees of $52,152, foreclosure expenses of $281,838 and other administrative expenses of $248,032, offset by a decrease in interest costs of $403,171, which reflects lower interest charged on the Company's bank debt combined with the refinancing of its SBA debentures. The foreclosure expenses are incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago so that the Company can repossess and resell the medallions. Write off and depreciation of interest and loans receivable and losses on assets acquired for the nine month period ended March 31, 2003 increased $204,757 when compared with the nine months ended March 31, 2002.

As a result of the losses sustained by the Company on foreclosure sales of Chicago taxi medallions, the Company at June 30, 2002 instituted an accounting policy that charged off all losses on the resale of each individual medallion sold, as sales were completed, but maintained the Company's legal claims against the borrowers and guarantors of the loans for the remaining amounts they owed to the Company. The Company estimated it would recover ten percent (10%) of the value of these legal claims through collection proceedings. The Company has engaged counsel in Chicago to actively pursue these claims. The carrying value of these amounts were $ 93,728 and $ 131,773 at June 30, 2002 and March 31, 2003, respectively, and are recorded as a miscellaneous receivable. The final amount recorded at March 31, 2003 reflects a change in management's estimate of the amount collectable to be eight percent (8%) of the value of the legal claims, and further reflects a discount of the eight percent (8%) estimated to be collectible by a present value factor of 5.25% (the Company's cost of funds) over the estimated time period of collection which management expects to be three (3) years. The Company intends to review these estimates from time to time and to make appropriate adjustments based upon actual collection experience.

The increase in write off and depreciation of interest and loans receivable is primarily due to the increase in Chicago loan portfolio delinquencies and defaults, which is attributed to the economic slowdown and the effects of September 11, 2001 on the Chicago taxi industry. Activities in connection with the Chicago operations are as follows: a) $50,018 of charge off of principal due to losses on 14 of the 28 completed Chicago medallion foreclosures that occurred in the nine months ended March 31, 2003, b) $189,362 of accrued interest on the completed Chicago medallion foreclosures was written off and, c) the Company did not accrue an additional $40,817 of interest on certain foreclosed Chicago medallion loans. In addition, the Company increased its unrealized depreciation on interest receivable for potential losses on the remaining Chicago taxi medallion loans that were in default by an additional net amount of $192,728 for the nine months ended March 31, 2003. As mentioned above, the foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $281,838 for the nine months ended March 31, 2003. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which was required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers.

Results of Operations

for the Three Months Ended March 31, 2003 and 2002

Total Investment Income

The Company's investment income for the three months ended March 31, 2003 decreased to $1,547,685 from $1,638,307, or 5.5%, when compared to the three month period ended March 31, 2002. This is mainly due to income earned by Ameritrans of $34,699 on investments made from the proceeds of the Company's public offering completed in April 2002, offset by the rise in non-accrual in Chicago loans.

Operating Expenses

Operating expenses increased $122,231 for the three month period ended March 31, 2003 when compared with the quarter ended March 31, 2002. This increase was due primarily to an increase in foreclosure expenses of $161,667 and other administrative expenses of $55,965, offset by a decrease in interest costs of $97,608. Write off and depreciation of interest and loans receivable and losses on assets acquired for the three month period ended March 31, 2003 increased $102,748 when compared with the three months ended March 31, 2002.

Balance Sheet and Reserves

Total assets increased $2,949,970 as of March 31, 2003 when compared with total assets as of June 30, 2002. This increase was partly due to cash generated by Elk's successful sales to the SBA of debentures in the amount of $2,050,000 and $3,000,000. Elk and the SBA entered into an agreement in January 2002 where the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by Elk prior to September 30, 2006. In July 2002 a new debenture payable to the SBA for $2,050,000 was drawn from the reserved pool of $12,000,000. In September 2002, Elk paid off a SBA debenture in the amount of $2,690,000 in order to reduce costs. In December 2002, Elk paid off an additional SBA debenture in the amount of $1,020,000 and also drew a new debenture in the amount of $3,000,000. In addition, Elk drew down an additional $2,060,000 on its bank borrowings in order to finance expansion. On a consolidated basis, the Company increased its loans receivable by a net of $1,944,163 between June 30, 2002 and March 31, 2003. During this nine month period, the Company also increased its receivable from debtors in satisfaction of loans by $63,987 and its equity investments by $521,236.

Liquidity

At March 31, 2003, 80% of Elk's indebtedness was represented by indebtedness to its banks and 20% by the debentures issued to the SBA with fixed interest rates ranging from 4.63% to 7.38% before annual user fees which range from 0.87% to 1% and before amortization of points and fees. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

Our sources of liquidity are credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, loans receivable amortization and prepayments. Prepayments on loans receivable are influenced significantly by general interest rates, economic conditions and competition.

As a RIC, both Elk and Ameritrans distribute at least 90% of their investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the general instructions to Rule 305 of Regulation S-K, the qualitative and quantitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Promissory Note dated March 3, 2003 between Elk and Bank Leumi and Letter Agreement dated March 11, 2003 between the aforementioned parties.

10.2 Letter Agreement renewing line of credit for Elk with IDB Bank dated April 30, 2003.

99.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the period ending March 31, 2003.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERITRANS CAPITAL CORPORATION

Date: May 15, 2003                         By: /s/ Gary C. Granoff
                                             ---------------------------------
                                               Gary C. Granoff
                                               Chief Financial Officer
                                              (Principal Financial Officer and
                                               Chief Accounting Officer)

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

                                  May 15, 2003