Form 10-K
period 2003-06-30
AMERITRANS CAPITAL CORP
filed 2003-10-08
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 2003

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

       9 3/8% Participating Redeemable Preferred Stock (face value $12.00)

                     Warrants exercisable into Common Stock

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of October 7, 2003 was approximately $4,753,685 based on the last sale price of the Registrant's Common Stock on the Nasdaq SmallCap Market as of the close of business on October 7, 2003. There were 2,035,600 shares of the Registrant's Common Stock outstanding as of October 7, 2003.

                         AMERITRANS CAPITAL CORPORATION

                          2003 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                           Page
                                                                           ----
PART I ...................................................................   1
     ITEM 1. BUSINESS OF AMERITRANS ......................................   1
     ITEM 2. PROPERTIES ..................................................  26
     ITEM 3. LEGAL PROCEEDINGS ...........................................  27
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  27

PART II ..................................................................  27
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS .................................  27
     ITEM 6. SELECTED FINANCIAL DATA .....................................  29
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS .........................  31
     ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK .................................................  39
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................  39
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES ........................  39
     ITEM 9A.CONTROLS AND PROCEDURES .....................................  40

PART III .................................................................  40
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........  40
     ITEM 11. EXECUTIVE COMPENSATION .....................................  45
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ................................................  52
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............  56

PART IV ..................................................................  57

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K ..................................................  58

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS .................  58

SIGNATURES ...............................................................  60

                                     PART I

ITEM 1. BUSINESS OF AMERITRANS

                                    BUSINESS

GENERAL

Ameritrans Capital Corporation (the "Company", "Ameritrans", "our", "us", or "we") was formed in 1998 to engage in lending and investment activities, primarily with small and medium-sized businesses, directly and through subsidiaries. On December 16, 1999, Ameritrans acquired Elk Associates Funding Corporation ("Elk") in a one-for-one share exchange in which Elk stockholders received shares of common stock of Ameritrans, and Elk became a wholly-owned subsidiary. Elk is a "small business investment company," or "SBIC," formed in 1979 and licensed by the U.S. Small Business Administration ("SBA") in 1980.

Elk makes loans to the owners of taxi medallion businesses in the Chicago, New York City, Miami and Boston markets and to other small businesses. Elk has never experienced any material losses of principal in connection with taxi financings but from time to time has experienced some small losses of principal on its taxi medallion lending operations. Loans made to finance the purchase or continued ownership of taxi medallions, taxis and related assets represented approximately 76% of Elk's loan portfolio as of June 30, 2003. Loans made to finance the acquisition and/or operation of other small businesses constitute the balance of Elk's loan portfolio.

From inception through April 2002, our only activities have been the operation of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the public offering of 300,000 units, each unit of which was comprised of one share of common stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock") and one warrant exercisable into one share of common stock for five (5) years at an exercise price of $6.70 (the "Warrant"), which was completed in April 2002 (the "Unit Offering"). Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operations of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors, and the same individuals are the executive officers and directors of both companies.

In addition, both Ameritrans and Elk have elected to be treated as "regulated investment companies," or "RICs," for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. As a RIC we qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder. Ameritrans has paid common dividends to its shareholders since its inception with the exception of the three month periods ended June 30, 2000, September 30, 2000, March 31, 2003, June 30, 2003 and September 30, 2003. All preferred dividends have been duly paid each quarter.

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

Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2003 totaled $697,144 or 1.16% of total assets. Elk may make additional equity investments. However, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets. Elk has three (3) wholly-owned subsidiaries. EAF Holding Corporation, formed in 1992, the sole activities of which are to own and operate certain real estate assets acquired in satisfaction of loans. EAF Enterprises LLC and Medallion Management Auto LLC were formed in June 2003 to take title to some of our remaining Chicago foreclosure medallions, and to thereafter lease them out to taxi drivers on a 36-month lease, the terms of which will also provide the lessee with an option to purchase the medallion at $60,000, less credit given for any future payments required to be paid to maintain the option in full force and effect. In order to lease the medallion, Medallion Auto Management LLC will also purchase a taxi vehicle and lease the vehicle to the operator whereby the operator will own the vehicle for a nominal payment at the end of the term of the lease, or have an option to purchase the vehicle for its then unamortized cost.

TAXI MEDALLION FINANCE INDUSTRY AND MARKET OVERVIEW

CHICAGO TAXI MEDALLION INDUSTRY AND MARKET. As part of its geographic diversification strategy, Elk studied the Chicago taxi medallion market in 1994, and began making loans in Chicago in April, 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division. The number of taxi medallions is limited by city ordinances, and until 1988, these ordinances gave control of the majority of the medallions to the two largest taxi operators in Chicago, Yellow Cab Co., and Checker Taxi Co., Inc. Since 1988, the taxi industry in Chicago has shifted toward more individual ownership. Over the succeeding 10 years, the Yellow Cab Co. and Checker Taxi Co., Inc., pursuant to a settlement of an anti-trust legal action, gave 1,300 medallions back to the City, and the City added 100 medallions each year. These medallions were distributed in a lottery system to taxi drivers who had never owned a medallion. By July, 1997, there were a total of 5,700 medallions issued in Chicago, of which Yellow Cab Co. owned approximately 2,071, and the remaining 3,629 were owned by individual owner drivers, or by individual operators who had purchased multiple medallions.

In December, 1997, the City Council increased the number of medallions by 1,000 additional medallions, which were issued over a period of three years from 1998 through the end of the year 2000. Of these medallions, 500 were issued in lotteries to taxi drivers who never owned a medallion, and the other 500 were auctioned to the highest bidder. In the November 1998 auction of 150 medallions, there were 499 bids to purchase medallions. The winning bid prices ranged from $57,000 to $63,000 per medallion, which was approximately the same as open market prices for taxi medallions that were sold in Chicago at that time. In the August, 1999 auction of 150 medallions, the winning bid prices ranged from $65,000 to $70,000.

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

On January 21, 1999, the Yellow Cab Co. auctioned 175 medallions in a sealed bid auction at prices equal to the current open market value price for medallions. Subsequent to January, 1999, Yellow Cab Company continued to sell medallions that it owned, and we estimate that they have sold approximately 1,300 additional medallions to owner drivers, who they continue to service through their taxi affiliation and through the Yellow Cab Company operations. We believe that the sale of these additional medallions by Yellow Cab Company to owner-drivers will continue to offer additional financing opportunities for the Company to service their financing needs. Yellow Cab Company is continuing to sell medallions in the market at this time.

It has been our experience that as the Chicago market has expanded, it has also become more competitive with more lenders entering the market. In addition, as the City of Chicago and now Yellow Cab Co. supply medallions to the market place, we expect that the taxi medallion market will continue to grow, with more and more owner-drivers and individual owner-operators of multiple medallions. To the extent that there are more owner-operators and individual owner-operators of multiple medallions in the market, we believe that there will be increased opportunities for us to serve this market.

Since 2001 the Chicago taxi medallion market has significantly weakened due to the general economic slowdown and the events of September 11, 2001. The result of the economic slowdown caused a large number of medallion loans to go into default and caused a large number of foreclosure sales. The Company for the first time in 23 years experienced a large number of medallion loan defaults and foreclosures.

Chicago city regulations set forth certain qualifications that all owners of taxi medallions must meet, and require that all security interests in medallions be registered with the Department of Consumer Services. The Department of Consumer Services is also involved (along with the City Council) in setting taxi fares, and in setting maximum lease rates that may be charged by owners to lessees of taxis, who drive them on a daily, weekly, or monthly basis.

CHICAGO MARKETING STRATEGY FOR MEDALLION FINANCING. At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions. Due to the current economic difficulties in the Chicago market, Elk's most recent experience has been that medallions were selling for between $53,000 and $58,000 per medallion. Elk is reselling its foreclosed medallions for approximately $58,000 per medallion, for which it provides full financing to the purchaser. Previously, the City of Chicago imposed a 5% transfer tax on a medallion held for two years or more, a 10% transfer tax on a medallion held for between one and two years, and a 25% transfer tax on a medallion held less than one year. In November 2000 this ordinance was reduced to 10% for the first year and 5% thereafter, and imposed a flat 5% for any foreclosure sale. The recent imposition of the transfer taxes, in addition to being a source of revenue to the City, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis. As of June 30, 2003, the total principal amount of our outstanding taxi loans in Chicago was $23,184,463.

Elk recently set up two additional subsidiary entities and anticipates setting up more entities as needed to take title to approximately 35 of our remaining foreclosure medallions, and to thereafter lease them out to taxi drivers on a 36-month lease, the terms of which will also provide the lessee with an option to purchase the medallion at $60,000, less credit given for any future payments required to be paid to maintain the option in full force and effect. In order to lease the medallion, we will also purchase a taxi vehicle and lease the vehicle to the operator whereby the operator will own the vehicle for a nominal payment at the end of the 36-month term of the lease or have an option to purchase the vehicle for its then unamortized value. By entering into the lease program with options to purchase, we believe that we will maximize our cash flow and develop a current income return on these assets that is favorable when compared with the gross interest income we would receive on a similar transaction that was structured as a sale with a loan by us to the purchaser.

We are also contemplating entering into agreements with large operators of taxi medallions whereby one of our subsidiaries would take title to approximately 35 additional foreclosed medallions and lease them to a medallion operator. Unlike the above structure, the medallion operator would not be given an option to purchase the medallions.

We presently have discussions underway to sell approximately 62 defaulted foreclosed medallions. We are also continuing to finance taxi medallion transactions in Chicago to our existing non-defaulting borrowers and to other potential borrowers who qualify.

THE NEW YORK CITY TAXI MEDALLION INDUSTRY AND MARKET. Under current law, the number of taxi medallions that may be issued by New York City is limited to 12,187. The City, however, has proposed selling an additional 900 medallions over the course of three years. Under the proposal the City would auction 300 medallions each year. The New York City Taxi and Limousine Commission (the "TLC") is presently conducting an environmental impact study on this plan.

There are two types of medallions: corporate and individual owner-driver. Of the present total of 12,187 medallions, 7,058 are corporate medallions and 5,129 are for individually owned cabs. A corporate medallion is issued for a cab owned by a corporation that owns a minimum of two cabs and two corporate medallions (i.e., one corporate medallion per cab). An individual owner-driver may not own more than one cab and one medallion. Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called "minifleet").

Only 11,787 medallions could be issued until August 8, 1995, when a law permitting the issuance of up to 400 additional taxi medallions over a three-year period went into effect. The TLC conducted the sale of 133 medallions in May 1996, 133 medallions in October 1996, and 134 medallions on October 1, 1997. Of these new medallions, 160 were sold to individuals and the balance to minifleets in lots of two.

At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. According to the most recent data provided by the TLC, provided as of May 2003, individual medallions are selling for approximately $224,000 and corporate medallions are selling for approximately $259,000. However, Elk's most recent experience with corporate medallions has been that they are selling as of September 2003 for approximately $270,000. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

Based upon statistics obtained from the TLC, from 1989 through 1998, the number of corporate medallions that were resold by their holders varied each year from approximately 245 to 440, which suggests that there were between 122 and 220 minifleet corporations in need of financing each year, while the number of individual owner medallions sold each year varied from 250 to 415. Assuming that a typical minifleet financing for purchases of medallions might involve a sum of approximately $450,000, the dollar volume of New York City minifleet financings might range from $55 million to $99 million a year. Assuming that a typical individual medallion financing for a purchase of a medallion involves a sum of approximately $220,000, the dollar volume of New York City individual medallion financing might range from $55 million to $91 million a year.

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

NEW YORK MARKETING STRATEGY FOR MEDALLION FINANCING. Medallion transfers in the New York City market are usually handled through medallion brokers, who have frequent contact with taxi owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties. As of June 30, 2003, the total principal amount of outstanding taxi medallion loans in New York was $12,984,115.

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

By statute, the number of medallions issued in the City of Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when the City sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. The City of Boston auctioned another 75 medallions in September 1999 and 57 medallions in May of 2000. In 2001, the City sold an additional 20 medallions for handicap use, bringing the total of outstanding medallions to approximately 1,790. Current market prices of Boston medallions are approximately $200,000.

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

BOSTON MARKETING STRATEGY FOR MEDALLION FINANCING. The Boston taxi market services the City of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the Carriage News, a local trade newspaper, and the use of forwarding brokers. As of June 30, 2003, the total principal amount of our outstanding taxi loans in Boston was $2,241,768.

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

Until April 1999, each taxi operator in Metro-Dade County was required to obtain a "For-Hire" license. The number of licenses was limited to one license for each 1,000 residents in the county. With approximately 2,100,000 residents in the county, 2,100 licenses could have been issued; however, 1,879 have been issued to date and 27 are pending. In 1991, a For-Hire license loan program was approved, authorizing the use of loans to purchase (but not to refinance) licenses and taxis. Any lender must be a licensed lending institution authorized to do business in Florida. To the best of our knowledge, Elk is currently one of only six lending institutions that are authorized to make loans to the taxi industry in Metro-Dade County. Transfers of licenses and financing arrangements are subject to prior approval by the PTRD and the County Board of Commissioners.

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

According to official Metro-Dade County publications issued in the year 2000, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of from two to five licenses. The number of license transfers has been generally increasing in recent years, with a high of 197 transfers in 1997, with an average reported price of $51,658. Market prices have increased substantially since 1997. We estimate that the present market price of licenses/medallions in Metro-Dade County as of September 2003 is between $115,000 to $120,000 per medallion.

MIAMI AREA MARKETING STRATEGY FOR MEDALLION FINANCING. We believe that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will open a large new market for taxi medallion financing in the Miami area. Since this is an emerging market, we are currently developing strategies to develop contacts and market our financing to potential purchases of medallions, and in the event refinancing is permitted, to those owners who may wish to refinance their medallions in the future. As of June 30, 2003, the total principal amount of our outstanding taxi loans in the Miami area was $2,947,608.

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

We further believe that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Elk's other Commercial Loans are currently spread among other industries, including auto sales, retirement home, commercial construction, car wash, theater, restaurants, and financial services.

Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business, and Elk has originated Commercial Loans in principal amounts up to $1,000,000. Elk generally retains these loans, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans generated by other SBICs.

ELK'S LOANS

Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2003, ranged from 6.0% to 16% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the 1958 Act was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC. As such, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2003 more than 90% of Elk's loans and investments were to Disadvantaged Concerns.

Elk intends to continue to make loans to Disadvantaged Concerns, particularly in connection with the ownership of taxis and related assets in the New York City and Chicago markets. Elk also intends to diversify its activities by lending and investing in a broader range of Small Business Concerns.

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers.

Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lowest eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2003 was 19%. See "Regulation -- The Small Business Act of 1958."

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

TAXI MEDALLION FINANCING LOANS

A large portion of Elk's loans have been made to purchasers or owners of New York City taxi medallions. Since Elk commenced operations it has made over $175,000,000 of such loans. However, the New York market has become increasingly more competitive. Medallion prices in New York City dropped from $223,000 in July, 2000 for individual medallions to $200,000 by September 2002. Prices for individual medallions increased to $224,000 by May 2003, as reported by the TLC. Prices for corporate medallions fell from $257,000 per medallion in July, 2000, to $230,000 by September, 2002. According to the data provided by the TLC, as of May 2003, corporate medallions were selling for approximately $259,000. Elk's most recent experience, as of September 2003, is that corporate medallions are selling for approximately $270,000. Interest rates in the New York City market for taxi loans have recently dropped to six percent (6%) per annum. This has limited Elk's opportunities to make profitable loans or expand its activities in this market.

In 1995 and 1996 Elk began expanding its taxi lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased and continued to be profitable. During the time Elk has been making taxi loans in these markets, the market prices of medallions have generally been increasing. However, in Chicago the market price for medallions dropped approximately 15% during the fiscal year ended June 30, 2001. Since April 1995 when Elk began making loans in the Chicago taxi medallion market, the market value of a medallion increased from approximately $32,000 to a high of approximately $68,000. From July, 2000 through June, 2002, the market value of a Chicago taxi medallion decreased to approximately $50,000 to $60,000, depending on the terms and conditions of the cash or financed sale. As of September 2003, medallions are selling in a range of between $53,000 to $58,000 per medallion depending on financing and terms. Elk has made over $75,000,000 of loans to Chicago medallion owners since it began operations in Chicago. During the time Elk has been making taxi loans in Boston and the Miami area, the market price of medallions has increased from approximately $90,000 to $200,000 in Boston and from approximately $65,000 to between $115,000 and $120,000 in Miami.

As of June 30, 2003, $13,112,880, or 23.7%, of the aggregate principal amount of its outstanding loans of $55,306,678, represented loans made to finance the purchase or continued ownership of New York City taxi medallions and related assets; an aggregate of $23,184,463, or 41.9%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago, and the balance of $19,009,335 or 34.4% consisted of loans to various commercial borrowers, of which $2,241,768, or 4.1%, was invested in Boston taxi medallion financing and $2,947,608, or 5.3%, was invested in Miami taxi medallion financing. See " -- Loan Portfolio; Valuation," below.

Due to increasing competition, annual interest rates for new loans in the New York market are currently averaging 6.0%. Interest rates on Chicago taxi loans generally have ranged from 10% to 13% per year. With additional competition presently in the market place, it is expected that rates will range in the near term from 10% to 12% per year on new loans, depending upon the size of the loan, the repayment schedule, the balloon dates, the loan-to-value ratio, and the credit history of the borrower. Rates may be lowered to induce sales of our foreclosed medallions to purchasers of such medallions. In addition, most loans that Elk has made in Chicago have been for four to six year terms and are self-amortizing. With increased competition in the market, the term of the loan may be expected to increase to periods longer than six years. Interest rates on loans in the Boston market currently range from 7.25-11.5%, and in the Miami market currently range from 7.25-16%.

COMMERCIAL LOAN PORTFOLIO

Ameritrans began making diversified Commercial Loans in May 2002. At June 30, 2003, Ameritrans' Commercial Loan portfolio consisted of five loans totaling $671,883, of which two loans for $558,521 were to debt collection businesses, one loan for $60,000 was to a real estate business and two loans for $53,362 were to Florida taxi medallions. The proceeds of the loan to the debt collection business were used to purchase an interest in a pool of charged off credit card receivables.

Elk began making non-taxi Commercial Loans in 1985. Due to the effects of the nationwide recession of the early 1990's on the New York City metropolitan area economy, between 1990 and 1994 Elk suffered significant losses in its Commercial Loan portfolio. These losses were primarily written off against income earned by Elk on its taxi loan portfolio. By 1995, the local economy had improved and Elk again began making selective Commercial Loans, and its activities in this area have been increasing steadily. At June 30, 1995, Elk's Commercial Loans totaled $1,275,654, or 5.5%, of Elk's total loan portfolio, while at June 30, 2003, Elk's Commercial Loans totaled $13,201,437, or 24.2%, of Elk's total loan portfolio. On July 1, 2002, the Company had a beginning balance in its reserve of loss account of $238,500 and this balance remained unchanged for the year ended June 30, 2003. During the fiscal year ended 2003, the Company had total write offs and depreciation on interest and loans receivable of $852,512, most of which was attributable to the Chicago taxi medallion foreclosures.

At June 30, 2003, Elk's Commercial Loan portfolio consisted of 83 loans, of which 15 loans totaling $1,144,096 were to dry-cleaning businesses, 29 loans totaling $5,945,861 were to laundromat businesses, and 39 loans totaling $6,111,480 were to a variety of other small businesses. Loans to dry cleaners and laundromats represented 53.7% of the aggregate principal amount of Elk's Commercial Loans outstanding at June 30, 2003.

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

Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on New York City taxi medallion loans. The Company believes that the increased yield on Commercial Loans compensate for their higher risk relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 6% to 16%.

LOAN PORTFOLIO; VALUATION

The following table sets forth a classification of the Company's outstanding loans as of June 30, 2003:

                                               Number     Interest      Maturity Dates      Balance
    Type of Loan                              of loans     Rates         (In Months)      Outstanding
    ------------                              --------     -----         -----------      -----------
New York City:
  Taxi medallion                                  48      6 - 13%           2 - 49       $   12,984,115
  Radio car service                               16     11 - 13.5%         2 - 47              128,765

Chicago:
  Taxi medallion                                 503      9 - 14.9%         2 - 143          23,184,463

Boston:
  Taxi medallion                                  17     7.25 - 11.5%       11 - 48           2,241,768

Miami:
  Taxi medallion                                  74     7.25 - 16%          1 - 95           2,947,608

Other loans:
  Restaurant                                       6       10 - 12.5%        4 - 95             910,922
  Car Wash/Auto Center                             5      8.5 - 15%         47 - 60             631,203
  Dry Cleaner                                     15     6.75 - 14.5%        1 - 59           1,144,096
  Laundromat                                      29      7.5 - 14.25%       3 - 141          5,945,861
  Financial Services                               1         10%              60                252,781
  Black Car Service (real property)                2        10.25%            41                395,149
  Auto Sales                                       6       10 - 12%         12 - 44             596,206
  Movie Theater                                    1         16%              12                174,984
  Retirement home                                  2       14 - 16%         84 - 97             235,872
  Commercial construction                          4       13 - 14%         14 - 60             965,916
  Telecommunications                               1         12%              18                 75,085
  Leather Goods                                    1         14%              30                187,233
  Beverage distributor                             1        14.5%             91                211,874
  Marina                                           1        14.5%             34                224,247
  Plumbing & heating supplies                      1         14%              95                136,383
  Real Estate                                      2     13.5 - 15%         31 - 63             180,037
  Florist                                          1        7.25%             46                366,885
  Food Market                                      2       12 - 16%         48 - 72             391,895
  Debt Collection                                  2         10%            23 - 26             558,521
  Software Company                                 2          8%              39                 34,808
  Taxicab Distributor                              1          6%              36                200,000
                                                                                         --------------
                                                                                             13,819,959
                                                                                         --------------

  Total Loans Receivable                                                                     55,306,678

Less: Allowance for loan losses                                                                (238,500)
                                                                                         --------------

Loans Receivable, net                                                                    $   55,068,178
                                                                                         ==============

Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Ameritrans and Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio. The interest rates charged by Elk on its currently outstanding loans range from 6% to 16% per annum. As of June 30, 2003, the annual weighted average interest rate on Elk's loans was approximately 10.69%. The average term of Elk's currently outstanding loans is approximately 48 months.

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

COLLECTION EXPERIENCE -- Elk has not had a material loss of principal in any taxi medallion loan. From time to time, Elk has also experienced some small losses of principal on its taxi lending operations. Elk has also experienced some losses of principal in its diversified (non-taxi) loan portfolio. Likewise, its collection experience (timely payments, collections on foreclosure, etc.) with taxi medallion financings has historically been better than with its non-taxi loans. From 1991 through 1994, substantially all of Elk's provisions for loan losses and losses on assets acquired were related to business loans secured by real estate and to radio car loans. In addition, from 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. Since 1995, Elk has substantially increased its diversified loan portfolio, and its overall collection experience with these loans has improved, although it has experienced losses on selective loans.

During the twenty-four (24) months since September 11, 2001, the Chicago taxi market has suffered through an economic slowdown which caused approximately 35% of our Chicago taxi loans to default and the Company to commence foreclosure actions. When the tragic events of September 11, 2001 occurred, the Chicago market was in the process of absorbing 1,000 new medallions that had been sold by the city over the prior three years between 1998 and the end of the year 2000. As a result of the increase in supply of medallions and the reduction in demand for service, and corresponding reduction in revenues by taxi operators, the Company, as well as other lenders in the Chicago taxi medallion lending market, experienced a much greater rate of default in their Chicago loan portfolio than they had previously. It also became more difficult to resell these medallions due to the fall in their market prices from their high of $68,000 to $70,000 per medallion.

Market conditions began to improve during the first six months of 2002, during which the Company sold some of its defaulted medallions directly to buyers and through an arrangement with the Checker Taxi Association, Inc. By June 30, 2002, the Company had resold 30 Chicago taxi medallions. During the year ended June 30, 2003, an additional 35 Chicago taxi medallions were resold. In addition to the medallion sales, some taxi owners who had defaulted were able to reinstate their loans after paying certain fees and executing loan modification and reinstatement agreements, and, accordingly, began operating their taxis again.

As a result of the softness in the Chicago taxi market during the fiscal year, the Company increased its reserve on accrued interest receivable from $300,000 to $691,000. Although foreclosures have increased, the fair value of the collateral remained higher than the amount owed in nearly all cases and thus principal impairments have been small.

SOURCES OF FUNDS

Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2003, Elk maintained three lines of credit totaling $40,000,000 with an overall lending limit of $40,000,000. At June 30, 2003, Elk had $34,130,000 outstanding under these lines. The loans, which mature through November 2003, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rate minus 1/2% plus certain fees as of June 30, 2003. Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk is in compliance with all covenants and credit terms at June 30, 2003.

During January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003, another new debenture payable to the SBA was drawn in the amount of $5,000,000 with an interim interest rate of 1.682%. The long term fixed rate will be determined on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum that will also be charged making the rates 5.54% and 5.498% and 2.552% before applicable amortization of points and fees.

If interest rates rise, our cost of funds would increase while the rates on our outstanding loans to our borrowers remained fixed, and our profitability could decrease. In order to partially contain this risk, we have purchased interest rate Swaps. While these limit our exposure to upward movement in interest rates on our bank loans, they initially increase the effective interest rates that we pay on loans subject to these agreements. However, general rises in interest rates will reduce our interest rate spread in the short term on the floating portion of our bank debt that is not hedged by interest rate Swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense" and Note 13 of Notes to Consolidated Financial Statements.

Pursuant to the SBA Agreement, Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on the senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk's portfolio and on a temporary basis, until March 1, 2002, up to 85% of performing taxi medallion loans. Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.

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

EMPLOYEES

As of June 30, 2003, we employed a total of ten employees. This includes a temporary increase of one clerk in June 2003 to assist with some administrative projects. The temporary employee was terminated during August 2003.

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

(a) ISSUANCE OF SENIOR SECURITIES. Elk may issue subordinated debentures to the SBA in the maximum amounts permissible under the 1958 Act and the applicable regulations. Elk has no preferred stock authorized.

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

(c) Ameritrans will not (i) underwrite securities issued by others (except to the extent that it may be considered an "underwriter" within the meaning of the Securities Act in the disposition of restricted securities), (ii) engage in short sales of securities, (iii) purchase securities on margin (except to the extent that it may purchase securities with borrowed money), (iv) write or buy put or call options, or (v) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations). Ameritrans and Elk may purchase Swaps covering up to 100% of their variable rate debt. In addition, Ameritrans may sponsor the securitization of loan portfolios.

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

The 1958 Act authorized the organization of SSBICs to provide assistance to Disadvantaged Concerns, i.e., businesses that are at least 50% owned and managed by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. Certain 1996 amendment to the 1958 Act provided, among other things, that no further subsidized funding would be made available to SSBICs. Thereafter, pursuant to an agreement with the SBA, Elk was converted to an SBIC, subject to certain conditions imposed by the SBA. Under this agreement, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2003, more than 90% of Elk's portfolio of loans and investments were to Disadvantaged Concerns.

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2003, Elk's outstanding loans had a weighted average rate of interest of 10.69%. SBA Regulations also require that each loan originated by SBICs have a term of between five years and twenty years.

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

ITEM 2. PROPERTIES

We rent office space from a law firm, the principals of which are officers and directors of

Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. During the year ended June 30, 2003, Elk paid the law firm approximately $3,550 on account of this agreement. In August, 2001 the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.

Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Ameritrans' 2003 fiscal year.

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

The following tables show the closing high and low sale prices per share of Common Stock as reported by Nasdaq, for the fiscal years ended June 30, 2002 and June 30, 2003.

AMERITRANS                                     HIGH                  LOW

FISCAL 2002

1st Quarter                                    5.75                 4.00
2nd Quarter                                    9.00                 4.33
3rd Quarter                                    7.15                 6.24
4th Quarter                                    7.00                 5.10

FISCAL 2003

1st Quarter                                    6.25                 5.00
2nd Quarter                                    5.78                 4.63
3rd Quarter                                    5.49                 2.95
4th Quarter                                    5.11                 3.45

FISCAL 2004

1st Quarter (through September 25, 2003)       5.06                 4.16

(1)   Stock prices shown are the high and the low for the quarter.

Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of the Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, and paid dividends quarterly since that time and up until its share exchange with Ameritrans. Thereafter, Ameritrans has declared and paid dividends to holders of its Common Stock for each quarter except for the fourth quarter of 2000, the first quarter of 2001, the third and fourth quarters of 2003, and the first quarter of 2004.

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

The Company filed a post-effective amendment to the Registration Statement on Form N-2 on

June 24, 2003 to update disclosures contained in the Form N-2, which has not been declared effctive by the Securities and Exchange Commission. The Company intends to file a second post-effective amendment to include the audited financial statements for the year ended June 30, 2003.

The Company has declared and paid the quarterly dividend on the Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on September 23, 2003 on the Participating Preferred Stock for the period July 1, 2003 through September 30, 2003 payable on October 15, 2003 for all holders of the Participating Preferred Stock of record as of October 7, 2003.

As of October 6, 2003, there were 195 holders of record of the Ameritrans Common Stock, and 3 holders of record of the Participating Preferred Stock and Warrants, which is exclusive of parties holding the securities in street name.

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

STATEMENT OF OPERATIONS DATA                                           FISCAL YEAR ENDED JUNE 30,

                                                  2003          2002          2001          2000          1999
                                                  ----          ----          ----          ----          ----
Investment Income                             $ 6,282,079   $ 6,269,719   $ 6,439,792   $ 6,602,397   $ 5,583,894
                                              ===========   ===========   ===========   ===========   ===========

Interest Expense                                2,076,861     2,632,918     3,392,202     3,345,526     2,498,284

Other Expenses                                  3,805,083     2,591,751     2,188,636     2,590,352     1,856,221
                                              -----------   -----------   -----------   -----------   -----------

Total Expenses                                  5,881,944     5,224,669     5,580,838     5,935,878     4,354,505
                                              ===========   ===========   ===========   ===========   ===========

Operating Income                                  400,135     1,045,050       858,954       666,519     1,229,389
                                              ===========   ===========   ===========   ===========   ===========

Other Income (Expense)                              2,976         2,700      (276,549)     (440,196)        7,200

Benefit of (Provision for) Income Taxes(1)         (7,897)       (8,854)       (7,896)      (13,571)          769
                                              -----------   -----------   -----------   -----------   -----------

Net Income                                    $   395,214   $ 1,038,896   $   574,509   $   212,752   $ 1,237,358
                                              ===========   ===========   ===========   ===========   ===========


Dividends on Preferred Stock                   $  (337,500)  $  (68,438)   $       --    $        --   $        --
                                               -----------   ----------    ----------    -----------   -----------

Net Income Available To Common Shareholders    $    57,714   $  970,458    $  574,509    $   212,752   $ 1,237,358
                                               ===========   ==========    ==========    ===========   ===========

Net Income Per Common Share                    $      0.03   $     0.54    $     0.33    $      0.12   $      0.71
                                               ===========   ==========    ==========    ===========   ===========

Common Stock Dividends Paid                    $   552,312   $  994,991    $  528,045    $ 1,256,832   $ 1,256,832
                                               ===========   ==========    ==========    ===========   ===========

Common Stock Dividends Paid Per Common Share   $      0.27   $     0.57    $     0.30    $      0.72   $      0.72
                                               ===========   ==========    ==========    ===========   ===========


STATEMENT OF OPERATIONS DATA                                         FISCAL YEAR ENDED JUNE 30,

                                                  2003           2002           2001            2000            1999
                                                  ----           ----           ----            ----            ----

Weighted Average number of Shares of
  Common Stock Outstanding                      2,035,600      1,800,614      1,745,600       1,745,600       1,745,600
                                              ===========    ===========    ===========     ===========     ===========

Net change to accumulated other
  comprehensive income                        $  (200,338)   $   (43,612)   $  (123,364)    $  (124,319)    $    62,964
                                              ===========    ===========    ===========     ===========     ===========

BALANCE SHEET DATA                                                              AT JUNE 30,
                                                                                -----------

                                                     2003            2002           2001            2000             1999
                                                     ----            ----           ----            ----             ----
Loans Receivable                                $ 55,306,678    $ 55,029,831    $ 54,559,970    $ 56,806,579    $ 51,103,932

Unrealized depreciation of investments              (238,500)       (238,500)       (318,500)       (380,000)       (380,000)
                                                ------------    ------------    ------------    ------------    ------------

Net of unrealized depreciation of investments   $ 55,068,178    $ 54,791,331    $ 54,241,470    $ 56,426,579    $ 50,723,932
                                                ============    ============    ============    ============    ============

Total assets                                    $ 60,091,901    $ 59,008,216    $ 57,984,869    $ 60,294,624    $ 54,510,801
                                                ============    ============    ============    ============    ============

Notes payable and demand notes                  $ 34,130,000    $ 33,720,000    $ 35,550,000    $ 37,800,000    $ 31,000,000
                                                ============    ============    ============    ============    ============

Subordinated SBA debentures                     $  9,200,000    $  7,860,000    $  8,880,000    $  8,800,000    $  8,880,000
                                                ============    ============    ============    ============    ============

Total liabilities                               $ 44,119,756    $ 42,341,135    $ 45,177,743    $ 47,410,598    $ 40,772,584
                                                ============    ============    ============    ============    ============

Total stockholders' equity                      $ 15,972,145    $ 16,667,081    $ 12,807,126    $ 12,884,026    $ 13,738,217
                                                ============    ============    ============    ============    ============

(1) Ameritrans since inception and Elk, since the fiscal year ended June 30, 1984, have elected and qualified to be taxed as a regulated investment company and substantially all taxable income was required to be distributed to stockholders. Therefore, only minimal taxes were required to be paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements and notes to financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance, and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in "risk factors" and elsewhere in this annual report.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary, in accordance with generally accepted accounting principles, to record net assets and liabilities at estimated realizable values. The matters that give rise to such provisions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2003, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our critical accounting policies are those applicable to the valuation of loans receivable and various investments discussed below.

Valuation of Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost less unrealized depreciation and no loans have been recorded above cost. Overall financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and other factors lead to a determination of the fair value at a different amount.

Equity Securities. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company reviews the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

Assets Acquired in Satisfaction of Loans. Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

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

Results of Operations for the Years Ended June 30, 2003 and 2002

Total Investment Income

The Company's investment income increased $12,360 to $6,282,079 as compared with the prior year ended June 30, 2002. This increase was mainly due to the increase in interest earned on higher average loans receivable balance for the year of $87,721, offset by a decrease in other fees of $75,361.

Operating Expenses

Interest expense for the years ended June 30, 2003 decreased $556,057 to $2,076,861 when compared to the year ended June 30, 2002. This reflects the lower interest charged on outstanding bank borrowing combined with interest savings due to paydown and reissuance of SBA debentures, offset by interest payments related to Swap agreements since the fixed rates in connection with the Swaps were consistently above the floating one month LIBOR rates during the year. Salaries and employee benefits increased $109,441 when compared with the prior year. This increase reflects the increases that were put in effect from the officers employment agreements, three of which were amended during the year. Other administrative costs increased $457,410 when compared with the prior year. This increase was due to increased professional fees and related costs as a result of increased regulatory filings and examinations. The Company also incurred $313,678 in foreclosure expenses for the year ended June 30, 2003, which increased $187,113 from the prior year due to the increase in the number of foreclosures from the weak Chicago market. Depreciation in value of loans and accrued interest increased $459,367 to $852,512 due mainly to the write down of the Company's Chicago loan portfolio and accrued interest.

The increase in write off and depreciation of interest and loans receivable is primarily due to the increase in Chicago loan portfolio delinquencies and defaults, which is attributed to the economic slowdown and the effects of September 11, 2001 on the Chicago taxi industry. Activities in connection with the Chicago operations as of June 30, 2003 are as follows: a) $50,018 of charge off of principal due to losses on 14 of the 35 completed Chicago medallion foreclosures that occurred during the year ended June 30, 2003 and b) $248,985 of accrued interest on the completed Chicago medallion foreclosures was written off. In addition, the Company increased its unrealized depreciation on interest receivable for potential losses on the remaining Chicago taxi medallion loans that were in default by an additional net amount of $391,000 for the year ended June 30, 2003. As mentioned above, the foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $313,678 for the year ended June 30, 2003. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which was required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers, as well as professional fees related to these foreclosures.

Net Income

Net income decreased to $395,214 from $1,038,896 in the year ended June 30, 2003. The change in the net income for the year ended June 30, 2003 that was attributable primarily to the write down of the Chicago loan portfolio as well as increases in salary and professional fees which were only partially offset by favorable interest rates obtained from debt refinancing. Dividends of Participating Preferred Stock for the year ended June 30, 2003 amounted to $337,500 versus $68,438 in the prior year.

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

Operating Expenses

Interest expense for the years ended June 30, 2002 decreased $759,284 to $2,632,918 when compared to the year ended June 30, 2001. This reflects the lower interest charged on outstanding bank borrowing combined with a paydown of the notes payable, bank and an SBA debenture in the amount of $1,020,000 as a result of the Company's successful public offering of 300,000 units in April 2002. Salaries and employee benefits increased $142,620 when compared with the prior year. This increase reflects the increases that were put in effect when the officers signed employment agreements combined with a temporary increase in staff due to the implementation of the Company's new computer system. Other administrative costs decreased $33,980 when compared with the prior year. This decrease was mainly due to decreased miscellaneous administrative expenses and loss on assets acquired in satisfaction of loans, net. The Company also incurred $126,565 in foreclosure expenses for the year ended June 30, 2002. Depreciation in value of loans and accrued interest increased $167,910 to $393,145 due mainly to the write down of the Company's Chicago loan portfolio and accrued interest.

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

Balance Sheet and Reserves

Total assets increased by $1,083,685 as of June 30, 2003 when compared to total assets as of June 30, 2002. This increase was due to the Company's increased borrowings from the SBA. During January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company prior to September 30, 2006. As of June 30, 2003, debentures payable to the SBA in the amount of $2,050,000 and $3,000,000 were drawn from the reserved pool of $12,000,000. In September and December 2002, the Company paid off SBA debentures in the amount of $2,690,000 and $1,020,000 in order to reduce interest costs.

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

Ameritrans' interest rate sensitive assets were approximately $55.1 million and interest rate sensitive liabilities were approximately $43.3 million at June 30, 2003. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, Ameritrans anticipates that approximately 20% of the portfolio will mature or be prepaid each year. Ameritrans believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower's loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment.

Interest Rate Swap Agreements

Ameritrans manages the exposure of the portfolio to increases in market interest rates by entering into interest rate Swap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

On January 10, 2000, Elk entered into a $5,000,000 interest rate Swap transaction with a bank that expired on October 8, 2001. On June 11, 2001, Elk entered into an additional interest rate Swap transaction with the same bank for $10,000,000 which expired on June 11, 2002. On June 11, 2001, Elk entered into another interest rate Swap transaction for $15,000,000 with this bank which expired June 11, 2003. On February 11, 2003, Elk purchased another interest rate Swap contract for $5,000,000 with the same bank expiring February 11, 2005. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. These Swap transactions call for a fixed rate of 4.95%, 4.35%, 4.95% and 3.56%, respectively for the Company and if the floating one-month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates annually or at the settlement date.

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

Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we loan funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates. As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate Swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term. In addition, we rely on our counterparties to perform their obligations under such interest rate Swaps.

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

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

On April 24, 2002, Ameritrans completed a public offering of 300,000 units, consisting of one share of Common Stock, one share of 9 3/8% cumulative participating redeemable Preferred Stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. The gross proceeds from the sale were $5,700,000 less offering expenses of $1,704,399. A portion of the proceeds was used temporarily to reduce banks and SBA indebtedness. Ameritrans also used part of the proceeds to start its own loan portfolio.

At June 30, 2003, 79% of Elk's indebtedness was represented by indebtedness to its banks and 21% by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 5.50% to 8.38%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debenture payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003, another new debenture payable to the SBA was drawn in the amount of $5,000,000 with an interim interest rate of 1.682%. The long term fixed rate will be determined on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.54%, 5.49% and 2.55% before applicable amortization of points and fees.

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

New Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity when the liability is incurred. It also requires that the initial measurement of a liability be at fair value. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The adoption of this pronouncement is not expected to have a material effect on the consolidated financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard will require all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIEs. These requirements are effective for financial statements issued after January 31, 2003, and are not expected to have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This Statement establishes standards for users to follow in classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for the first interim period after June 15, 2003. The Company does not expect that the adoption of this Standard will have a significant impact on its consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's business activities contain elements of risk. The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors' estimate of the current fair value of each investment in the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as net unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of the our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. Also, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      On June 26, 2003 the Company dismissed Marcum & Kliegman, LLP ("M&K") as the principal accountants to audit the Company's financial statements. The reports of M&K on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. The decision to dismiss M&K was recommended and approved by the Company's Audit Committee.

      In connection with its audits for the two most recent fiscal years through June 30, 2002, there have been no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&K would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years through June 30, 2002, the Company has had no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

      The Company filed a Current Report on Form 8-K on July 1, 2003 disclosing the dismissal of M&K, and filed an exhibit as an exhibit a letter from M&K stating that it agrees with the representations made above.

      On June 30, 2003, the Company engaged the accounting firm of Rosen Seymour Shapss Martin & Company LLP ("RSSM") as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending June 30, 2003. The Company has not consulted with RSSM during the last two years or subsequent interim period on either the application of accounting principles or type of opinion RSSM might issue on the Company's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

      The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a - 14 of the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Office & Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Office & Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)   Changes in internal controls

      There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Gary C. Granoff, age 55, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 30 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and a stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans. Mr. Granoff has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. from September 1999 through May 2003. In February 1998, Mr. Granoff was elected to and served as a trustee on the Board of Trustees of The George Washington University for a term which expired on June 30, 2003. Mr. Granoff also serves as a Trustee of the Parker Jewish Institute for Healthcare and Rehabilitation. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

Ellen M. Walker, age 48, has been a Vice President, and a director of Ameritrans since its formation and a Vice President and General Counsel of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than eighteen years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the

Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

Lee A. Forlenza, age 46, has been a Vice President and a director of Ameritrans since its formation, a Vice President of Elk since March 1992, and a director of Elk since January 1995. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

Steven Etra, age 54, has been a Vice President and a director of Ameritrans since its inception, a Vice President of Elk since January 1999, and a director of Elk since November 1995. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years. Mr. Etra has also been a director of Gemini since June 1996. Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999. Mr. Etra has extensive business experience in investing in emerging companies.

Paul Creditor, age 67, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various state agencies and commissions.

Allen Kaplan, age 53, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Kaplan has been since November 1986, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City medallion taxis. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

John R. Laird, age 61, has been a director of Ameritrans and of Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers

Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. He also is and has been a member of boards of various cultural and philanthropic organizations, including but not limited to, the Corporate Advisory Committee of the Boston Museum of Fine Arts and the Board of Overseers for the Boston Symphony Orchestra. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

Howard F. Sommer, age 63, has been a director of Ameritrans and of Elk since January 1999. Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, since 1995. Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971. Mr. Sommer was also a member of the Board of Directors for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994. He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

Wesley Finch, age 56, was elected to the Board of Directors September 2002. Mr. Finch is the principal of The Finch Group, a real estate development and management company, specializing in the management, restructuring and revitalization of affordable, subsidized and assisted housing. Over the last 20 years, The Finch Group has developed, or advised government entities, on more than $1.5 billion of low-income housing. During 1992-1993, Mr. Finch served as a member of President Clinton's transition team at the U.S. Department of Housing and Urban Development. Previously, Mr. Finch served as Finance Chairman for U.S. Senator John F. Kerry's 1984 campaign, and as the Chairman of Senator Kerry's successful 1990 and 1996 campaigns. In addition, during 1987-1988, Mr. Finch was the National Coordinating Chairman of the Democratic Senatorial Campaign Committee, a legal extension of the U.S. Senate. Mr. Finch earned his bachelors degree in accounting from the Bernard M. Baruch School of the City College of New York, and is a non-practicing certified public accountant (CPA).

Silvia Maria Mullens, age 52, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

Margaret Chance, age 49, has been Secretary of Ameritrans since its inception and Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

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

Based solely on a review of the forms furnished to Ameritrans, or written representations from certain reporting persons, Ameritrans believes that all persons who were subject to Section 16(a) in fiscal 2003 complied with the filing requirements, except for a From 3 filed late for Wesley Finch and Silvia Mullens.

COMMITTEES OF THE AMERITRANS BOARD

Ameritrans has a standing Audit Committee, a standing 1999 Employee Plan Committee and a Compensation Committee.

The Audit Committee is presently comprised of Paul Creditor, John Laird and Howard Sommer. The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements and review with the independent public accountants the results of their audit. The Audit Committee held six (6) meetings during fiscal year 2003. The Audit Committee's financial expert is John Laird.

The 1999 Employee Plan Committee administers our 1999 Employee Plan. The committee is comprised of Allen Kaplan and John Laird. See " -- Stock Option Plans -- The 1999 Employee Plan," below.

The Compensation Committee reviews the Company's employment and compensation agreements with its employees. The committee is comprised of Allen Kaplan and John Laird.

The Board of Directors held 3 formal meetings during fiscal 2003. Eight of the Company's directors attended each of the meetings of the Board and one director missed one meeting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all remuneration for services rendered to the Company to (i) each of the executive officers and (ii) all executive officers as a group during the fiscal year ended June 30, 2003. No non-employee director received compensation in excess of $60,000 during that period.

                           Summary Compensation Table

                                                                                                    Long-Term
                                                           Annual Compensation                     Compensation
                                                           -------------------                   ----------------

                                                                                            Securities
                                                                                            Underlying       All Other
Name and Principal Position                           Year     Salary($)(1)   Bonus($)     Options(#)(2)  Compensation(3)
---------------------------                           ----     ------------   --------     -------------  ---------------
Gary C. Granoff                                       2003     255,000(4)       15,750          --           28,763
  President, Chief Executive Officer,                 2002     242,500(4)       15,750          --           25,500
  Chief Financial Officer and Director                2001     230,875(4)       15,000          --           25,500

Ellen M. Walker                                       2003     117,832              --          --           17,675
  Vice President and Director                         2002     115,800              --          --           17,370
                                                      2001     110,000              --          --           16,500

Lee A. Forlenza                                       2003      53,560           7,500          --            9,159
  Senior Vice President and Director                  2002      51,500              --          --            7,725
                                                      2001      50,000              --          --            7,500

Steven Etra                                           2003      60,000              --          --               --
  Vice President and Director                         2002      31,000              --          --               --
                                                      2001         N/A             N/A         N/A              N/A

Silvia Mullens                                        2003      99,620          10,000          --           16,443
  Vice President                                      2002      85,522          15,000          --           15,078
                                                      2001      65,474          18,500          --           12,596

Margaret Chance                                       2003      94,678          15,000          --           14,202
  Vice President and Secretary                        2002      88,207          13,500          --           13,321
                                                      2001      72,819           8,500          --           12,198

(1) Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of Elk in the amounts paid to date and for the projected amounts for the fiscal year ending June 30, 2004. This amount includes officers' salaries, other salaries,employee benefits, insurance, and expenses.

(2) Grants of stock options received during the fiscal year.

(3) Amounts received under Simplified Employee Pension Plan.

(4) Does not include $35,000 of reimbursable expenses.

Ameritrans and Elk have a policy of paying their directors who are not employees fees of $750 for each meeting attended. Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. Fees and expenses paid to non-affiliated directors were, in the aggregate,$19,750 for the year ended June 30, 2001, $29,750 for the year ended June 30, 2002 and $36,250 for the year ended June 30, 2003.

No options were granted to any of the Company's named executive officers during the fiscal year ended June 30, 2003

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

Cash Compensation

In setting the annual base salaries made pursuant to the terms of the employment agreements for Ameritrans' executives, the Compensation Committee reviews the aggregate salary and bonus compensation for individuals in comparable positions with other companies, including competitors of Ameritrans, and adjusts such amounts to reflect individual performance. Many of these companies are specialty finance companies. Ameritrans also regularly compares the salary levels of its executive officers with other leading companies.

Bonuses are based on a review and evaluation of the performance of the activity for which the executive has responsibility, the impact of that activity on Ameritrans and the skills and experience required for the job, coupled with a comparison of these elements with similar elements for other executives both inside and outside Ameritrans.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with six of our employees. We are required to disclose the terms of the agreements for five of those individuals:

1. Gary Granoff. We entered into an amended and restated employment agreement with Gary Granoff dated December 31, 2002, for a term of five (5) years commencing July 1, 2003, which replaces the employment agreement by and between the Company and Mr. Granoff dated July 1, 2001. The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal as provided therein. The agreement provides that Mr. Granoff will be paid an annual salary of $296,500 commencing July 1, 2003, which increases each year the agreement is in effect. The agreement also provides that Mr. Granoff will be paid a yearly bonus, based on his and Ameritrans' performance, an amount of which is determined by the Board of Directors but which may not be less than $15,000 per year for the first five (5) years of the employment agreement. If renewed, any bonus will be given solely in the Board's discretion. The agreement also provides for compensation to Mr. Granoff if he is terminated prior to the expiration of his employment term, the amount of which varies depending upon the nature of his termination. If, for instance, Mr. Granoff is terminated without cause (as defined in the agreement) he is entitled to a lump-sum payment in an amount equal to (i) his salary, as in effect at the time of termination, through the date of termination and an amount equal to his salary multiplied by the number of years remaining under the agreement, and (ii) an amount equal to all of the consulting fees payable under the terms of Mr. Granoff's consulting agreement with Ameritrans, as discussed below. The employment agreement also provides for confidentiality and for non-competition, and non-solicitation during the term of the agreement and for one (1) year thereafter.

In conjunction with the employment agreement we also entered into an amended and restated consulting agreement with Mr. Granoff, which replaces the consulting agreement by and between the Company and Mr. Granoff dated as of July 1, 2001. The consulting agreement does not become effective and does not commence unless and until the employment agreement is terminated due to (i) Mr. Granoff's voluntary resignation from the Company or (ii) a notice of non-renewal of the employment agreement from either the Company or the Consultant. Upon the effectiveness of the consulting agreement Mr. Granoff shall be paid as a consultant at a rate equal to 1/2 the monthly salary in effect at the time the employment agreement is terminated plus any bonus received, if any, for that employment year and other benefits. The agreement also provides for confidentiality and non-competition for the term of the agreement, and non-solicitation during the term of the agreement and for one (1) year thereafter.

2. Ellen Walker. We entered into an employment agreement with Ellen Walker for a term of five (5) years dated as of October 1, 2001. The agreement automatically renews for another five (5) year term unless either party terminates prior to renewal. The agreement provides that Ms. Walker will be paid an annual salary, which presently is $118,976, and increases each year the agreement is in effect. The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. The agreement provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement) she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

3. Silvia Mullens. The agreement with Ms. Mullens is for a term of five years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Mullens will be paid an annual salary of $95,400, which increases five percent (5%) each year the agreement is in effect. The agreement also provides that Ms. Mullens will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Mullens terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

4. Lee Forlenza. We entered into an amended and restated employment agreement with Lee Forlenza dated December 31, 2002, for a five (5) year term commencing as of July 1, 2003, which replaces the employment agreement by and between the Company and Mr. Forlenza dated October 1, 2001. The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal prior to the expiration of the initial term. The agreement provides that Mr. Forlenza will be paid an annual salary of $76,250 commencing July 1, 2003, and increases each year the agreement is in effect. The agreement also provides that Mr. Forlenza will be paid a yearly bonus based on his and the Company's performance, an amount of which is determined by the Board of Directors but which may not be less than $10,000 for the first five (5) years of the employment agreement, and an initial bonus of $7,500. If the employment agreement is renewed, any bonus after the initial term will be paid solely in the discretion of the Board. The agreement provides for compensation to Mr. Forlenza if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination. If Mr. Forlenza terminates the employment agreement for good reason (as defined in the agreement, he is entitled to a lump-sum payment equal to the sum of his salary, as in effect at the time of termination, and an amount equal to his salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition, and for non-solicitation during the term of the agreement and for one (1) year thereafter.

5. Margaret Chance. The agreement with Ms. Chance is for a term of five (5) years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Chance will be paid an annual salary of $75,000, which increases four percent (4%) each year the agreement is in effect. The agreement also provides that Ms. Chance will be paid a yearly bonus, at the discretion of Ameritrans but which shall not be less than $8,500 per year, based on her and the Company's performance. The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Chance terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees. By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate and retain as employees people upon whose judgment and special skills our success in large measure depends. As of December 31, 2001, options to purchase an aggregate of 100,000 shares of Common Stock had been granted to various officers. Options for 70,000 shares are exercisable for 10 years from the date of grant at a price of $8.88 per share (the fair market value of the Common Stock on the date of grant), and options for 30,000 shares are exercisable for five (5) years from the date of grant at a price of $9.77 per share. Accordingly, 100,000 shares of Common Stock are available for future awards under the 1999 Employee Plan.

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

NON-EMPLOYEE DIRECTOR PLAN

A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a stockholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value. The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Directors of Elk and approved by its stockholders in September 1998 (the "Elk Director Plan"). Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC. The Director Plan was amended by the Board of Directors on November 14, 2001 and approved by the shareholders at the Annual Meeting on January 18, 2002. The amendment is still subject to the approval of the Securities and Exchange Commission. The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board of Directors.

The Director Plan provides for the automatic grant of options to directors who are not our employees, officers or interested persons (an "Eligible Director") who are elected and serve one year on the Board of Directors. By adopting the Director Plan, the Board believes that we will be better able to attract, motivate and retain as directors people upon whose judgment and special skills our success in large measure depends. The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan. As of June 30, 2003, there were options to purchase up to 22,224 shares. On September 26, 2003, an option was granted to a newly Eligible Director to purchase up to 10,917 shares. The Director Plan is administered by a committee of directors who are not eligible to participate in the Directors Plan.

SIMPLIFIED EMPLOYEE PENSION PLAN

In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 2003 contributions amounted to $86,443.

Gary C. Granoff's Fiscal 2003 Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of September 25, 2003, (ii) each of our directors and (iii) all of our officers and directors as a group. Except as set forth below, the address of each person listed below is the address of Ameritrans.

                                              NUMBER OF            PERCENTAGE          NUMBER OF        PERCENTAGE
                                              SHARES OF                OF              SHARES OF            OF
                                               COMMON              OUTSTANDING       PARTICIPATING      OUTSTANDING
                                                STOCK                COMMON            PREFERRED         REFERRED
NAME                                            OWNED              STOCK OWNED        STOCK OWNED       STOCK OWNED
*Gary C. Granoff                               346,025(1)            16.73%             7,000              2.33%

*Ellen M. Walker                                57,374(2)             2.79%                **                **

*Lee A. Forlenza                                53,418(3)             2.60%             1,000                **

*Steven Etra                                   133,617(4)             6.51%                **                **

Paul Creditor                                    7,556(5)               **                 **                **
747 Third Avenue, Ste. 4C
New York, NY

Allen Kaplan                                    10,556(6)               **                 **                **
c/o Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

John R. Laird                                    5,656(7)               **                 **                **
481 Canoe Hill Road
New Canaan, CT

Howard F. Sommer                                 5,556(8)               **                 **                **
c/o New York Community Investment
Co., LLC
120 Broadway
New York, NY

Wesley Finch                                    39,871(9)             1.94%            10,000              3.33%
1801 Clint Moore Road, Suite 210
Boca Raton, FL 33487

Dan M. Granoff                                 155,979(10)            7.66%                **                **
Children's Hospital Oakland Research
Institute
747 52nd Street
Oakland, CA

Paul D. Granoff                                143,179(11)            7.03%                **                **
c/o Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL 60504

Infinity Capital Partners, L.P.                128,800                6.33%                **                **
767 Third Avenue, 16th Floor
New York, New York 10017

*Margaret Chance                                10,700(12)              **                 **                **

*Silvia Mullens                                  5,293(13)              **                293                **

All Officers, Directors and 5%               1,103,580(14)           53.81%            18,293              6.10%
Stockholders as a group (14 persons)***

* Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia Mullens are each "interested persons" with respect to Ameritrans and Elk, as such term is defined in the 1940 Act.

** Less than 1%.

(1) Excludes 30,533 shares of Common Stock owned directly and indirectly by Mr. Granoff's wife, as well as 1,000 shares of Participating Preferred Stock and 1,000 Warrants directly owned by her as to which he disclaims beneficial ownership. Also excludes 500 shares of Participating Preferred Stock owned by Dapary Management Corp., a corporation controlled by Mr. Granoff, and 1,000 shares of Participating Preferred Stock owned by J&H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff. Includes 30,000 options for the purchase of 30,000 shares of Common Stock, which options are exercisable immediately and expire five years from the date of grant, and 1,800 Warrants, which are exercisable within 60 days into 1,800 shares of Common Stock and which expire April 1, 2007. Also includes 16,900 shares owned by The Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his mother and brother are trustees. Also includes 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff. Also includes 77,584 shares of common stock, as well as 500 shares of Participating Preferred Stock and 500 Warrants owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff. Also includes 12,000 shares of Common Stock, as well as 1,000 shares of Participating Preferred Stock and 1,000 Warrants owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff.

(2) Includes (i) 200 shares held by Ms. Walker as custodian for her son; (ii) 22,800 shares held by various trusts of which Ms. Walker is a trustee and as to which she disclaims beneficial ownership (Mr. Granoff retains a reversionary interest in 21,000 of such shares), and (iii) 20,000 shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

(3) Includes 1,000 Warrants, and 17,500 shares of Common Stock issuable upon the exercise of ten-year options issued to under the 1999 Employee Plan. See "Stock Option Plans."

(4) Includes (i) 27,000 shares held by Mr. Etra's wife; (ii) 1,500 shares held by Mr. Etra's son; (iii) 10,000 shares held by SRK Associates LLC, a limited liability company controlled by Mr.

Etra, (iv) 10,000 shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee and (v) 17,500 shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan. See "Stock Option Plans."

(5) Includes 5,556 shares issuable upon exercise of five year options issued under the Director Plan. See "Stock Options Plans."

(6) Includes 5,556 shares issuable upon exercise of five year options issued under the Director Plan. See "Stock Options Plans."

(7) Includes 5,556 shares issuable upon exercise of five year options issued under the Director Plan. See "Stock Option Plans."

(8) Includes 5,556 shares issuable upon exercise of five year options issued under the Director Plan. See "Stock Option Plans."

(9) Does not include 6,000 shares of Common Stock owned directly by Mr. Finch's wife as to which he disclaims beneficial ownership. Also, does not include 26,300 shares of Common Stock held by The Tudor Trust, a grantor trust, of which Mr. Finch is the grantor, Mr. Finch's wife and two children are the beneficiaries and Mr. Finch's wife is one of the two trustees. Mr. Finch disclaims beneficial ownership of the trust's 26,300 shares. Also, does not include 10,917 shares issuable upon exercise of five year options issued under the Director Plan, which options were granted as of September 26, 2003, but are not exercisable until September 26, 2004. Includes 10,000 Warrants which are exercisable into 10,000 shares of Common Stock. See "Stock Options Plans."

(10) Includes (i) 10,900 shares owned by a charitable foundation, of which Jeannette Granoff, Gary C. Granoff and Dr. Dan M. Granoff are the trustees, and
(ii) 2,800 shares held in an IRA Rollover Account for the benefit of Dr.
Granoff.

(11) Includes 40,049 shares held by Dr. Paul Granoff directly, 77,630 held by Granoff Family Partners Ltd., of which Dr. Granoff is a general partner, and 25,500 shares held by the Granoff Pediatric Associates Profit Sharing Plan. Excludes 14,127 shares held by Dr. Granoff's wife, of which shares he disclaims beneficial ownership.

(12) Includes 10,000 shares of Common Stock issuable upon the exercise of ten-year options issued under the 1999 Employee Plan.

(13) Includes 5,000 shares of Common Stock issuable upon the exercise of ten-year options issued under the 1999 Employee Plan.

(14) Includes 4,000 shares issuable upon the exercise of 4,000 Warrants, 100,000 shares issuable upon the exercise of 30,000 five-year and 70,000 ten-year options issued under the 1999 Employee Plan, and 22,224 shares issuable upon the exercise of five-year options issued under the

Director Plan. See "Stock Option Plans."

Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective shares.

Equity Compensation Plan Information

The following table details information regarding the Company's existing equity compensation plans as of June 30, 2003:

----------------------------------------- ----------------------- --------------------- ----------------------------------------
Plan Category                             (a)                     (b)                   (c)
                                          Number of securities    Weighted-average      Number of securities
                                          to                      Exercise price of     Remaining available for
                                          be issued upon          Outstanding options,  future issuance under equity
                                          exercise of             Warrants and rights   compensation Plans(excluding
                                          Outstanding options,                          securities reflected in column (a))
                                          Warrants and rights
----------------------------------------- ----------------------- --------------------- ----------------------------------------
Equity compensation plans approved by     122,224(1)              $9.12                 152,776
security holders
----------------------------------------- ----------------------- --------------------- ----------------------------------------
Equity compensation plans not approved
by security holders                            --                    --                      --
----------------------------------------- ----------------------- --------------------- ----------------------------------------
Totals                                    122,224                 $9.12                 152,776
----------------------------------------- ----------------------- --------------------- ----------------------------------------

(1) Includes options to purchase up to 100,000 shares of Common Stock granted to employees under the 1999 Employee Plan and options to up to 22,224 shares granted to non-employee directors granted under the Non-Employee Director Plan. See "Stock Option Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("Granoff, Walker") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid Granoff, Walker $37,699 in fees during the fiscal year ended June 30, 2003. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

We also rent office space from Granoff, Walker and share certain office expenses with that firm. For the fiscal year ended June 30, 2003, we paid $59,290 in rent, $63,187 in shared overhead expense, and $21,802 of other reimbursable shared overhead expense.

During the fiscal year ended June 30, 1998, Granoff, Walker exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. The estimated maximum amount of rent for which we would be responsible is $58,000 per year, less any sublet rental income received from the outside tenants. During the year ended 2003, Elk paid the law firm approximately $3,550 on account of this agreement. In August, 2001, the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.

CONFLICTS OF INTEREST POLICIES

The Boards of Directors of Ameritrans and Elk have adopted policies governing potential conflicts of interest between the companies and their directors and officers. Together, these policies comprise our "Code of Ethics" as required under the 1940 Act.

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

The Company's Code of Ethics is filed as an exhibit to this Annual Report. The Code of Ethics shall also be posted on the Company's internet website at the internet address: http://www.ameritranscapital.com. Copies of the code may be obtained free of charge from the Company's website at the above internet address.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) 1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1. The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

2. No financial statement schedules are filed herewith because the information required has been presented in the aforementioned financial statements.

b) REPORTS ON FORM 8-K

On July 1, 2003 the Company filed a current report on Form 8-K reporting under
Item 4 (Changes in Registrant's Certifying Accountants) that effective as of June 26, 2003 the Company dismissed Marcum & Kliegman, LLP as the principal accountants to audit the Company's financial statements; and that the Company, effective as of June 30, 2003, engaged the accounting firm of Rosen Seymour Shapss Martin & Company LLP as the Company's new independent accountants to audit the Company's financial statements for the year ending June 30, 2003.

On May 22, 2003 the Company filed a current report on Form 8-K reporting under
Item 9 (Regulation FD Financial Disclosure) that the Company issued a press release announcing its third quarter results.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of October, 2003.

                        AMERITRANS CAPITAL CORPORATION

                        By: /s/ Gary C. Granoff
                           -----------------------------------
                           Gary C. Granoff, President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                  DATE

/s/ Gary C. Granoff       President, Chairman of the Board of             October 8, 2003
-----------------------   Directors, Chief Executive Officer and
Gary C. Granoff           Chief Financial Officer

/s/ Ellen M. Walker       Executive Vice President and Director           October 8, 2003
-----------------------
Ellen M. Walker

/s/ Lee A. Forlenza       Senior Vice President and Director              October 8, 2003
-----------------------
Lee A. Forlenza

/s/ Steven Etra           Vice President and Director                     October 8, 2003
-----------------------
Steven Etra

/s/ Paul Creditor         Director                                        October 8, 2003
-----------------------
Paul Creditor

/s/ Allen Kaplan          Director                                        October 8, 2003
-----------------------
Allen Kaplan

/s/ John R. Laird         Director                                        October 8, 2003
-----------------------
John R. Laird


/s/ Howard F. Sommer      Director                                        October 8, 2003
-----------------------
Howard F. Sommer

/s/ Wesley Finch          Director                                        October 8, 2003
-----------------------
Wesley Finch

Ameritrans Capital Corporation and Subsidiaries
--------------------------------------------------------------------------------

CONTENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORTS

    Rosen Seymour Shapss Martin & Company LLP                                F-2

    Marcum & Kliegman, LLP                                                   F-3


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets at June 30, 2003 and 2002                           F-4 - F-5

    Statements of Income for the Years Ended
       June 30, 2003, 2002 and 2001                                          F-6

    Statements of Comprehensive Income for the Years Ended
       June 30, 2003, 2002 and 2001                                          F-7

    Statements of Stockholders' Equity for the Years Ended
       June 30, 2003, 2002 and 2001                                          F-8

    Statements of Cash Flows for the Years Ended
       June 30, 2003, 2002 and 2001                                   F-9 - F-10

    Notes to Consolidated Financial Statements                       F-11 - F-26

    Schedule of Loans as of June 30, 2003                                   F-27

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Ameritrans Capital Corporation and Subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2003, and the schedule of loans as of June 30, 2003. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As explained in Note 1, the consolidated financial statements include loans valued at $55,068,178 and $54,791,331 as of June 30, 2003 and 2002,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                   CERTIFIED PUBLIC ACCOUNTANTS


                                   /s/ Rosen Seymour Shapss Martin & Company LLP
New York, New York
September 3, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the consolidated financial statements include loans valued at $54,791,331 as of June 30, 2002, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the differences could be material.

New York, NY
September 17, 2002

/s/ Marcum & Kliegman, LLP

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                  2003            2002
                                                              ------------    ------------

Assets

Loans receivable                                              $ 55,306,678    $ 55,029,831
Less unrealized depreciation on loans receivable                  (238,500)       (238,500)
                                                              ------------    ------------

             Loans receivable, net                              55,068,178      54,791,331
Cash and cash equivalents                                          498,669         774,062
Accrued interest receivable, net of unrealized depreciation
    of $691,000 in 2003 and $300,000 in 2002                     1,321,591       1,103,347
Assets acquired in satisfaction of loans                         1,142,189       1,108,088
Receivables from debtors on sales of assets acquired in
    satisfaction of loan                                           431,258         367,271
Equity securities                                                  929,405         443,327
Furniture, equipment and leasehold improvements, net               173,100         107,757
Prepaid expenses and other assets                                  527,511         313,033
                                                              ------------    ------------

             Total assets                                     $ 60,091,901    $ 59,008,216
                                                              ============    ============

--------------------------------------------------------------------------------
(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (Continued)

June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                       2003            2002
                                                                   ------------    ------------

Liabilities and Stockholders' Equity

Liabilities:
    Debentures payable to SBA                                      $  9,200,000    $  7,860,000
    Notes payable, bank                                              34,130,000      33,720,000
    Accrued expenses and other liabilities                              485,710         434,339
    Accrued interest payable                                            219,671         258,358
    Dividends payable                                                    84,375          68,438
                                                                   ------------    ------------

             Total liabilities                                       44,119,756      42,341,135
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock 500,000 shares authorized, none issued
       or outstanding                                                        --              --
    9-3/8% cumulative participating redeemable preferred stock
       $.01 par value, $12.00 face value, 500,000 shares
       authorized; 300,000 shares issued and outstanding              3,600,000       3,600,000
    Common stock, $.0001 par value; 5,000,000 shares authorized,
       2,045,600 shares issued, 2,035,600 outstanding                       205             205
    Additional paid-in capital                                       13,869,545      13,869,545
    Accumulated deficit                                              (1,197,725)       (703,127)
    Accumulated other comprehensive loss                               (229,880)        (29,542)
                                                                   ------------    ------------
                                                                     16,042,145      16,737,081
    Less:  Treasury stock, at cost, 10,000 shares
       of common stock                                                  (70,000)        (70,000)
                                                                   ------------    ------------

             Total stockholders' equity                              15,972,145      16,667,081
                                                                   ------------    ------------

             Total liabilities and stockholders' equity            $ 60,091,901    $ 59,008,216
                                                                   ============    ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                     2003           2002           2001
                                                                 -----------    -----------    -----------

Investment income:
   Interest on loans receivable                                  $ 6,072,399    $ 5,984,678    $ 6,165,910
   Fees and other income                                             209,680        285,041        273,882
                                                                 -----------    -----------    -----------
         Total investment income                                   6,282,079      6,269,719      6,439,792
                                                                 -----------    -----------    -----------
Operating expenses:
   Interest                                                        2,076,861      2,632,918      3,392,202
   Salaries and employee benefits                                    879,074        769,633        627,013
   Legal fees                                                        304,097        232,494        187,183
   Other administrative expenses                                   1,342,129        961,257      1,006,543
   Loss on assets acquired in satisfaction of loans, net              77,343         78,907        122,912
   Directors' fees                                                    36,250         29,750         19,750
   Foreclosure expenses                                              313,678        126,565             --
   Write off and depreciation on interest and loans receivable       852,512        393,145        225,235
                                                                 -----------    -----------    -----------
         Total operating expenses                                  5,881,944      5,224,669      5,580,838
                                                                 -----------    -----------    -----------
         Operating income                                            400,135      1,045,050        858,954
                                                                 -----------    -----------    -----------
Other income (expense):
   Net gain from rental activities                                        --          2,700         15,000
   Gain on sale of securities                                          2,976             --        121,637
   Terminated merger costs                                                --             --       (413,186)
                                                                 -----------    -----------    -----------
         Total other income (expense)                                  2,976          2,700       (276,549)
                                                                 -----------    -----------    -----------
         Income before income taxes                                  403,111      1,047,750        582,405

Income taxes                                                           7,897          8,854          7,896
                                                                 -----------    -----------    -----------
         Net income                                                  395,214      1,038,896        574,509

Dividends on preferred stock                                        (337,500)       (68,438)            --
                                                                 -----------    -----------    -----------
         Net income available to common shareholders             $    57,714    $   970,458    $   574,509
                                                                 ===========    ===========    ===========

Weighted Average Number of Shares Outstanding
   Basic                                                           2,035,600      1,800,614      1,745,600
                                                                 ===========    ===========    ===========
   Diluted                                                         2,035,600      1,800,614      1,745,600
                                                                 ===========    ===========    ===========

Net Income Per Common Share
   Basic                                                         $      0.03    $      0.54    $      0.33
                                                                 ===========    ===========    ===========
   Diluted                                                       $      0.03    $      0.54    $      0.33
                                                                 ===========    ===========    ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                        2003           2002           2001
                                                                    -----------    -----------    -----------

Net income                                                          $   395,214    $ 1,038,896    $   574,509

Other comprehensive income
   Unrealized loss on equity securities arising during the period      (200,338)       (43,612)        (4,852)
   Reclassification adjustment for gains included in net income              --             --       (118,512)
                                                                    -----------    -----------    -----------
         Total comprehensive income                                 $   194,876    $   995,284    $   451,145
                                                                    ===========    ===========    ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                           9-3/8% Cumulative
                                                             Participating      Additional
                                                               Redeemable        Paid-In
                                             Common Stock   Preferred Stock      Capital       Treasury Stock
                                             ------------  -----------------   ------------    --------------
Balance--July 1, 2000                        $        175     $         --     $ 13,471,474     $         --
   Dividends declared on common stock                  --               --               --               --
   Net income                                          --               --               --               --
   Unrealized loss on equity securities                --               --               --               --
   Reclassification adjustment for gains
     included in net income                            --               --               --               --
                                             ------------     ------------     ------------     ------------
Balance--June 30, 2001                                175               --       13,471,474               --
   Dividends declared on common stock                  --               --               --               --
   Dividends declared on preferred stock               --               --               --               --
   Net income                                          --               --               --               --
   Unrealized loss on equity securities                --               --               --               --
   Net proceeds from stock offering                    30        3,600,000          395,571               --
   Issuance of warrants                                --               --            2,500               --
   Reacquisition of common stock                       --               --               --          (70,000)
                                             ------------     ------------     ------------     ------------
Balance--June 30, 2002                                205        3,600,000       13,869,545          (70,000)
   Dividends declared on common stock                  --               --               --               --
   Dividends declared on preferred stock               --               --               --               --
   Net income                                          --               --               --               --
   Unrealized loss on equity securities                --               --               --               --
                                             ------------     ------------     ------------     ------------
Balance--June 30, 2003                       $        205     $  3,600,000     $ 13,869,545     $    (70,000)
                                             ============     ============     ============     ============

                                               Retained        Accumulated
                                               Earnings           Other
                                             (Accumulated      Comprehensive
                                               Deficit)        Income (Loss)         Total
                                             ------------      -------------     ------------
Balance--July 1, 2000                        $   (725,057)     $    137,434      $ 12,884,026
   Dividends declared on common stock            (528,045)               --          (528,045)
   Net income                                     574,509                --           574,509
   Unrealized loss on equity securities                --            (4,852)           (4,852)
   Reclassification adjustment for gains
     included in net income                            --          (118,512)         (118,512)
                                             ------------      ------------      ------------
Balance--June 30, 2001                           (678,593)           14,070        12,807,125
   Dividends declared on common stock            (994,991)               --          (994,991)
   Dividends declared on preferred stock          (68,438)               --           (68,438)
   Net income                                   1,038,896                --         1,038,896
   Unrealized loss on equity securities                --           (43,612)          (43,612)
   Net proceeds from stock offering                    --                --         3,995,601
   Issuance of warrants                                --                --             2,500
   Reacquisition of common stock                       --                --           (70,000)
                                             ------------      ------------      ------------
Balance--June 30, 2002                           (703,127)          (29,542)       16,667,081
   Dividends declared on common stock            (552,312)               --          (552,312)
   Dividends declared on preferred stock         (337,500)               --          (337,500)
   Net income                                     395,214                --           395,214
   Unrealized loss on equity securities                --          (200,338)         (200,338)
                                             ------------      ------------      ------------
Balance--June 30, 2003                       $ (1,197,725)     $   (229,880)     $ 15,972,145
                                             ============      ============      ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                    2003           2002           2001
                                                                -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                   $   395,214    $ 1,038,896    $   574,509
                                                                -----------    -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                   77,660         68,633         65,739
     Gain on sale of equity securities                               (2,976)            --       (121,637)
     Changes in operating assets and liabilities:
       Changes in unrealized depreciation on loans
         receivable and accrued interest receivable                 391,000        220,000        (61,500)
       Accrued interest receivable                                 (609,244)      (418,013)       (56,569)
       Prepaid expenses and other assets                           (214,478)       (60,259)       153,882
       Accrued expenses and other liabilities                        51,371        (21,977)        90,988
       Accrued interest payable                                     (38,687)       (33,069)       (73,843)
                                                                -----------    -----------    -----------
         Total adjustments                                         (345,354)      (244,685)        (2,940)
                                                                -----------    -----------    -----------
         Net cash provided by operating activities                   49,860        794,211        571,569
                                                                -----------    -----------    -----------
Cash flows from investing activities:
   Loans receivable                                                (276,847)      (836,071)     1,901,660
   Assets acquired in satisfaction of loans                         (34,101)       120,936         21,241
   Receivables from debtors on sales of assets
    acquired in satisfaction of loans                               (63,987)        54,552        322,131
   Sales of equity securities                                        27,726             --        256,557
   Purchases of equity securities                                  (711,166)       (50,025)       (63,224)
   Capital expenditures                                            (143,003)       (37,879)       (33,167)
                                                                -----------    -----------    -----------
         Net cash provided by (used in) investing activities     (1,201,378)      (748,487)     2,405,198
                                                                -----------    -----------    -----------
Cash flows from financing activities:
   Net proceeds from stock offering                                      --      3,998,101             --
   Proceeds from notes payable, banks                             8,385,000      5,320,000        950,000
   Repayment of notes payable, banks                             (7,975,000)    (7,150,000)    (3,200,000)
   Proceeds from debentures payable to SBA                        5,050,000             --             --
   Repayment of debentures payable to SBA                        (3,710,000)    (1,020,000)            --
   Dividends paid                                                  (873,875)      (994,991)      (528,045)
                                                                -----------    -----------    -----------
         Net cash provided by (used in) financing activities        876,125        153,110     (2,778,045)
                                                                -----------    -----------    -----------
         Net increase (decrease) in cash and cash equivalents      (275,393)       198,834        198,722

Cash and cash equivalents:
   Beginning of year                                                774,062        575,228        376,507
                                                                -----------    -----------    -----------
   End of year                                                  $   498,669    $   774,062    $   575,229
                                                                ===========    ===========    ===========

--------------------------------------------------------------------------------
(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (Continued)

Years Ended June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                           2003          2002          2001
                                                                       -----------   -----------   -----------

Supplemental disclosures of cash flow information:
   Cash paid during the years for:
     Interest                                                          $ 2,115,548   $ 2,665,987   $ 3,548,409
                                                                       ===========   ===========   ===========

     Income taxes                                                      $    15,759   $     8,551   $     1,822
                                                                       ===========   ===========   ===========

Supplemental disclosures of non-cash investing activities:
     Unrealized loss on equity securities arising during the period    $  (200,338)  $   (43,612)  $    (4,852)
                                                                       ===========   ===========   ===========

     Reclassification adjustment for gains included in net income      $        --   $        --   $  (118,512)
                                                                       ===========   ===========   ===========

     Debt settled through reacquisition of common stock                $        --   $    70,000   $        --
                                                                       ===========   ===========   ===========

     Conversion of loans to assets acquired in satisfaction of loans   $        --   $  (366,210)  $  (344,949)
                                                                       ===========   ===========   ===========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

1.    Organization and Summary of Significant Accounting Policies

      Organization and Principal Business Activity

      Ameritrans is a specialty finance company that through its subsidiary, Elk, makes loans to taxi owners, to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets. The Company believes that it operates in one reportable business segment.

      Ameritrans Capital Corporation ("Ameritrans"), a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation ("Elk") on December 16, 1999 in an exchange of stock. The acquisition was accounted for as a purchase. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations.

      Elk, a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk is also registered as an investment company under the Investment Company Act of 1940 to make business loans.

      Basis of Consolidation

      The consolidated financial statements include the accounts of Ameritrans, Elk and EAF Holding Corporation ("EAF"), a wholly owned subsidiary of Elk, collectively referred to as the "Company." All significant inter-company transactions have been eliminated in consolidation.

      EAF was formed in June 1992 and began operations in December 1993 for the purpose of owning and operating certain real estate assets acquired in satisfaction of defaulted loans made by Elk.

      Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), for the purpose of engaging in similar lending and investment activities. Since inception, Elk Capital has had no operations or activities.

      Loan Valuations

      The Company's loans are recorded at fair value determined by its Board of Directors (the "Board"). Since no ready market exists for these loans, their fair value is determined in good faith by members of the Company's Board. In determining fair value, management and the Board consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. To date, the fair value of the loans has been determined to approximate cost less unrealized depreciation. No loans have been recorded above cost.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      Unrealized depreciation in loan values has generally been caused by specific events related to credit risk. Loans are considered "non-performing" once they become 90 days past due as to principal or interest. These past due loans are periodically evaluated by management and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, a reserve is established. If the fair value of the collateral exceeds the loan balance at the date of valuation, the Company makes no write-down of the loan amount.

      Cash and Cash Equivalents

      For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents.

      Equity Securities

      Equity securities are comprised principally of common stock investments in various companies. The Company currently classifies all equity securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown in the statement of comprehensive income, and separately as a component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

      Income Taxes

      Ameritrans and Elk have elected to be taxed as Regulated Investment Companies under the Internal Revenue Code (the "Code"). A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2003, the Company intends to make the required distributions to its stockholders in accordance with the Code.

      Depreciation and Amortization

      Depreciation and amortization are computed on the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized over the life of the respective leases.

      Deferred Loan Costs and Fees

      Deferred loan costs are included in prepaid expenses and other assets. Amortization of deferred loan costs is computed on the straight-line method over the respective loan term. At June 30, 2003 and 2002, deferred loan costs and commitment fees amounted to $244,198 and $163,812, respectively, net of accumulated amortization of $246,033 and $200,169, respectively. Amortization expense for the years ended June 30, 2003, 2002 and 2001 was $45,864, $36,609 and $24,455, respectively.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      Assets Acquired in Satisfaction of Loans

      Assets acquired in satisfaction of loans are carried at their estimated fair values less estimated selling costs. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

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

      Treasury Stock

      Treasury stock is recorded at cost. Gains and losses on disposition of treasury stock, if any, are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

      Earnings Per Share

      Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

      Income Recognition

      Interest income, including default interest, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected. The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the collateral exceeds the loan balance.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      Stock Options

      The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB No. 25 as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the option price. However, companies that do not adopt SFAS No. 123 must provide additional disclosure as if they had adopted SFAS 123. The compensation cost is recognized over the vesting period of the options.

      Financial Instruments

      The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments. The estimated fair value of publicly traded equity securities is based on quoted market prices and the estimated fair value of privately held equity securities are recorded at the lower of cost or fair value. The estimated fair value of bank debt as well as debentures is based on the terms of similar debt arrangements. Loans receivable are recorded as their estimated fair value.

      Derivatives

      The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk. The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes. In accordance with Statement of Financial Standards No. 133, all derivative instruments are recorded at fair value. For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of accumulated other comprehensive income. That portion of the hedge deemed to be ineffective is recognized immediately in the consolidated statements of income.

      Presentation of Prior Year Data

      Certain reclassifications have been made to conform prior year data with the current presentation.

      New Accounting Standards

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity when the liability is incurred. It also requires that the initial measurement of a liability be at fair value. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The adoption of this pronouncement is not expected to have a material effect on the consolidated financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

      In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard will require all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIEs. These requirements are effective for financial statements issued after January 31, 2003, and are not expected to have a material impact on the Company's consolidated financial position or results of operations.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This Statement establishes standards for users to follow in classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for the first interim period after June 15, 2003. The Company does not expect that the adoption of this Standard will have a significant impact on its consolidated results of operations and financial position.

2.    Assets Acquired in Satisfaction of Loans

      Assets acquired in satisfaction of loans consist of the following as of June 30, 2003 and 2002:

                                                         Assigned
                                                         Mortgage
                           Real Estate      Artwork      and Note     Equipment        Total
                           -----------    -----------   -----------   -----------    -----------

Balance--July 1, 2001      $   478,435    $    38,250   $   416,129   $        --    $   932,814
   Additions                        --             --       240,310       125,899        366,209
   Sales                      (190,935)            --            --            --       (190,935)
                           -----------    -----------   -----------   -----------    -----------

Balance--June 30, 2002         287,500         38,250       656,439       125,899      1,108,088
   Additions                        --             --            --       200,000        200,000
   Sales                            --             --            --      (165,899)      (165,899)
                           -----------    -----------   -----------   -----------    -----------
Balance--June 30, 2003     $   287,500    $    38,250   $   656,439   $   160,000    $ 1,142,189
                           ===========    ===========   ===========   ===========    ===========

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

3.    Loans Receivable

      Loans are considered non-performing once they become 90 days past due as to principal or interest. The Company has loans of approximately $9,818,000 and $5,009,250 at June 30, 2003 and 2002, respectively, which are considered non-performing. These loans, which were made predominantly to the Chicago market, are either fully or substantially collateralized and are personally guaranteed by the debtor. The following table sets forth certain information concerning performing and nonperforming loans as of June 30, 2003 and 2002:

                                                         2003            2002
                                                     -----------     -----------

Loans receivable, net                                $55,068,178     $54,791,331
Performing loans                                      45,249,862      49,782,081
                                                     -----------     -----------

Nonperforming loans                                  $ 9,818,316     $ 5,009,250
                                                     ===========     ===========

Average balance of nonperforming loans               $ 7,413,783     $ 4,096,277
                                                     ===========     ===========

      Changes in the unrealized depreciation on loans receivable and interest receivable are summarized as follows:

                                                    Unrealized       Unrealized
                                                   depreciation     depreciation
                                                    on interest       on loans
                                                    receivable       receivable

Balance--June 30, 2001                               $      --        $ 318,500

Increases, net                                         300,000               --

Decreases, net                                              --          (80,000)
                                                     ---------        ---------

Balance--June 30, 2002                                 300,000          238,500

Increase, net                                          391,000               --
                                                     ---------        ---------

Balance--June 30, 2003                               $ 691,000        $ 238,500
                                                     =========        =========

      The Company has pledged its loans receivable and other assets as collateral for its lines of credit (see Note 7).

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

4.    Equity Securities

      Equity securities consist of the following as of June 30, 2003 and 2002:

                             Chicago                     Telecom-                                  Taxi
                             Taxicab     Dry Cleaner   munications    Cosmetics                   Vehicle       Real
                            Medallions     Company    and Technology   Company        Hotel     Distributor    Estate       Total
                            ----------   -----------  --------------  ---------     ---------   -----------   ---------   ---------

Balance--July 1, 2001       $  59,114     $  14,000     $ 363,800     $      --     $      --    $      --    $      --   $ 436,914

Purchase of securities             --            --            --        50,025            --           --           --      50,025
Unrealized loss on equity
   securities arising
   during the period             (274)           --       (11,655)      (31,683)           --           --           --     (43,612)
                            ---------     ---------     ---------     ---------     ---------    ---------    ---------   ---------

Balance--June 30, 2002         58,840        14,000       352,145        18,342            --           --           --     443,327

Purchase of securities             --            --        68,905            --       310,000      100,000      232,261     711,166
Sale of securities            (24,750)           --            --            --            --           --           --     (24,750)
Unrealized loss on equity
   securities arising
   during the period           (8,131)           --      (174,865)      (17,342)           --           --           --    (200,338)
                            ---------     ---------     ---------     ---------     ---------    ---------    ---------   ---------

Balance--June 30, 2003      $  25,959     $  14,000     $ 246,185     $   1,000     $ 310,000    $ 100,000    $ 232,261   $ 929,405
                            =========     =========     =========     =========     =========    =========    =========   =========

      The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company reviews the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

5.    Furniture, Equipment and Leasehold Improvements

      Major classes of furniture, equipment and leasehold improvements as of June 30, 2003 and 2002 are as follows:

                                                                    Estimated
                                         2003          2002        Useful Lives
                                      ---------     ---------      ------------

Furniture and fixtures                $ 182,299     $ 179,586         7 years
Office equipment                        376,994       296,171        3-5 years
Leasehold improvements                   35,406        21,802      Life of lease
                                      ---------     ---------
                                        594,699       497,559
Less accumulated depreciation           421,599       389,802
                                      ---------     ---------
                                      $ 173,100     $ 107,757
                                      =========     =========

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      Depreciation expense for the years ended June 30, 2003, 2002 and 2001 was $31,797, $32,024 and $41,284, respectively.

6.    Debentures Payable to SBA

      At June 30, 2003 and 2002 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

  Issue Date         Due Date      % Interest Rate        2003           2002
--------------    --------------   ---------------    -----------    -----------
September 1993    September 2003         6.12*        $ 1,500,000    $ 1,500,000
September 1993    September 2003         6.12*          2,220,000      2,220,000
September 1994    September 2004         8.20**                --      2,690,000
June 1996         June 2006              7.71**                --      1,020,000
March 1997        March 2007             7.38***          430,000        430,000
September 2002    September 2012         4.67****       2,050,000             --
March 2003        March 2013             4.63****       3,000,000             --
                                                      -----------    -----------
                                                      $ 9,200,000    $ 7,860,000
                                                      ===========    ===========

*     Interest rate was 3.12% from inception through September 1998.

**    The loan was prepaid in full during the fiscal year ended June 30, 2003.

*** The Company is also required to pay an additional annual user fee of 1% on this debenture.

**** The Company is also required to pay an additional annual fee of .866% on this debenture.

      Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA. Dividends paid in 2003 and 2002 were in accordance with SBA regulations.

      SBA Commitment

      In January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A $120,000 non-refundable fee has been paid by the Company.

      Subsequent Event

      In September 2003, the Company completed the sale of $5,000,000 in debentures under its outstanding SBA commitment. The term of the debenture is 10-1/2 years, maturing in March 2014. The interim interest rate from September 2003 to March 2004, is 1.682% plus a user fee of 0.866%. A new long-term interest rate will be determined in March 2004 as part of the SBA pooling process. The two debentures issued in September 1993 that matured in September 2003 in the respective principal amounts of $1,500,000 and $2,220,000 were paid and satisfied in full out of the proceeds of the new $5,000,000 debenture issued in September 2003.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

7.    Notes Payable to Banks

      At June 30, 2003 and 2002 the Company had loan commitments with three banks for lines of credit aggregating $40,000,000. At June 30, 2003 and 2002, the Company had $34,130,000 and $33,720,000, respectively, outstanding under these lines. These loans, which mature through November 30, 2003, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.50%. At June 30, 2003, the weighted average interest rate on outstanding bank debt was approximately 2.75%.

      Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and other assets as collateral for the above lines of credit.

8.    Preferred Stock

      Ameritrans had 1,000,000 shares of "blank check" preferred shares authorized of which 500,000 shares were designated as 9 3/8% cumulative participating preferred stock $.01 par value, $12.00 face value. The remaining 500,000 shares of these "blank check" preferred shares were unissued at June 30, 2003 and 2002.

      As part of the April 24, 2002 stock offering (see Note 10) Ameritrans issued 300,000 shares of 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value. These preferred shares are redeemable at the option of the Company at the face value plus an additional amount up to 8% of face value, based on certain criteria, through April 2007.

9.    Common Stock

      Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.

      As part of the April 24, 2002 stock offering (see Note 10) the Company issued an additional 300,000 shares of common stock.

      Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans common stock, which had previously been pledged by the borrower as collateral. At June 30, 2003 and 2002 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

10.   Stock Offering

      On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of common stock, one share of 9 3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable into one share of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.70, subject to adjustment, until April 2007. The warrants may be redeemed by the Company under certain conditions. To date, no warrants have been exercised. The gross proceeds from the offering was $5,700,000 less costs and commissions of $1,704,399 resulting in net proceeds of $3,995,601. The underwriter had the option to increase this offering by 45,000 units to cover over-allotments through June 2, 2002, which option was not exercised. The underwriter also earned the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable at $8.40 per share. These units are exercisable over a five year period which commenced April 18, 2003. To date, the underwriter has not exercised the right to purchase these units.

11.   Income Taxes

      The provision for income taxes for the years ended June 30, 2003, 2002 and 2001 consists of the following:

                                                2003         2002         2001
                                              --------     --------     --------

Federal                                       $    473     $  1,067     $  2,562
State and local                                  7,424        7,787        5,334
                                              --------     --------     --------

                                              $  7,897     $  8,854     $  7,896
                                              ========     ========     ========

      In order to be taxed as a Regulated Investment Company, the Company must pay at least 90% of its net taxable income to its stockholders. The above provision represents income taxes accrued on undistributed income for the respective years.

12.   Related Party Transactions

      The Company paid approximately $38,000, $64,000 and $29,000 to a related law firm for the years ended June 30, 2003, 2002 and 2001, respectively, for legal services provided.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      During the year ended June 30, 2001, the Company rented office space on a month-to-month basis from an affiliated entity without a formal lease agreement. On July 1, 2001 the Company entered into a sublease agreement with this affiliated entity requiring rental payments of $3,292 per month, which expires April 30, 2004. As part of this agreement the affiliated entity, at the Company's request, rented an additional 1,800 square feet of office space contiguous with the Company's offices. Until the Company utilizes the additional space, the affiliated entity sublets the additional space to unaffiliated tenants. In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the affiliated entity for any losses on the sublease up to a maximum of $58,000 per year. During the years ended June 30, 2003 and 2002 the Company paid the affiliated entity approximately $3,500 and $7,000, respectively, relating to this additional space. Rent expense amounted to $59,290, $44,965 and $39,600 for the years ended June 30, 2003, 2002 and
2001, respectively.

      The Company also shares overhead costs with this affiliated entity and reimburses it for certain office costs. Overhead cost payments will be a minimum of $7,333 per month expiring April 30, 2004. Overhead costs and reimbursed office and salary expenses amounted to $84,989, $98,925 and $91,301 for the years ended June 30, 2003, 2002 and 2001, respectively. The Company expects to renew its sublease with the affiliated entity by executing a new formal sublease agreement for a new ten-year term commencing on May 1, 2004 through April 30, 2014, which will also require the Company to make payments of shared office expense. The renewal sublease and the terms of the arrangements between the parties are presently under consideration by the Company's Board.

      Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice.

      The future minimum rental and overhead costs for the next five years and in the aggregate thereafter are as follows:

                  Year Ending
                    June 30           Rent         Overhead
                  -----------      ---------       --------

                     2004          $  71,420       $ 73,330
                     2005             39,850             --
                     2006             41,245             --
                     2007             42,689             --
                     2008             44,183             --
                   Thereafter        251,148             --
                                   ---------       --------
                                   $ 490,535       $ 73,330
                                   =========       ========

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

13.   Commitments and Contingencies

      Interest Rate Swap

      On June 11, 2001, the Company entered into a $10,000,000 notional amount interest rate swap transaction with a bank which expired on June 11, 2002. Also on June 11, 2001, the Company entered into another interest rate swap transaction for $15,000,000 notional amount with this bank expiring June 11, 2003. On February 11, 2003, the Company entered into another interest rate swap transaction for $5,000,000 notional amount with the same bank expiring February 11, 2005. These swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt and settle the 11th day of each month. These swap transactions call for a fixed rate of 4.35%, 4.95%, and 3.56%, respectively for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

      Employment Agreements

      In July 2001, the Company entered into an employment agreement with an executive. This agreement was amended and restated in December 2002. The amended and restated agreement calls for annual compensation of $296,500, $321,500, $336,500, $348,900 and $361,800, respectively, for the five fiscal years beginning July 1, 2003. The agreement also calls for a discretionary bonus based on the determination by the Board of Directors but in no event shall it be less than $15,000 per year as well as certain other benefits. The amended and restated agreement expires July 1, 2008 but will automatically renew for an additional five (5) years unless either the Company or the executive gives notice of non-renewal. In July 2001, the Company also entered into a consulting agreement with this executive. This agreement was amended and restated in December 2002. The amended and restated agreement does not become effective unless the employment agreement between the Company and the executive is terminated. If the employment agreement is terminated under certain circumstances, as defined, the consulting agreement becomes effective and continues for a period of five (5) years. The amended and restated consulting agreement calls for compensation of one-half of the executive's base salary in effect at the termination date of the employment agreement plus any bonus paid.

      From October 2001 through December 2002, the Company entered into employment agreements with five executives whereby the Company would pay a minimum aggregate base salary, including minimum bonus, of approximately $462,000 per annum plus discretionary bonuses. The agreements also call for annual increases in base salary. These employment agreements expire from October 2006 through June 2008, but will be automatically renewed for an additional five
(5) years unless either the Company or the executives give notice of non-renewal.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

14.   Defined Contribution Plan

      On April 15, 1996, the Company adopted a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 2003, 2002 and 2001, contributions amounted to $86,443, $79,484 and $77,289, respectively.

15.   Stock Option Plans

      Employee Incentive Stock Option Plan

      During September 1998, Elk adopted an employee incentive stock option plan. An aggregate of 125,000 shares of common stock were authorized for issuance under the plan. Subsequently Ameritrans adopted an employee stock option plan which is substantially identical to and successor to the Elk plan. During January 2002, the plan was amended to increase the shares of common stock authorized for issuance to an aggregate of 200,000 shares. The plan provides that options may be granted to attract and retain key employees of the Company. Options granted under the plan vest immediately and are exercisable for periods ranging from five to ten years.

      Under the plan, the option price will be equal to at least the market value of the common stock on the grant date for employees and 110% of market value for stockholders who own more than 5% of the common stock. In January 1999, the Company granted 100,000 options to certain key employees at an exercise price ranging from $8.878 to $9.7625 per share. There were no options granted during the years ended June 30, 2003, 2002 or 2001.

      Non-Employee Directors Stock Option Plan

      On August 31, 1999, the Company adopted a Non-Employee Directors Stock Option Plan (the "Plan") with an aggregate of 75,000 options authorized for issuance. During January 2002, the Board of Directors and shareholders approved an amendment to the Plan to increase the aggregate of options authorized for issuance to 125,000 and to provide for automatic grants of options upon re-election of eligible directors. This amendment is still subject to the approval of the Securities and Exchange Commission. The Plan provides that options may be granted to attract and retain qualified persons to serve as directors of the Company. Options granted under this Plan are exercisable twelve months from the date of grant and expire five years from the date of grant. In addition, the option price will not be less than the market value of the common stock on the grant date. In August 1999, the Company granted 22,224 options to four directors at an exercise price of $9.00 per share. In January 2000, the Company granted an additional 11,112 options to two directors at an exercise price of $9.00 per share. During the year ended June 30, 2002, 11,112 of these options were subsequently terminated. There were no additional options granted for the years ended June 30, 2003, 2002 or 2001.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

      A summary of Stock Option Plan's transactions in fiscal periods 2003, 2002 and 2001 is as follows:

                                                                     Weighted
                                                                     Average
                                                    Number of     Exercise Price
                                                     Shares         Per Share
                                                    ---------     --------------

Options outstanding at June 30, 2001                  133,336       $    9.11

   Granted                                                 --              --
   Canceled                                           (11,112)      $    9.00
   Exercised                                               --              --
                                                    ---------       ---------

Options outstanding at June 30, 2002                  122,224       $    9.12

   Granted                                                 --              --
   Canceled                                                --              --
   Exercised                                               --              --
                                                    ---------       ---------

Options outstanding at June 30, 2003                  122,224       $    9.12
                                                    =========       =========

      The following table summarizes information about the stock options outstanding under the Company's option plans as of June 30, 2003:

                    Options Outstanding                             Options Exercisable
---------------------------------------------------------   ---------------------------------
                      Weighted Average                          Number
Number Outstanding       Remaining       Weighted Average   Exercisable at   Weighted Average
 at June 30, 2003     Contractual Life    Exercise Price    June 30, 2003     Exercise Price
------------------    ----------------   ----------------   --------------   ----------------

       70,000            5.5 years            $8.88              70,000           $8.88
       22,224            1.2 years            $9.00              22,224           $9.00
       30,000            0.5 years            $9.76              30,000           $9.76
    ---------                                                 ---------
      122,224                                                   122,224
    =========                                                 =========

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. There is no pro forma net income effect for the years ended June 30, 2003, 2002 and 2001.

16.   Other Matters

      Terminated Merger Costs

      On January 31, 2001 the proposed agreement and plan of merger (the "Merger Agreement") between the Company and Medallion Financial Corp. was terminated by the Company because the parties were unable to reach mutually agreeable terms for an extension of the closing date. Merger costs incurred by the Company amounted to $413,186 for the year ended June 30, 2001.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001
--------------------------------------------------------------------------------

17.   Quarterly Financial Data (Unaudited)

      For the year ended June 30, 2003:

                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                             ----------   ----------   ----------   ----------

Investment income            $1,608,233   $1,588,869   $1,547,685    $1,537,685

Operating income (loss)         318,214      259,287      (93,404)      (83,962)

Income (loss) before taxes      318,214      259,287      (93,404)      (80,986)

Net income (loss)               306,731      259,287      (97,847)      (72,957)

Net income (loss) per
   common share

     Basic                         0.11         0.09        (0.09)        (0.08)

     Diluted                       0.11         0.09        (0.09)        (0.08)

      For the year ended June 30, 2002:

                                  First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                               ----------   ----------   ----------   ----------

Investment income              $1,525,331   $1,473,801   $1,638,307   $1,632,280

Operating income                  321,422      323,075      220,697      179,856

Income before taxes               322,622      323,075      222,197      179,856

Net income                        321,552      323,075      215,671      178,598

Net income per common share

     Basic                           0.18         0.19         0.12         0.05

     Diluted                         0.18         0.19         0.12         0.05

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE OF LOANS

June 30, 2003
--------------------------------------------------------------------------------

                                                    Number of                   Maturity Dates    Balance
             Type of Loan                             Loans     Interest Rates    (in Months)   Outstanding
---------------------------------------             ---------   --------------  --------------  ------------

New York City:
   Taxi medallion                                       48          6%-13%           2-49       $ 12,984,115
   Radio car service                                    16        11%-13.5%          2-47            128,765

Chicago:
   Taxi medallion                                      503         9%-14.9%          2-143        23,184,463

Boston:
   Taxi medallion                                       17       7.25%-11.5%         11-48         2,241,768

Miami:
   Taxi medallion                                       74        7.25%-16%          1-95          2,947,608

Other loans:
   Restaurant/food service                               6        10%-12.5%          4-95            910,922
   Car wash/auto center                                  5         8.5%-15%          47-60           631,203
   Dry cleaner                                          15       6.75%-14.5%         1-59          1,144,096
   Laundromat                                           29       7.5%-14.25%         3-141         5,945,861
   Financial services                                    1           10%              60             252,781
   Black car service (real property)                     2          10.25%            41             395,149
   Auto sales                                            6         10%-12%           12-44           596,206
   Movie theater                                         1           16%              12             174,984
   Retirement home                                       2         14%-16%           84-97           235,872
   Commercial construction                               4         13%-14%           14-60           965,916
   Telecommunications                                    1           12%              18              75,085
   Leather goods                                         1           14%              30             187,233
   Beverage distributor                                  1          14.5%             91             211,874
   Marina                                                1          14.5%             34             224,247
   Plumbing and heating supplies                         1           14%              95             136,383
   Real estate                                           2        13.5%-15%          31-63           180,037
   Florist                                               1          7.25%             46             366,885
   Food market                                           2         12%-16%           48-72           391,895
   Debt collection                                       2           10%             23-26           558,521
   Software company                                      2            8%              39              34,808
   Taxicab distributor                                   1            6%              36             200,000
                                                                                                ------------

         Total loans receivable                                                                   55,306,678
Less unrealized depreciation on loans receivable                                                    (238,500)
                                                                                                ------------

         Loans receivable, net                                                                  $ 55,068,178
                                                                                                ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

3(ii)      By-laws(3)

4 Form of subordinated debentures issued to the U.S. Small Business Administration ("SBA") by Elk Associates Funding Corporation ("Elk")
           - Debenture issued March 26, 1997 - principal amount - $430,000; Maturity Date - March 1, 2007; Stated Interest Rate - 7.38%.(4) The following debentures are omitted pursuant to Rule 483:

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

           c. Debenture issued September 28, 1994 - principal amount - $2,690,000; Maturity Date - September 1, 2004; Stated Interest Rate - 8.20%.

           d. Debenture issued December 14, 1995 - principal amount - $1,020,000; Maturity Date - December 1, 2005; Stated Interest Rate - 6.54%.

           e. Debenture issued June 26, 1996 - principal amount - $1,020,000; Maturity Date - June 1, 2006; Stated Interest Rate - 7.71%.

10.1       Security Agreement between Elk and the SBA, dated September 9,
           1993.(4)

10.3       1999 Employee Stock Option Plan.(5)

10.4       Non-Employee Director Stock Option Plan.(5)

10.5 Custodian Agreement among Elk; Bank Leumi Trust Company of New York ("Leumi"), Israel Discount Bank of New York ("IDB"), Bank Hapoalim B.M. ("Hapoalim") and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the "Custodian Agreement").(4)

10.6        Agreements between Elk and the SBA.(4)

10.7 Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA dated September 9, 1993 (the "Intercreditor Agreement") (4)

10.8       Amendments to the Custodian and Intercreditor Agreements.(4)

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

10.10      Amendments to the Bank Intercreditor Agreement.(4)

           a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

           b.         Form of Amendment adding bank:

                      i. Amendment adding UMB, dated June, 1995 was previously filed.

                      ii. Amendment adding Sterling, dated April, 1996 - omitted pursuant to Rule 483.

10.11 Letter Agreement renewing line of credit for Elk with IDB Bank dated April 30, 2003.(6)

10.12 Promissory Note dated March 3, 2003 between Ameritrans and Bank Leumi USA and Letter Agreement dated March 11, 2003 between aforementioned parties.(6)

10.13 Master Note dated October 4, 1999 between Ameritrans and European American Bank.(6)

10.14      Line of Credit Agreement dated January 3, 2002 between Elk and
           Citibank.(7)

10.15 Form of indemnity agreement between Ameritrans and each of its directors and officers.(3)

10.16 Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff.(8)

10.17 Amended and Restated Consulting Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff.(8)

10.18 Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Lee Forlenza.(8)

10.19 Employment Agreement dated as of October 1, 2001 between Ameritran and Ellen Walker.(9)

10.20 Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens.(9)

10.21 Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance.(9)

14.1       Code of Ethics of Ameritrans Capital Corporation.

16.1 Letter of Marcum & Kliegman, LLP dated July 1, 2003 issued in connection with the dismissal of Marcum & Kliegman, LLP.(10)

21.1       List of Subsidiaries of Ameritrans.

31.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

------------
(1) Incorporated by reference from the Registrant's Current Report on 8-K (Item V) (File No. 333-63951) filed on May 12, 2000.

(2) Incorporated by reference from the Registrant's Current Report on 8-K (Item V) (File No. 333-63951) filed on September 6, 2000.

(3) Incorporated by reference from the Registrant's Registration Statement on Form N-14 (File No. 333-63951) filed September 22, 1998.

(4) Incorporated by reference from the Registrant's Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(5) Incorporated by reference from the Registrant's Proxy Statement on Form 14A (File No. 811-08847) filed on December 14, 2001.

(6)        Incorporated by reference from the Registrant's 10-Q (File No.
           811-08847) filed May 15, 2003.

(7) Incorporated by reference from the amendment to the Registrant's N-2 (File No. 333-82693) filed March 1, 2002.

(8)        Incorporated by reference from the Registrant's 10-Q (File No.
           811-08847) filed February 14, 2003.

(9)        Incorporated by reference from the Registrant's 10-Q (File No.
           811-08847) filed February 14, 2002.

(10) Incorporate by reference from the Registrant's Current Report on Form 8-K (File No. 811-08847) filed July 1, 2003.