Form 10-Q
period 2003-09-30
AMERITRANS CAPITAL CORP
filed 2003-11-14
CIK 1064015

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003

or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to

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

Registrant's telephone number, including area code: (800) 214-1047. Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2003: 2,035,600

                         AMERITRANS CAPITAL CORPORATION
                                    FORM 10-Q

                                Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
          Consolidated  Balance  Sheets as of September 30, 2003 (unaudited) and
           June 30, 2003..........................................................  1

          Consolidated  Statements of Operations -- For the Three Months Ended
           September 30, 2003 and 2002 (unaudited) ...............................  3

          Consolidated Statements of Cash Flows -- For the Three Months Ended
           September 30, 2003 and 2002 (unaudited) ...............................  4

          Notes to Consolidated Financial Statements .............................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations .............................................................  9

Item 3. Quantitative and Qualitative Disclosure about Market Risk ................ 14

Item 4. Controls and Procedures .................................................. 15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................... 15

        Signatures ............................................................... 17

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 2003 (UNAUDITED) AND JUNE 30, 2003

                                     ASSETS

                                                             September 30, 2003    June 30, 2003
                                                             ------------------    --------------
Loans receivable                                             $       54,083,564    $   55,306,678
Less: unrealized depreciation on loans receivable                      (238,500)         (238,500)
                                                             ------------------    --------------

         Loans receivable, net                                       53,845,064        55,068,178
Cash and cash equivalents                                               302,205           498,669
Accrued interest receivable, net of unrealized
   depreciation of $775,800 and $691,000, respectively                1,241,868         1,321,591
Assets acquired in satisfaction of loans                              1,142,189         1,142,189
Receivables from debtors on sales of assets acquired
   in satisfaction of loans                                             431,258           431,258
Equity securities                                                     1,054,046           929,405
Property and leasehold improvements, net                                475,427           173,100
Medallions Owned -- See Note 2                                          300,300                 -
Prepaid expenses and other assets                                       644,827           527,511
                                                             ------------------    --------------

        TOTAL ASSETS                                         $       59,437,184    $   60,091,901
                                                             ==================    ==============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 2003 (UNAUDITED) AND JUNE 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30, 2003    June 30, 2003
                                                                 ------------------    --------------
LIABILITIES
   Debentures payable to SBA                                     $       10,480,000    $    9,200,000
   Notes payable, banks                                                  32,379,902        34,130,000
   Accrued expenses and other liabilities                                   631,983           485,710
   Accrued interest payable                                                  97,217           219,671
   Dividends payable                                                         84,375            84,375
                                                                 ------------------    --------------

         TOTAL LIABILITIES                                               43,673,477        44,119,756
                                                                 ------------------    --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock 500,000 shares authorized,
    none issued or outstanding                                                    -                 -
   9 3/8% cumulative participating redeemable preferred
    stock $.01 par value, $12.00 face value, 500,000 shares
    authorized; 300,000 shares issued and outstanding                     3,600,000         3,600,000
    Common stock, $.0001 par value: 5,000,000 shares
    authorized; 2,045,600 shares issued, 2,035,600
    outstanding                                                                 205               205
   Additional paid-in-capital                                            13,869,545        13,869,545
   Accumulated deficit                                                   (1,400,498)       (1,197,725)
   Accumulated other comprehensive income                                  (235,545)         (229,880)
                                                                 ------------------    --------------

                                                                         15,833,707        16,042,145
   Less: Treasury stock, at cost, 10,000 shares
    of common stock                                                         (70,000)          (70,000)
                                                                 ------------------    --------------

         TOTAL STOCKHOLDERS' EQUITY                                      15,763,707        15,972,145
                                                                 ------------------    --------------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                   $       59,437,184    $   60,091,901
                                                                 ==================    ==============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                                                               Three Months Ended    Three Months Ended
                                                               September 30, 2003    September 30, 2002
                                                               ------------------    ------------------
INVESTMENT INCOME
    Interest on loans receivable                               $        1,390,175    $        1,551,000
    Fees and other income                                                  51,224                57,233
                                                               ------------------    ------------------

           TOTAL INVESTMENT INCOME                                      1,441,399             1,608,233
                                                               ------------------    ------------------

OPERATING EXPENSES
    Interest                                                              372,753               540,686
    Salaries and employee benefits                                        246,547               219,913
    Legal fees                                                             62,421                61,927
    Miscellaneous administrative expenses                                 378,361               293,104
    Loss on assets acquired in satisfaction of loans, net                  29,901                 9,724
    Directors' fee                                                         13,250                13,250
    Foreclosure expense                                                   209,630                78,186
    Write off and depreciation on interest
     and loans receivable                                                 255,892                73,229
                                                               ------------------    ------------------

           TOTAL OPERATING EXPENSES                                     1,568,755             1,290,019
                                                               ------------------    ------------------

           OPERATING (LOSS) INCOME                                       (127,356)              318,214
                                                               ------------------    ------------------

OTHER INCOME
    Rental income                                                          13,836                     -
    Gain on sale of securities                                              5,665                     -
                                                               ------------------    ------------------

           TOTAL OTHER INCOME                                              19,501                     -
                                                               ------------------    ------------------
           (LOSS) INCOME BEFORE INCOME TAXES                             (107,855)              318,214

INCOME TAXES                                                               10,543                11,483

           NET (LOSS) INCOME                                   $         (118,398)   $          306,731
                                                               ------------------    ------------------

DIVIDENDS ON PREFERRED STOCK                                   $          (84,375)   $          (84,375)
                                                               ------------------    ------------------
           NET (LOSS) INCOME AVAILABLE TO
             COMMON SHAREHOLDERS                               $         (202,773)   $          222,356
                                                               ------------------    ------------------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                                                 2,035,600             2,035,600
                                                               ==================    ==================

- Diluted                                                               2,035,600             2,035,600
                                                               ==================    ==================

NET (LOSS) INCOME PER COMMON SHARE
- Basic                                                        $            (0.10)   $             0.11
                                                               ==================    ==================

- Diluted                                                      $            (0.10)   $             0.11
                                                               ==================    ==================

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited)

                                                                              September 30, 2003    September 30, 2002
                                                                              ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                          $         (118,398)   $          306,731
                                                                              ------------------    ------------------

   Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
       Depreciation and amortization                                                      25,042                17,373
       Gain on sale of equity securities                                                  (5,665)                    -
    Change in operating assets and liabilities:
       Changes in unrealized depreciation on loans
            receivable and accrued interest receivable                                    84,800               (17,000)
       Accrued interest receivable                                                        (5,077)             (201,108)
       Prepaid expenses and other assets                                                (130,055)             (114,262)
       Accrued expenses and other liabilities                                            146,272               263,247
       Accrued interest payable                                                         (122,454)             (121,018)
                                                                              ------------------    ------------------

            TOTAL ADJUSTMENTS                                                             (7,137)             (172,768)
                                                                              ------------------    ------------------
            NET CASH (USED IN) PROVIDED BY
             OPERATING ACTIVITIES                                                       (125,535)              133,963
                                                                              ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loans receivable                                                                1,223,114            (1,189,298)
       Assets acquired in satisfaction of loans                                                -                 4,500
       Sales of equity securities                                                         25,959                     -
       Purchases of equity securities                                                   (150,600)             (173,000)
       Purchases of Medallions                                                          (300,300)                    -
       Capital expenditures                                                             (314,629)              (10,000)
                                                                              ------------------    ------------------
            NET CASH PROVIDED BY (USED IN)
             INVESTING ACTIVITIES                                                        483,544            (1,367,798)
                                                                              ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable, banks                                                      -             5,270,000
       Repayments of notes payable, banks                                             (1,750,098)           (3,400,000)
       Proceeds from debentures payable to SBA                                         5,000,000             2,050,000
       Repayment of debentures payable to SBA                                         (3,720,000)           (2,690,000)
       Dividends paid                                                                    (84,375)              (68,438)
                                                                              ------------------    ------------------
            NET CASH (USED IN) PROVIDED BY
             FINANCING ACTIVITIES                                                       (554,473)            1,161,562
                                                                              ------------------    ------------------

            NET DECREASE IN CASH AND
             CASH EQUIVALENTS                                                           (196,464)              (72,273)
                                                                              ------------------    ------------------
            CASH AND CASH EQUIVALENTS - Beginning                                        498,669               774,062

            CASH AND CASH EQUIVALENTS - Ending                                $          302,205    $          701,789
                                                                              ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The consolidated balance sheets of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of September 30, 2003, and the related statements of operations, and cash flows for the three months ended September 30, 2003 and September 30, 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Commission.

ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITY

Ameritrans, a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation ("Elk") on December 16, 1999 in a share for share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations. The historical financial statements of the Company prior to December 16, 1999 were those of Elk.

Elk, a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk has also registered as an investment company under the Investment Company Act of 1940 to make business loans.

Ameritrans is a specialty finance company that through its subsidiary, Elk, primarily makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets. From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Ameritrans, Elk, EAF Holding Corporation ("EAF"), EAF Enterprises LLC and Medallion Auto Management LLC and are collectively referred to as the "Company". EAF, EAF Enterprises LLC and Medallion Auto Management LLC are all wholly owned subsidiaries of Elk. All significant inter-company transactions have been eliminated in consolidation.

EAF was formed in June 1992 and began operations in December 1993. The purpose of EAF is to own and operate certain real estate assets acquired in satisfaction of loans by Elk.

EAF Enterprises LLC was formed in June 2003 and began operations in July 2003. The purpose of EAF Enterprises LLC is to own, lease and resell medallions acquired in satisfaction of foreclosures by Elk.

Medallion Auto Management LLC was formed in June 2003 and began operations in July 2003. The purpose of Medallion Auto Management LLC is to own, lease and resell automobiles in conjunction with the medallions owned by EAF Enterprises LLC.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities. Since inception, Elk Capital has had no operations.

RECLASSIFICATIONS

Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three months ended September 30, 2003. These reclassifications have no effect on previously reported net income.

INCOME TAXES

The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2004, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted-average shares for 2003 and 2002 as inclusion is anti-dilutive. At September 30, 2003 the Company had 133,141 options outstanding.

LOAN VALUATIONS

The Company's loans are recorded at fair value. Loans are valued at cost less unrealized depreciation. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. To date, the fair value of the loans has been determined to approximate cost less unrealized depreciation. No loans have been recorded above cost.

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

NOTE 2 - ACQUISITION OF MEDALLIONS AND OTHER PROPERTY

During the quarter ended September 30, 2003, the Company purchased five Chicago medallions through one of its subsidiaries, EAF Enterprises LLC for $300,300. Another subsidiary, Medallion Auto Management LLC, purchased vehicles for $163,233 to be leased in conjunction with the medallions owned by EAF Enterprises LLC to individual taxi operators. Other capital expenditures include the purchases of furniture and equipment and expenses for leasehold improvements related to the additional office and storage space acquired in July 2003.

NOTE 3 -- DEBENTURES PAYABLE TO SBA

At September 30, 2003 and June 30, 2003 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                    Current
                                   Effective     9/30/03        6/30/03
                                    Interest    Principal      Principal
  Issue Date         Due Date        Rate         Amount         Amount
  ----------         --------      ---------    ---------      ---------
September 1993    September 2003     6.12(3)  $           -  $  2,220,000
September 1993    September 2003     6.12(3)  $           -  $  1,500,000
March 1997        March 2007         7.38(1)  $     430,000  $    430,000
July 2002         September 2012     4.67(2)  $   2,050,000  $  2,050,000
December 2002     March 2013         4.63(2)  $   3,000,000  $  3,000,000
September 2003    March 2014         1.68(2)  $   5,000,000  $          -
                                              -------------  ------------

                                              $  10,480,000  $  9,200,000
                                              =============  ============

(1) Elk is also required to pay an additional annual user fee of 1% on this debenture.

(2) Elk is also required to pay an additional annual user fee of 0.866% on debentures.

(3) The debentures matured and were paid in full during September 2003.

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

During September 2003, a new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $5,000,000 with an interim interest rate of 1.682%. The long term fixed rate for the ten year term will be determined on the pooling date of March 24, 2004. In addition to the fixed rate, there is an additional annual SBA user fee of 0.866% per annum that will also be charged making the initial rate 2.548% before applicable amortization of points and fees.

NOTE 4 -- NOTES PAYABLE TO BANKS

At September 30, 2003 and June 30, 2003 Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000. At September 30, 2003 and June 30, 2003, Elk had $32,379,902 and $34,130,000 respectively, outstanding under these lines. The loans, which mature through November 30, 2003, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements Elk is required to comply with certain terms, covenants and conditions. At September 30, 2003 and June 30, 2003, Elk is in compliance with all terms, covenants and conditions. Elk pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

INTEREST RATE SWAPS

On June 11, 2001 Elk entered into an interest rate Swap transaction for $15,000,000 with a bank, which expired June 11, 2003. On February 11, 2003,
Elk entered into another interest rate Swap transaction for $5,000,000 with the same bank expiring February 11, 2005. These Swap transactions were entered into to protect Elk from an upward movement in interest rates relating to outstanding bank debt. These Swap transactions call for a fixed rate of 4.95% and 3.56% respectively for Elk and if the floating one month LIBOR rate is below the fixed rate then Elk is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay Elk for the differences in rates.

NOTE 6 -- OTHER MATTERS

QUARTERLY DIVIDEND

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 25, 2003 on the Company's 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2003 through September 30, 2003, which was paid on October 15, 2003 to all holders of the Participating Preferred Stock of record as of October 7, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Such estimates and assumptions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2003, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our critical accounting policies are those applicable to the valuation of loans receivable and various investments discussed below.

VALUATION OF LOANS AND DEBT SECURITIES. For loans and debt securities, fair value generally approximates cost less unrealized depreciation and no loans have been recorded above cost. Overall financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and other factors lead to a determination of the fair value at a different amount.

EQUITY SECURITIES. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company makes a careful review of the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

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

Elk primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. Elk also makes loans and investments to persons who qualify under SBA regulation as "non-disadvanged". Elk's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At September 30, 2003, 76% of Elk's portfolio was invested in loans secured by taxi medallions and 24% of Elk's loans were to other diversified businesses.

From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

Elk set up two additional wholly owned subsidiaries, EAF Enterprises LLC and Medallion Auto Management LLC, in June 2003. Starting July 2003, EAF Enterprises LLC took title to 5 of Elk's foreclosure medallions and leased them to individual operators and Medallion Auto Management LLC purchased vehicles to lease with the medallions. The taxi operators have the option to purchase both the medallions and vehicles.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AND 2002

TOTAL INVESTMENT INCOME

The Company's investment income for the period ended September 30, 2003 decreased $166,834 to $1,441,399 as compared with the prior period ended September 30, 2002. This decrease was mainly due to the impact of lower average interest rates charged on new and modified loans, combined with a decrease in other fees of $6,009.

OPERATING EXPENSES

Total operating expenses increased $278,736 from $1,290,019 to $1,568,755. Lower interest costs were more than offset by increases in salary, foreclosure expenses, depreciation in the value of loans and other administrative expenses. Interest expense for the period ended September 30, 2003 decreased $167,933 when compared to the period ended September 30, 2002. This reflects the lower interest charged on outstanding bank borrowings and certain SBA debentures refinanced at lower rates during the current quarter. Salary and employee benefits increased $26,634 when compared with the similar quarter in the prior year. This increase reflects the increases that were put into effect from the officers' employment agreements. Foreclosure expenses increased $131,444 and depreciation in the value of loans increased $182,663 when compared with the similar quarter in the prior year. Both of these increases relate primarily to the foreclosures of the Chicago medallion loans. Other administrative expenses increased $85,257 when compared with the similar quarter in the prior year. This increase relates primarily to increases in rent, professional fees and insurance.

NET INCOME (LOSS)

Net income (loss) decreased from $306,731 in the period ended September 30, 2002 to a net loss of $118,398 in the period ended September 30, 2003. The decrease in the net income for the period was attributable primarily to the write down of the Chicago loan portfolio and related foreclosure expenses, increases in salaries and certain other administrative costs, which were only partially offset by favorable interest rates obtained from debt refinancing. Dividends of Participating Preferred Stock for the quarter amounted to $84,375 in each of the quarters ended September 30, 2003 and 2002.

BALANCE SHEET AND RESERVES

Total assets decreased by $654,717 as of September 30, 2003 when compared to total assets as of June 30, 2003. A decrease in loans receivable was partially offset by an increase in intangibles, and property and improvements. In September 2003 a new debenture payable to the SBA for $5,000,000 was drawn from the commitment pool of $12,000,000. In the same month, Elk also paid off two SBA debentures in the amount of $2,220,000 and $1,500,000 that matured in September 2003. In addition, Elk also paid down $1,750,098 on its bank borrowings.

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

At September 30, 2003, 76% of Elk's indebtedness was represented by indebtedness to its banks and 24% by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 5.50% to 8.38%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March
26, 2003, respectively. On September 15, 2003, another new debenture payable to the SBA was drawn in the amount of $5,000,000 with an interim interest rate of 1.682%. The long term fixed rate will be determined on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.54%, 5.49% and 2.55% before applicable amortization of points and fees.

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

During the quarter ended September 30, 2003, the Company purchased five Chicago medallions through one of its subsidiaries, EAF Enterprises LLC for $300,300. Another subsidiary, Medallion Auto Management LLC, purchased vehicles for $163,233 to be leased in conjunction with the medallions owned by EAF Enterprises LLC to individual taxi operators. Other capital expenditures include the purchases of furniture and equipment and expenses for leasehold improvements related to the additional office and storage space acquired in July 2003. In addition, the Company invested $100,000 to obtain a 50% stock ownership in a company during August 2003.

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

NEW ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The adoption of this pronouncement did not have a material effect on the consolidated financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This Statement establishes standards for users to follow in classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for the first interim period after June 15, 2003. The adoption of this Standard did not have a significant impact on the Company's consolidated results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's business activities are subject to risk. The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments. Also, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer (also acting Chief Financial Officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 10, 2003 the Company filed a report on Form 8-K reporting under Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing its year end June 30, 2003 results.

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

                         AMERITRANS CAPITAL CORPORATION

DATE: NOVEMBER 14, 2003               BY: /s/ GARY C. GRANOFF
                                          --------------------------
                                          GARY C. GRANOFF
                                          CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER AND
                                          CHIEF ACCOUNTING OFFICER)