Form 10-Q
period 2003-12-31
AMERITRANS CAPITAL CORP
filed 2004-02-17
CIK 1064015

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2003

or

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

Yes /X/ No / /

The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 17, 2004: 2,035,600

                         AMERITRANS CAPITAL CORPORATION

                                    FORM 10-Q

                                Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
      Consolidated Balance Sheets as of December 31, 2003 (unaudited) and June 30, 2003                  1 - 2

      Consolidated  Statements of Operations -- For the Three Months and Six Months Ended
        December 31, 2003 (unaudited) and 2002 (unaudited)                                                   3

      Consolidated Statements of Cash Flows -- For the Six Months Ended December 31, 2003
        (unaudited) and 2002 (unaudited)                                                                 4 - 5

      Notes to Consolidated Financial Statements                                                        6 - 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          11 - 17

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                      17 - 18
Item 4. Controls and Procedures                                                                        18 - 19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                    19

Signatures                                                                                                  20

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31, 2003
                                                                 (unaudited)       June 30, 2003
                                                              -----------------  -----------------
Loans receivable                                               $    53,477,811    $    55,306,678
Less: unrealized depreciation on loans receivable                     (288,500)          (238,500)
                                                               ---------------    ---------------

     Loans receivable, net                                          53,189,311         55,068,178
Cash and cash equivalents                                              474,538            498,669
Accrued interest receivable, net of unrealized
  depreciation of $394,500 and $691,000, respectively                1,107,404          1,321,591
Assets acquired in satisfaction of loans                               854,189          1,142,189
Receivables from debtors on sales of assets acquired
  in satisfaction of loans                                             427,470            431,258
Equity securities                                                    1,043,379            929,405
Property and leasehold improvements, net                               446,298            173,100
Medallions -- See Note 2                                             1,418,901                  -
Prepaid expenses and other assets                                      591,114            527,511
                                                               ---------------    ---------------

     TOTAL ASSETS                                              $    59,552,604    $    60,091,901
                                                               ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31, 2003
                                                                      (unaudited)       June 30, 2003
                                                                   -----------------  -----------------
LIABILITIES
    Debentures payable to SBA                                       $    10,480,000    $     9,200,000
    Notes payable, banks                                                 32,779,902         34,130,000
    Accrued expenses and other liabilities                                  541,251            485,710
    Accrued interest payable                                                192,226            219,671
    Accrued dividend payable                                                 84,375             84,375
                                                                    ---------------    ---------------
         TOTAL LIABILITIES                                               44,077,754         44,119,756
                                                                    ---------------    ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock 500,000 shares authorized,
     none issued or outstanding                                                   -                  -
    9 3/8% cumulative participating redeemable preferred
     stock $.01 par value, $12.00 face value, 500,000 shares
     authorized; 300,000 shares issued and outstanding                    3,600,000          3,600,000
    Common stock $.0001 par value: 5,000,000 shares
     authorized; 2,045,600 shares issued, 2,035,600
     outstanding                                                                205                205
    Additional paid-in-capital                                           13,869,545         13,869,545
    Accumulated deficit                                                  (1,678,689)        (1,197,725)
    Accumulated other comprehensive income                                 (246,211)          (229,880)
                                                                    ---------------    ---------------

                                                                         15,544,850         16,042,145

    Less: Treasury stock, at cost, 10,000 shares of
          Common stock                                                      (70,000)           (70,000)
                                                                    ---------------    ---------------

           TOTAL STOCKHOLDERS' EQUITY                                    15,474,850         15,972,145
                                                                    ---------------    ---------------

           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                   $    59,552,604    $    60,091,901
                                                                    ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended  Three Months Ended  Six Months Ended    Six Months Ended
                                                        December 31, 2003   December 31, 2002  December 31, 2003   December 31, 2002
                                                       ------------------  ------------------  -----------------   -----------------
INVESTMENT INCOME
   Interest on loans receivable                           $  1,331,027        $  1,543,557        $  2,721,202        $  3,094,557
   Fees and other income                                        57,222              45,312             108,446              99,569
                                                          ------------        ------------        ------------        ------------
         TOTAL INVESTMENT INCOME                             1,388,249           1,588,869           2,829,648           3,194,126
                                                          ------------        ------------        ------------        ------------
OPERATING EXPENSES
   Interest                                                    342,679             526,329             715,432           1,067,015
   Salaries and employee benefits                              241,019             214,135             487,566             434,048
   Occupancy costs                                              48,178              39,497              98,241              73,482
   Professional fees                                           241,999             147,786             354,882             262,371
   Miscellaneous administrative expenses                       315,423             235,784             606,509             455,496
   Loss on assets acquired in satisfaction of loans, net         6,168               4,940              36,069              14,664
   Foreclosure expenses                                         53,902              41,985             263,532             120,171
   Write off and depreciation of interest and
     loans receivable                                          355,662             119,126             611,554             192,354
                                                          ------------        ------------        ------------        ------------
         TOTAL OPERATING EXPENSES                            1,605,030           1,329,582           3,173,785           2,619,601
                                                          ------------        ------------        ------------        ------------

         OPERATING (LOSS) INCOME                              (216,781)            259,287            (344,137)            574,525
                                                          ------------        ------------        ------------        ------------
OTHER INCOME
   Rental income                                                23,712                   -              37,548                   -
   Gain on sale of securities                                        -                   -               5,665               2,976
                                                          ------------        ------------        ------------        ------------
         TOTAL OTHER INCOME                                     23,712                   -              43,213               2,976
                                                          ------------        ------------        ------------        ------------

         (LOSS) INCOME BEFORE INCOME TAXES                    (193,069)            259,287            (300,924)            577,501
                                                          ------------        ------------        ------------        ------------

INCOME TAXES                                                       747                   -              11,290              11,483
                                                          ------------        ------------        ------------        ------------

         NET (LOSS) INCOME                                    (193,816)            259,287            (312,214)            566,018
                                                          ------------        ------------        ------------        ------------

DIVIDENDS ON PREFERRED STOCK                                   (84,375)            (84,375)           (168,750)           (168,750)
                                                          ------------        ------------        ------------        ------------

         NET (LOSS) INCOME AVAILABLE TO
          COMMON SHAREHOLDERS                             $   (278,191)       $    174,912        $   (480,964)       $    397,268
                                                          ------------        ------------        ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                                      2,035,600           2,035,600           2,035,600           2,035,600
                                                          ============        ============        ============        ============
- Diluted                                                    2,035,600           2,035,600           2,035,600           2,035,600
                                                          ============        ============        ============        ============

NET (LOSS) INCOME PER COMMON SHARE
- Basic                                                   $      (0.14)       $       0.09        $      (0.24)       $       0.20
                                                          ============        ============        ============        ============
- Diluted                                                 $      (0.14)       $       0.09        $      (0.24)       $       0.20
                                                          ============        ============        ============        ============

    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 December 31, 2003   December 31, 2002
                                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                            $      (312,214)    $       566,018
                                                                  ---------------     ---------------

     Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
       Depreciation and amortization                                       31,410              14,676
       Gain on sale of equity securities                                   (5,665)             (2,976)
      Change in operating assets and liabilities:
       Changes in unrealized depreciation on loans
        receivable and accrued interest receivable                       (246,500)             99,000
       Accrued interest receivable                                        510,687            (395,350)
       Prepaid expenses and other assets                                  (63,603)           (178,853)
       Accrued expenses and other liabilities                              55,541              30,980
       Accrued interest payable                                           (27,445)             (1,039)
                                                                  ---------------     ---------------

               TOTAL ADJUSTMENTS                                          254,425            (433,562)
                                                                  ---------------     ---------------

               NET CASH (USED IN) PROVIDED BY
               OPERATING ACTIVITIES                                       (57,789)            132,456
                                                                  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loans receivable                                                   409,967          (2,064,506)
       Assets acquired                                                    288,000              24,500
       Receivables from debtors on sales of assets acquired
         in satisfaction of loans                                           3,788             (65,266)
       Sale of equity securities                                           25,959              27,727
       Purchases of equity securities                                    (150,600)           (172,061)
       Sale of automobiles                                                 60,125                   -
       Capital expenditures                                              (364,733)            (58,401)
                                                                  ---------------     ---------------

               NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                                       272,506          (2,308,007)
                                                                  ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds of notes payable, banks                                   400,000           7,635,000
       Repayments of notes payable, banks                              (1,750,098)         (6,325,000)
       Proceeds of debentures payable, SBA                              5,000,000           5,050,000
       Repayments of debentures payable, SBA                           (3,720,000)         (3,710,000)
       Dividends paid                                                    (168,750)           (500,564)
                                                                  ---------------     ---------------

               NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES                                      (238,848)          2,149,436
                                                                  ---------------     ---------------

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                                                      December 31, 2003   December 31, 2002
                                                      -----------------   -----------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                (24,131)            (26,115)

     CASH AND CASH EQUIVALENTS - Beginning                    498,669             774,062
                                                        -------------       -------------

     CASH AND CASH EQUIVALENTS - Ending                 $     474,538       $     747,947
                                                        =============       =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING ACTIVITIES:

     Acquisition of medallions through
       foreclosure of loans                             $  (1,418,901)      $           -
                                                        =============       =============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The consolidated balance sheets of Ameritrans Capital Corporation ("Ameritrans") as of December 31, 2003, and the related statements of operations, and cash flows for the three months and six months ended December 31, 2003 and December 31, 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Commission.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk, EAF Holding Corporation ("EAF"), EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC and EAF Leasing II LLC and are collectively referred to as the "Company". EAF, EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC and EAF Leasing II LLC are all wholly owned subsidiaries of Elk. All significant inter-company transactions have been eliminated in consolidation.

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

EAF Leasing LLC was formed in August 2003 and began operations in October 2003. The purpose of EAF Leasing LLC is to own and lease medallions acquired in satisfaction of foreclosures by Elk.

EAF Leasing II LLC was formed in August 2003 and began operations in October 2003. The purpose of EAF Leasing II LLC is to own and lease medallions acquired in satisfaction of foreclosures by Elk.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities. Since inception, Elk Capital has had no operations.

Reclassifications

Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation in the financial statements for the three months and six months ended December 31, 2003.

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

Net Income (Loss) Per Common Share

Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted-average shares for 2003 and 2002 as inclusion is anti-dilutive.

Loan Valuations

The Company's loans are carried at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. The fair value of the loans has been determined to approximate cost less unrealized depreciation.

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

NOTE 2 - ACQUISITION OF MEDALLIONS AND OTHER PROPERTY

During the six months ended December 31, 2003, the Company transferred Chicago medallions related to defaulted and foreclosed loans to certain newly formed subsidiaries, which, in turn, are leasing those medallions to customers. Although Elk never had title to the medallions, which serve as collateral for loans, the subsidiaries gained title by paying market purchase price, related transfer fees and satisfying any outstanding liens with the City of Chicago. The subsidiaries borrowed funds from Elk to complete the purchases of the medallions.

In connection with the above, another subsidiary, Medallion Auto Management LLC, purchased vehicles for $163,233 to be leased in conjunction with the medallions owned by EAF Enterprises LLC to individual taxi operators. Other capital expenditures include the purchases of furniture and equipment and additional leasehold improvements related to the additional office and storage space acquired in July 2003.

NOTE 3 -- DEBENTURES PAYABLE TO SBA

At December 31, 2003 and June 30, 2003 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                Current
                               Effective       12/31/03      6/30/03
                                Interest       Principal    Principal
  Issue Date       Due Date       Rate          Amount        Amount
  ----------       --------    ---------       ---------    ---------
September 1993  September 2003   6.12(3)    $          -  $ 2,220,000
September 1993  September 2003   6.12(3)    $          -  $ 1,500,000
March 1997      March 2007       7.38(1)    $    430,000  $   430,000
July 2002       September 2012   4.67(2)    $  2,050,000  $ 2,050,000
December 2002   March 2013       4.63(2)    $  3,000,000  $ 3,000,000
September 2003  March 2014       1.68(2)(4) $  5,000,000  $         -
                                            ------------  -----------

                                            $ 10,480,000  $ 9,200,000
                                            ============  ===========

(1) Elk is also required to pay an additional annual user fee of 1% on this debenture.

(2) Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

(3) The debentures matured and were paid in full during September 2003.

(4) During September 2003, a new debenture payable to SBA was drawn from the reserve pool of $12,000,000 in the amount of $5,000,000 with an interim interest rate of 1.682%. This outstanding interim debenture issued since last pooling will be combined into a new pool or an aggregation of SBA debentures and the long term fixed rate for the pool will be established at the next pooling date. Debenture pooling occurs twice a year, in March and September. The long term fixed rate for the ten year term for this $5,000,000 debenture will be determined on the pooling date of March 24, 2004. In addition to the fixed rate, there is an additional annual SBA user fee of 0.866% per annum that will also be charged making the initial rate 2.548% before applicable amortization of points and fees.

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

NOTE 4 -- NOTES PAYABLE TO BANKS

At December 31, 2003 and June 30, 2003 Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and had $32,779,902 and $34,130,000 respectively, outstanding under these lines. The loans, which mature March 31, 2004 through December 31, 2004, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements Elk is required to comply with certain terms, covenants and conditions. At December 31, 2003 and June 30, 2003, Elk is in compliance with all terms, covenants and conditions. Elk pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

Interest Rate Swaps

On June 11, 2001 Elk entered into an interest rate Swap transaction for $15,000,000 with a bank, which expired June 11, 2003. On February 11, 2003, Elk entered into another interest rate Swap transaction for $5,000,000 with the same bank expiring February 11, 2005. These Swap transactions were entered into to protect Elk from an upward movement in interest rates relating to outstanding bank debt. These Swap transactions call for a fixed rate of 4.95% and 3.56% respectively for Elk. If the floating one month LIBOR rate is below the fixed rate then Elk is obligated to pay the bank the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay Elk the differences in rates.

Lease Agreement

In November 2003, the Board of Directors approved a new sublease for office space to take effect upon the expiration of the existing sublease, May 1, 2004, and to continue through April 30, 2014 with an affiliated entity. The Company is presently utilizing 37% of the space and therefore committed to the minimum of 37% utilization factor on all rent, additional rent and electricity charges billed to landlord. The Company's share is currently $8,327 a month and subject to annual increases as per the master lease agreement between the landlord and Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. In addition, the Company is also obligated to pay for its share of shared overhead expenses as noted in the agreement, currently a minimum of $3,000 a month.

NOTE 6 -- OTHER MATTERS

Quarterly Dividend

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 25, 2003 on the Company's 9 3/8% Cumulative
Participating Redeemable Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2003 through September 30, 2003, which was paid on October 15, 2003 to all holders of the Participating Preferred Stock of record as of October 7, 2003.

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on December 31, 2003 on the Company's 9 3/8% Cumulative Participating Redeemable Preferred Stock (the "Participating Preferred Stock") for the period October 1, 2003 through December 31, 2003, which was paid on January 20, 2004 to all holders of the Participating Preferred Stock of record as of January 12, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

General

Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. Both Ameritrans and Elk are registered as an investment company under the Investment Company Act of 1940.

Elk primarily makes loans to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments in entities which are at least 50% owned by such persons. Elk also makes loans and investments to persons who qualify under SBA regulation as "non-disadvanged". Elk's primary lending activity is to originate and service loans collateralized by the cities of New York, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses.

At December 31, 2003, 75% of Elk's portfolio was invested in loans secured by taxi medallions and 25% of Elk's loans were to other diversified businesses.

From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

Elk established two additional wholly owned subsidiaries, EAF Enterprises LLC and Medallion Auto Management LLC, in June 2003. Starting July 2003, EAF Enterprises LLC took title to 5 of Elk's foreclosed medallions and leased them to new individual operators and Medallion Auto Management LLC purchased vehicles which it leased with the medallions. The taxi operators have the option to purchase both the medallions and the vehicles.

Elk also set up another two wholly owned subsidiaries, EAF Leasing LLC and EAF Leasing II LLC, in August 2003. Commencing in October 2003, EAF Leasing LLC took title to 10 of Elk's foreclosed medallions and EAF Leasing II LLC took title to another 9 of Elk's foreclosed medallions. Both subsidiaries will lease the medallions to a large medallion operator. No option to purchase the medallions has been offered to the medallion operator.

Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions, collateral values, and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Such estimates and assumptions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2003, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. The critical accounting policies are those applicable to the valuation of loans receivable and various investments discussed below.

VALUATION OF LOANS AND DEBT SECURITIES. For loans and debt securities, fair value generally approximates cost less unrealized depreciation and no loans have been recorded above cost. Overall financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and other factors lead to a determination of fair value.

EQUITY SECURITIES. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company makes a careful review of the assumptions underlying the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below cost is other than temporary, the related investment is written down to its new estimated fair value.

ASSETS ACQUIRED IN SATISFACTION OF LOANS. Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Total Investment Income

The Company's investment income for the period ended December 31, 2003 decreased $364,478 or 11% to $2,829,648 as compared with the prior period ended December 31, 2002. This decrease was mainly due to the impact of lower average interest rates charged on new and modified loans.

Operating Expenses

Total operating expenses increased $554,184 or 21% from $2,619,601 to $3,173,785. Lower interest costs were more than offset by increases in salary, foreclosure expenses, depreciation in the value of loans and other administrative expenses. Interest expense for the period ended December 31, 2003 decreased $351,583 or 33% when compared to the period ended December 31, 2002. This reflects the lower interest charged on outstanding bank borrowings and certain SBA debentures refinanced at lower rates during the current period. Salary and employee benefits increased $53,518 or 12% when compared with the similar period in the prior year. This increase reflects the increases that were put into effect from recently amended officers' employment agreements. Occupancy costs increased $24,759 or 34%, when compared with the period ended December 31, 2002, primarily due to the rental of additional office and storage space starting July 2003. Professional fees increased $92,511 or 35% when compared with the similar period in the prior year. This increase reflects the additional legal fees incurred related to the foreclosures of the Chicago medallion loans. Foreclosure expenses increased $143,361 or 119% and depreciation in the value of loans increased $419,200 or 218% when compared with the similar period in the prior year. Both of these increases relate primarily to the foreclosures of the Chicago medallion loans. Other administrative expenses increased $151,013 or 33% when compared with the similar period in the prior year. This increase relates primarily to increases in Chicago service fees, commissions and insurance.

Net Income (Loss)

Net income decreased 155% from $566,018 for the period ended December 31, 2002 as compared to a net loss of $312,214 for the period ended December 31, 2003. The decrease in the net income for the period was attributable primarily to the write down of the Chicago loan portfolio and related foreclosure expenses, increases in salaries and certain other administrative costs, which were only partially offset by favorable interest rates obtained from debt refinancing. Dividends of Participating Preferred Stock for the quarter amounted to $84,375 in each of the quarters ended December 31, 2003 and 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Total Investment Income

The Company's investment income for the three months ended December 31, 2003 decreased $200,620 or 13% to $1,388,249 as compared with the prior period ended December 31, 2002. This decrease was mainly due to the impact of lower average interest rates charged on new and refinanced loans.

Operating Expenses

Total operating expenses increased $275,448 or 21% from $1,329,582 to $1,605,030. Lower interest costs were more than offset by increases in salary, foreclosure expenses, depreciation in the value of loans and other administrative expenses. Interest expense for the three months ended December 31, 2003 decreased $183,650 or 35% when compared to the period ended December 31, 2002. This reflects the lower interest charged on outstanding bank borrowings and certain SBA debentures refinanced at lower rates during the current quarter. Salary and employee benefits increased $26,884 or 13% when compared with the similar quarter in the prior year. This increase reflects the increases that were put into effect from recently amended officers' employment agreements. Professional fees increased $94,213 or 64% when compared with the similar quarter in the prior year. This increase reflects the additional legal fees incurred related to the foreclosures of the Chicago medallion loans. Foreclosure expenses increased $11,917 or 28% and depreciation in the value of loans increased $236,536 or 199% when compared with the similar quarter in the prior year. Both of these increases relate primarily to the foreclosures of the Chicago medallion loans. Other administrative expenses increased $79,639 or 34% when compared with the similar quarter in the prior year. This increase relates primarily to increases in Chicago service fees, commissions and insurance.

Net Income (Loss)

Net income decreased 175% from $259,287 for the three months ended December 31, 2002 as compared to a net loss of $193,816 for the quarter ended December 31, 2003. The decrease in the net income for the period was attributable primarily to the write down of the Chicago loan portfolio and related foreclosure expenses, increases in salaries and certain other administrative costs, which were only partially offset by favorable interest rates obtained from debt refinancing.

Balance Sheet and Reserves

Total assets decreased by $539,297 as of December 31, 2003 when compared to total assets as of June 30, 2003. A decrease in loans receivable was partially offset by an increase in medallions owned, and property and improvements. In September 2003 a new debenture payable to the SBA for $5,000,000 was drawn from the commitment pool of $12,000,000. In the same month, Elk also paid off two SBA debentures in the amount of $2,220,000 and $1,500,000 that matured in September 2003. In addition, Elk also paid down $1,750,098 on its bank borrowings.

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

At December 31, 2003, 76% of Elk's indebtedness was represented by indebtedness to its banks and 24% by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 5.50% to 8.38%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003, another new debenture payable to the SBA was drawn in the amount of $5,000,000 with an interim interest rate of 1.682%. The long term fixed rate will be determined on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.54%, 5.49% and 2.55% before applicable amortization of points and fees.

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

During the six months ended December 31, 2003, the Company transferred Chicago medallions related to defaulted and foreclosed loans to certain newly formed subsidiaries, which, in turn, are leasing those medallions to customers. Although Elk never had title to the medallions, which serve as collateral for loans, the subsidiaries gained title by paying market purchase price, related transfer fees and satisfying any outstanding liens with the City of Chicago. The subsidiaries borrowed funds from Elk to complete the purchases of the medallions. In connection with the above, another subsidiary, Medallion Auto Management LLC, purchased vehicles for $163,233 to be leased in conjunction with the medallions owned by EAF Enterprises LLC to individual taxi operators. Other capital expenditures include the purchases of furniture and equipment and additional leasehold improvements related to the additional office and storage space acquired in July 2003.

In addition, Ameritrans invested $100,000 to obtain a 50% stock ownership in a company during August 2003. Elk also obtained a 48% stock ownership in another company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to Chicago medallions transferred from Elk related to defaulted and foreclosed loans, and also to purchase vehicles and for related start up expenses. The profit or loss of this company is to be retained by the majority stockholder of this company. Commencing on and after July 1, 2007, and for a two and one-half year period after, the majority stockholder shall have the right to purchase Elk's interest in this company by giving notice and exercising its right to repurchase Elk's shares. Elk shall also have the right to require the majority stockholder to repurchase Elk's interest in this company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's business activities are subject to market risk. The Company considers the principal types of market risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

In addition, the illiquidity of the Company's loan portfolio and investments may adversely affect its ability to dispose of loans at times when it may be advantageous for it to liquidate such portfolio or investments. Also, if it was required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments. Because the Company borrows money to make loans and investments, its net operating income is dependent upon the difference between the rate at which it borrows funds and the rate at which it loans and invests these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on interest income. As interest rates rise, interest costs increase, decreasing the net interest rate spread the Company receives and thereby adversely affect profitability. Although the Company intends to continue to manage its interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce the interest rate spread in the short term.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Chief Executive Officer (also acting Chief Financial Officer) has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Letter Agreement between Bank Leumi and Elk dated February 12, 2004 extending line of credit.

31.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On November 17, 2003 the Company filed a report on Form 8-K reporting under
Item 12 (Results of Operations and Financial Condition) that the Company issued a press release announcing its results for the quarter ended September 30, 2003.

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

                         AMERITRANS CAPITAL CORPORATION

DATE: FEBRUARY 17, 2004             BY: /s/ GARY C. GRANOFF
                                        --------------------------
                                        GARY C. GRANOFF
                                        CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER AND
                                        CHIEF ACCOUNTING OFFICER)