Form 10-Q
period 2004-03-31
AMERITRANS CAPITAL CORP
filed 2004-05-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the
                      Quarterly Period Ended March 31, 2004
                                       or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to


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

Yes /X/ No / /

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2004: 2,035,600

                         AMERITRANS CAPITAL CORPORATION

                                    FORM 10-Q

                                Table of Contents



PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 2004 (unaudited) and June 30, 2003                       1 - 2

        Consolidated  Statements of Operations -- For the Three Months and Nine Months Ended
         March 31, 2004 (unaudited) and 2003 (unaudited)                                                         3

        Consolidated Statements of Cash Flows -- For the Nine Months Ended March 31, 2004
         (unaudited) and 2003 (unaudited)                                                                    4 - 5

        Notes to Consolidated Financial Statements                                                          6 - 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              12 - 19

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                          19 - 20
Item 4. Controls and Procedures                                                                                 20

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                   20 - 21

Signatures                                                                                                      22


                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                March 31, 2004
                                                   (unaudited)   June 30, 2003
                                               -------------------------------

 Loans receivable                                  $54,502,805    $55,306,678
 Less: unrealized depreciation on loans
  receivable                                          (388,500)      (238,500)
                                               ----------------  -------------

          Loans receivable, net (Note 4)            54,114,305     55,068,178
 Cash and cash equivalents                             434,536        498,669
 Accrued interest receivable, net of
  unrealized depreciation of $82,100 and
  $691,000, respectively                             1,133,589      1,321,591
 Assets acquired in satisfaction of loans              853,689      1,142,189
 Receivables from debtors on sales of assets
  acquired in satisfaction of loans                    424,258        431,258
 Equity investments                                  1,011,507        929,405
 Property and leasehold improvements, net              432,715        173,100
 Medallions (Note 2)                                 1,418,901              -
 Prepaid expenses and other assets                     646,508        527,511
                                               ----------------  -------------

          TOTAL ASSETS                             $60,470,008    $60,091,901
                                               ================  =============

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31, 2004    June 30, 2003
                                                         (unaudited)
                                                    ---------------------------------
LIABILITIES
   Debentures payable to SBA (Note 3)                      $12,000,000    $9,200,000
   Notes payable, banks (Note 4)                            32,408,652    34,130,000
   Accrued expenses and other liabilities                      573,181       485,710
   Accrued interest payable                                     63,948       219,671
   Accrued dividend payable                                     84,375        84,375
                                                    ------------------- -------------

             TOTAL LIABILITIES                              45,130,156    44,119,756
                                                    ------------------- -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock 500,000 shares authorized,
     none issued or outstanding                                      -             -
   9 3/8% cumulative participating redeemable preferred
     stock $.01 par value, $12.00 face value, 500,000 shares
   authorized; 300,000 shares issued and outstanding         3,600,000     3,600,000
   Common stock $.0001 par value: 5,000,000 shares
     authorized; 2,045,600 shares issued, 2,035,600
     outstanding                                                   205           205
   Additional paid-in-capital                               13,869,545    13,869,545
   Accumulated deficit                                      (1,814,687)   (1,197,725)
   Accumulated other comprehensive income                     (245,211)     (229,880)
                                                    ------------------- -------------

                                                            15,409,852    16,042,145

   Less: Treasury stock, at cost, 10,000 shares of
            Common stock                                       (70,000)      (70,000)
                                                    ------------------- -------------

             TOTAL STOCKHOLDERS' EQUITY                     15,339,852    15,972,145
                                                    ------------------- -------------

             TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                     $60,470,008   $60,091,901
                                                    =================== =============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         Three Months Ended Three Months Ended Nine Months Ended  Nine Months Ended
                                                            March 31, 2004     March 31, 2003     March 31, 2004    March 31, 2003
                                                         --------------------------------------------------------------------------
INVESTMENT INCOME
  Interest on loans receivable                                  $1,249,444        $1,499,081          $3,970,646        $4,593,638
  Fees and other income                                            130,030            48,604             238,476           148,173
  Leasing income                                                    48,837                 -              86,385                 -
                                                         ------------------ -----------------  ------------------ -----------------
        TOTAL INVESTMENT INCOME                                  1,428,311         1,547,685           4,295,507         4,741,811
                                                         ------------------ -----------------  ------------------ -----------------

OPERATING EXPENSES
  Interest                                                         345,172           555,249           1,060,604         1,622,264
  Salaries and employee benefits                                   275,959           220,055             763,525           654,103
  Occupancy costs                                                   50,383            35,945             148,624           109,428
  Professional fees                                                152,349           133,372             507,231           395,743
  Miscellaneous administrative expenses                            321,188           256,471             927,697           711,966
  Loss on assets acquired in satisfaction of loans, net              5,102            57,800              41,171            72,464
  Foreclosure expenses                                              46,769           161,667             310,302           281,838
  Write off and depreciation of interest and
       loans receivable                                            254,159           220,530             865,713           412,884
                                                         ------------------ -----------------  ------------------ -----------------
        TOTAL OPERATING EXPENSES                                 1,451,081         1,641,089           4,624,867         4,260,690
                                                         ------------------ -----------------  ------------------ -----------------
        OPERATING (LOSS) INCOME                                    (22,770)          (93,404)           (329,360)          481,121
                                                         ------------------ -----------------  ------------------ -----------------

OTHER INCOME
  Gain on sale of securities                                             -                 -               5,665             2,976
  Equity in loss of investee                                       (24,747)                -             (24,747)                -
                                                         ------------------ -----------------  ------------------ -----------------
        TOTAL OTHER INCOME                                         (24,747)                -             (19,082)            2,976
                                                         ------------------ -----------------  ------------------ -----------------
        (LOSS) INCOME BEFORE INCOME TAXES                          (47,517)          (93,404)           (348,442)          484,097
                                                         ------------------ -----------------  ------------------ -----------------

INCOME TAXES                                                         4,106             4,443              15,396            15,926
                                                         ------------------ -----------------  ------------------ -----------------
        NET (LOSS) INCOME                                          (51,623)          (97,847)           (363,838)          468,171
                                                         ------------------ -----------------  ------------------ -----------------

DIVIDENDS ON PREFERRED STOCK                                       (84,375)          (84,375)           (253,125)         (253,125)
                                                         ------------------ -----------------  ------------------ -----------------
        NET (LOSS) INCOME AVAILABLE TO
           COMMON SHAREHOLDERS                                   $(135,998)        $(182,222)          $(616,963)         $215,046
                                                         ------------------ -----------------  ------------------ -----------------

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic                                                          2,035,600         2,035,600           2,035,600         2,035,600
                                                         ================== =================  ================== =================
- Diluted                                                        2,035,600         2,035,600           2,035,600         2,035,600
                                                         ================== =================  ================== =================

NET (LOSS) INCOME PER COMMON SHARE
- Basic                                                             $(0.07)           $(0.09)             $(0.30)            $0.11
                                                         ================== =================  ================== =================
- Diluted                                                           $(0.07)           $(0.09)             $(0.30)            $0.11
                                                         ================== =================  ================== =================


    The accompanying notes are an integral part of these financial statements

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                For the Nine Months Ended March 31, 2004 and 2003




                                                       March 31, 2004  March 31, 2003
                                                       --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                       $(363,838)       $468,171
                                                       --------------- ---------------

    Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                           49,765          23,187
       Gain on sale of equity securities                       (5,665)         (2,976)
       Equity in loss of investee                              24,747               -
      Change in operating assets and liabilities:
       Changes in unrealized depreciation on loans
         receivable and accrued interest receivable          (458,900)         99,000
       Accrued interest receivable                            796,902        (367,409)
       Prepaid expenses and other assets                     (118,997)       (268,347)
       Accrued expenses and other liabilities                  87,471           2,422
       Accrued interest payable                              (155,723)       (131,129)
                                                       --------------- ---------------
            TOTAL ADJUSTMENTS                                 219,600        (645,252)
                                                       --------------- ---------------
            NET CASH USED IN OPERATING ACTIVITIES            (144,238)       (177,081)
                                                       --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loans receivable                                      (615,026)     (1,944,158)
       Assets acquired                                        288,500         165,899
       Receivables from debtors on sales of assets
        acquired in satisfaction of loans                       7,000         (63,987)
       Proceeds from sale of equity securities                 84,084          27,726
       Purchases of equity securities                        (200,600)       (545,986)
       Sale of automobiles                                     60,125               -
       Capital expenditures                                  (369,505)        (83,763)
                                                       --------------- ---------------
            NET CASH USED IN INVESTING ACTIVITIES            (745,422)     (2,444,269)
                                                       --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds of notes payable, banks                     3,430,000       8,385,000
       Repayments of notes payable, banks                  (5,151,348)     (6,325,000)
       Proceeds of debentures payable, SBA                  6,950,000       5,050,000
       Repayments of debentures payable, SBA               (4,150,000)     (3,710,000)
       Dividends paid                                        (253,125)       (789,499)
                                                       --------------- ---------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         825,527       2,610,501
                                                       --------------- ---------------

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

                For the Nine Months Ended March 31, 2004 and 2003


                                                                          March 31, 2004       March 31, 2003
                                                                       -------------------- --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (64,133)             (10,849)

CASH AND CASH EQUIVALENTS - Beginning                                              498,669              774,062
                                                                       -------------------- --------------------

CASH AND CASH EQUIVALENTS - Ending                                                $434,536             $763,213
                                                                       ==================== ====================


SUPPLEMENTAL DISCLOSURES OF NON-CASH
    INVESTING ACTIVITIES:

   Acquisition of medallions through foreclosure of loans receivable           $(1,418,901)                  $-
                                                                       ==================== ====================

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The consolidated balance sheets of Ameritrans Capital Corporation ("Ameritrans") as of March 31, 2004, and the related statements of operations, and cash flows for the three months and nine months ended March 31, 2004 and March 31, 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Commission.

Organization and Principal Business Activity

Ameritrans, a Delaware corporation, acquired all of the outstanding shares of Elk Associates Funding Corporation ("Elk") on December 16, 1999 in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations. The historical financial statements of the Company prior to December 16, 1999 were those of Elk.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk, EAF Holding Corporation ("EAF"), EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC, (collectively referred to as the "Company"). EAF, EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC are all wholly owned subsidiaries of Elk. All significant inter-company transactions have been eliminated in consolidation.

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

EAF Leasing III LLC was formed in January 2004. The purpose of EAF Leasing
III LLC is to own and lease medallions acquired in satisfaction of foreclosures by Elk.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities as its parent, Elk. Since its inception, Elk Capital has had no operations.

Equity Investments

Ameritrans invested $100,000 to obtain a 50% stock ownership interest in a company in August 2003. Since control of the entity resides with the other owner, as evident by the running of the day-to-day operations as well as the number of board seats, this entity is carried using the equity basis of accounting.

Elk also obtained a 48% stock ownership interest in another company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs. The profit or loss of this company is to be retained by the majority stockholder of this company. Commencing on or after July 1, 2007, and for a two and one-half year period thereafter, the majority stockholder has the right to purchase Elk's interest in this company at a price described in the stockholders' agreement, by giving notice and exercising its right to repurchase Elk's shares. Elk also has the right (put option) under the agreement to require the company to repurchase Elk's 48% interest in this company.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code"). An RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a RIC, the Company must pay at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2004, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

Net Income (Loss) Per Common Share

Net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which requires presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted-average shares for 2004 and 2003 as inclusion is anti-dilutive.

Loan Valuations

The Company's loan portfolio is carried at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the

Company ("the Board of Directors"). In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. The fair value of the loans has been determined to approximate cost less unrealized depreciation.

Use Of Estimates

In The Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the fair value of the loans.

Reclassifications

Certain amounts in the prior financial statements have been reclassified for comparative purposes to conform with the presentation used in the financial statements for the three months and nine months ended March 31, 2004.

NOTE 2 - ACQUISITION OF MEDALLIONS AND OTHER PROPERTY

During the nine months ended March 31, 2004, Elk transferred Chicago medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries, which, in turn, lease the medallions to customers. The subsidiaries gained title by paying related transfer fees and satisfying outstanding liens with Elk and the city of Chicago. The subsidiaries borrowed funds in the amount of $1,418,901 from Elk to complete the purchases of the medallions.

Another subsidiary, Medallion Auto Management LLC, purchased vehicles (aggregating $163,233) which it leases to individual taxi operators in conjunction with the medallions owned by EAF Enterprises LLC. Other capital expenditures included the purchase of furniture and equipment and additional leasehold improvements related to the additional office and storage space occupied in July 2003.

NOTE 3 -- DEBENTURES PAYABLE TO SBA

At March 31, 2004 and June 30, 2003 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

                                Current
                               Effective        3/31/04      6/30/03
                                Interest       Principal    Principal
  Issue Date       Due Date       Rate          Amount        Amount
  ----------       --------    ---------       ---------    ---------
September 1993  September 2003   6.12(3)    $          -  $ 2,220,000
September 1993  September 2003   6.12(3)    $          -  $ 1,500,000
March 1997      March 2007       7.38(1)(4) $          -  $   430,000
July 2002       September 2012   4.67(2)    $  2,050,000  $ 2,050,000
December 2002   March 2013       4.63(2)    $  3,000,000  $ 3,000,000
September 2003  March 2014       4.12(2)(5) $  5,000,000  $         -
February 2004   March 2014       4.12(2)(5) $  1,950,000  $         -
                                            ------------  -----------

                                            $ 12,000,000  $ 9,200,000
                                            ============  ===========

(1) Elk was required to pay an additional annual user fee of 1% on this debenture.

(2) Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

(3)  The debentures matured and were paid in full during September 2003.

(4)  The debenture was prepaid in full during March 2004.

(5) The fixed rate of 4.12% was determined on the pooling date of March 24, 2004. Prior to that date, the interim interest rates assigned to the $5,000,000 and the $1,950,000 debentures were 1.682% and 1.595%, respectively.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

SBA Commitment

During January 2002 Elk and the SBA entered into an agreement whereby the SBA issued a commitment to reserve debentures in the amount of $12,000,000 to be issued by Elk on or prior to September 30, 2006. A 2.5% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A $120,000 non-refundable fee was paid by Elk at the time of obtaining the $12,000,000 commitment. In February 2004, Elk made the final draw down from this commitment.

NOTE 4 -- NOTES PAYABLE TO BANKS

On March 31, 2004 and June 30, 2003 Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and had $32,408,652 and $34,130,000 respectively, outstanding under these lines. The loans, which mature at various dates between May 15, 2004 and December 31, 2004, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.5%. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements Elk is required to comply with certain terms, covenants and conditions. At March 31, 2004 and June 30, 2003, Elk is in compliance with all terms, covenants and conditions. Elk pledged its loans receivable and other assets as collateral for the above lines of credit.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

Interest Rate Swaps

On June 11, 2001 Elk entered into an interest rate swap transaction for $15,000,000 with a bank which expired June 11, 2003. On February 11, 2003, Elk entered into another interest rate swap transaction for $5,000,000 with the same bank expiring February 11, 2005. These swap transactions were entered into to protect Elk from an upward movement in interest rates relating to outstanding bank debt. These swap transactions call for a fixed rate of 4.95% and 3.56% respectively for Elk. If the floating one-month LIBOR rate is below the fixed rate then Elk is obligated to pay the bank the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay Elk the differences in rates. For the three months and nine months ended March 31, 2004, Elk incurred additional interest expense of $12,140 and $35,895 due to the fluctuation of interest rate.

Lease Agreement

In November 2003, the Board of Directors approved a new sublease with an affiliated entity for office space to take effect upon the expiration of the existing sublease, May 1, 2004, and to continue through April 30, 2014 and accounts for certain retroactive adjustments per the agreement. The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord. The Company's rent share is currently $8,327 per month and subject to annual increases as per the master lease agreement between the landlord and Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month.

The future minimum rental and overhead costs for the next five years and in the aggregate thereafter are as follows:

               Year Ending
                 June 30           Rent         Overhead
               -----------      ---------       --------

                  2004         $   34,607       $  9,000
                  2005            139,777         36,000
                  2006            141,172         36,000
                  2007            142,616         36,000
                  2008            144,110         36,000
                Thereafter        834,053        210,000
                                ---------       --------
                               $1,436,335       $363,000
                                =========       ========

NOTE 6 -- OTHER MATTERS

Quarterly Dividend

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 25, 2003 on the Company's 9 3/8% Cumulative Participating Redeemable Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2003 through September 30, 2003, which was paid on October 15, 2003 to all holders of the Company's Participating Preferred Stock of record as of October 7, 2003.

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on December 31, 2003 on the Company's 9 3/8% Cumulative Participating Redeemable Preferred Stock (the "Participating Preferred Stock") for the period October 1, 2003 through December 31, 2003, which was paid on January 20, 2004 to all holders of the Company's Participating Preferred Stock of record as of January 12, 2004.

The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on March 23, 2004 on the Company's 9 3/8% Cumulative Participating Redeemable Preferred Stock (the "Participating Preferred Stock") for the period January 1, 2004 through March 31, 2004, which was paid on April 12, 2004 to all holders of the Company's Participating Preferred Stock of record as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes thereto appearing in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe.

General

Ameritrans acquired Elk on December 16, 1999 in a share-for-share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. Both Ameritrans and Elk are registered as an investment company under the Investment Company Act of 1940, as amended.

Elk primarily makes loans to persons who qualify under SBA regulation as socially or economically disadvantaged and makes loans and investments in entities which are at least 50% owned by such persons. Elk also makes loans and investments to persons who qualify under SBA regulation as "non-disadvanged". Elk's primary lending activity is to originate and service loans collateralized by the cities of New York, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses.

At March 31, 2004, 74% of Elk's portfolio of loans was invested in loans secured by taxicab medallions and 26% of Elk's loans were to other diversified businesses.

>From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

Elk established two additional wholly owned subsidiaries, EAF Enterprises LLC and Medallion Auto Management LLC, in June 2003. Starting July 2003, EAF Enterprises LLC took title to five of Elk's foreclosed medallions and leased them to new individual operators and Medallion Auto Management LLC purchased vehicles, which it leased with the medallions. The taxi operators have the option to purchase both the medallions and the vehicles.

Elk also set up another three wholly owned subsidiaries, EAF Leasing LLC and EAF Leasing II LLC in August 2003 and EAF Leasing III LLC in January 2004. Commencing in October 2003, EAF Leasing LLC took title to ten of Elk's foreclosed medallions and EAF Leasing II LLC took title to another nine of Elk's foreclosed medallions. As of March 31, 2004, EAF Leasing III LLC had not taken title to any of Elk's foreclosed medallions. These subsidiaries will lease the medallions to a large medallion operator. No option to purchase the medallions has been offered to the medallion operator.

Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The significant estimates made by the Company include (1) valuation of loans, (2) evaluation of the recoverability of various receivables, and (3) the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions, collateral values, and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Such estimates and assumptions are inherently uncertain and may require complex and subjective judgments. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2004, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. The critical accounting policies are those applicable to the valuation of loans receivable and various investments discussed below.

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

Results of Operations for the Nine Months Ended March 31, 2004 and 2003

Total Investment Income

The Company's investment income for the period ended March 31, 2004 decreased by $446,304 or 9% to $4,295,507 as compared with the prior period ended March 31, 2003. This decrease was mainly due to the impact of lower average interest rates charged on new and modified loans as well as lower outstanding loans receivable.

Operating Expenses

Total operating expenses increased by $364,177 or 9% from $4,260,690 to $4,624,867. Lower interest costs were more than offset by increases in salary, foreclosure expenses, depreciation in the value of loans and other administrative expenses. Interest expense for the period ended March 31, 2004 decreased $561,660 or 35% when compared to the period ended March 31, 2003. This reflects the lower interest charged on outstanding bank borrowings and certain SBA debentures refinanced at lower rates during the current period. Salary and employee benefits increased $109,422 or 17% when compared with this period the year prior. This increase reflects the increases that were put into effect from recently amended officers' employment agreements. Occupancy costs increased $39,196 or 36%, when compared with the period ended March 31, 2003, primarily due to the rental of additional office and storage space starting July 2003. Professional fees increased $111,488 or 28% when compared with the similar period in the prior year. This increase reflects the additional legal fees incurred relating to the foreclosures of the Chicago medallion loans. Foreclosure expenses increased $28,464 or 10% and depreciation in the value of loans increased $452,829 or 110% when compared with this period the year prior. Both of these increases relate primarily to the foreclosures of the Chicago medallion loans. Other administrative expenses increased $215,731 or 30% when compared with this period the year prior. This increase relates primarily to increases in Chicago service fees, commissions, insurance and depreciation.

Net Income (Loss)

Net income decreased from $468,171 for the nine month period ended March 31, 2003 as compared to a net loss of $363,838 for the period ended March 31, 2004. The decrease in the net income for the period was attributable primarily to the write down of the Chicago loan portfolio and related foreclosure expenses, increases in salaries and certain other administrative costs, which were only partially offset by favorable interest rates obtained from debt refinancing. Dividends of Participating Preferred Stock for the quarter amounted to $84,375 in each of the quarters ended March 31, 2004 and 2003.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Total Investment Income

The Company's investment income for the three months ended March 31, 2004 decreased

$119,374 or 8% to $1,428,311 as compared with the period ended March 31, 2003. This decrease was mainly due to the impact of lower average interest rates charged on new and refinanced loans as well as lower outstanding loans receivable.

Operating Expenses

Total operating expenses decreased $190,008 or 12% from $1,641,089 to $1,451,081. This decrease was mainly due to lower interest costs and decreases in foreclosure expenses. Interest expenses for the three months ended March 31, 2004 decreased $210,077 or 38% when compared to the period ended March 31, 2003. This reflects the lower interest charged on outstanding bank borrowings and certain SBA debentures refinanced at lower rates during the current quarter. Salary and employee benefits increased $55,904 or 25% when compared with the same quarter the prior year. This increase reflects the increases that were put into effect from recently amended officers' employment agreements. Professional fees increased $18,977 or 14% when compared with the same quarter year prior. This increase reflects the additional legal fees incurred relating to the foreclosure of the Chicago medallion loans. Foreclosure expenses decreased $114,898 or 71%. This decrease reflects the reduction of foreclosures of the Chicago medallion loans. The depreciation in the value of loans increased $33,629 or 15% when compared with the same quarter in the prior year. Other administrative expenses increased $64,717 or 25% when compared with the same quarter in the prior year. This increase relates primarily to increases in Chicago service fees, commissions, insurance and depreciation.

Net Income (loss)

Net loss decreased from $97,847 for the three months ended March 31, 2003 to a net loss of $51,623 for the quarter ended March 31, 2004. The decrease in the net loss for the period was attributable primarily to less write down relating to the Chicago foreclosures, combined with interest rate reductions as a result of the debt refinancings offset by increases in salaries and certain other administrative costs.

Balance Sheet and Reserves

Total assets increased by $378,107 as of March 31, 2004 when compared to total assets as of June 30, 2003. A decrease in loans receivable was partially offset by an increase in medallions owned, and property and improvements. In September 2003 a new debenture payable to the SBA for $5,000,000 was drawn from the commitment pool of $12,000,000. In the same month, Elk also paid off two SBA debentures in the amount of $2,220,000 and $1,500,000 that matured in September 2003. In February 2004, Elk made the final draw down in the amount of $1,950,000 from the commitment pool of $12,000,000. In March 2004, Elk prepaid a SBA debenture for $430,000. In addition,

Elk utilized these funds to pay down $1,721,348, net of proceeds on its short-term bank borrowings.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

On April 24, 2002, Ameritrans completed a public offering of 300,000 units, consisting of one share of Common Stock, one share of 9 3/8% cumulative participating redeemable Preferred Stock, face value $12.00, and one redeemable Warrant exercisable into one share of Common Stock. The gross proceeds from the sale were $5,700,000 less offering expenses of $1,704,399. A portion of the proceeds was used temporarily to reduce bank and SBA indebtedness. Ameritrans also used part of the proceeds to start its own loan portfolio.

At March 31, 2004, 73% of Elk's indebtedness was represented by indebtedness to its banks and 27% by the debentures issued to the SBA with fixed rates of interest plus user fees, which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, of which $7,591,348 is available at March 31, 2004, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, debentures payable to the SBA were drawn from this reserved pool in the amounts of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two additional debentures payable to the SBA were drawn in the amounts of $5,000,000 and $1,950,000, respectively to complete the $12,000,000 pool. The interim interest rates assigned were 1.682% and 1.595%, respectively. The fixed rate of 4.12% for both debentures was determined on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee of 0.87% per annum that will also be charged making the rate 5.54%, 5.49% and 4.99% before applicable amortization of points and fees.

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

During the nine months ended March 31, 2004, the Company transferred
Chicago medallions in the amount of $1,418,901 relating to defaulted and foreclosed loans to certain newly formed subsidiaries, which, in turn, are leasing those medallions to customers. Although Elk never had title to the medallions, which serve as collateral for loans, the subsidiaries gained title by paying related transfer fees and satisfying any outstanding liens with the city of Chicago. The subsidiaries borrowed funds from Elk to complete the purchases of the medallions. In connection with the above, another subsidiary, Medallion Auto Management LLC, purchased vehicles for $163,233 to be leased in conjunction with the medallions owned by EAF Enterprises LLC to individual taxi operators. Other capital expenditures include the purchases of furniture and equipment and additional leasehold improvements relating to the additional office and storage space occupied in July 2003.

Like Elk, Ameritrans distributes at least 90% of its investment company taxable income and, accordingly, will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, the Company expects to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

New Accounting Standards

In December 2003 the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities." This standard will require all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIEs. These requirements are effective for financial statements issued after December 31, 2003, and are not expected to have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards
No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This Statement establishes standards for users to follow in classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for the first interim period after June 15, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated results of operations and financial position.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for

Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The adoption of this pronouncement did not have a material effect on the consolidated financial statements as the Company continues to apply the intrinsic value method in accordance with Accounting Principles Board No. 25.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's business activities are subject to market risk. The Company considers the principal types of market risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its business. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer (also acting Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he has concluded that such controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Letter Agreement between Israel Discount Bank of New York and Elk dated April 13, 2004 extending line of credit.

31.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Form 8-K was filed on February 18, 2004 in response to Items 7 and 12 of that form.

                         AMERITRANS CAPITAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: MAY 14, 2004                   BY: /s/ GARY C. GRANOFF
                                        --------------------------
                                        GARY C. GRANOFF
                                        CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER AND
                                        CHIEF ACCOUNTING OFFICER)