Form 10-K
period 2004-06-30
AMERITRANS CAPITAL CORP
filed 2004-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________
                           COMMISSION FILE NO. 0-22153

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $.0001
              per share 9 3/8% Cumulative Participating Redeemable
                       Preferred Stock (face value $12.00)
                     Warrants exercisable into Common Stock
                                (Title of Class)

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

The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of September 14, 2004 was approximately $10,178,000 based on the last sale price of the Registrant's Common Stock on the Nasdaq SmallCap Market as of the close of business on September 14, 2004. There were 2,035,600 shares of the Registrant's Common Stock outstanding as of September 14, 2004.

                         AMERITRANS CAPITAL CORPORATION
                          2004 FORM 10-K ANNUAL REPORT

                                             Table of Contents

                                                                                                                  PAGE

PART I                                                                                                              1

     ITEM 1. BUSINESS OF AMERITRANS                                                                                 1
     ITEM 2. PROPERTIES                                                                                            27
     ITEM 3. LEGAL PROCEEDINGS                                                                                     27
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   28

PART II                                                                                                            28
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS                                                                           28
     ITEM 6. SELECTED FINANCIAL DATA                                                                               29
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                                                   30
     ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                                                           40
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                           40
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES                                                                  40
     ITEM 9A.CONTROLS AND PROCEDURES                                                                               41

PART III                                                                                                           42
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                   42
     ITEM 11. EXECUTIVE COMPENSATION                                                                               46
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT                                      53
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       57
     ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                                                               59

PART IV                                                                                                            60
     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                                                            60

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS                                                           61

SIGNATURES                                                                                                         62



                                     PART I

 ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation (the "Company", "Ameritrans", "our", "us", or "we") was formed in 1998 to engage in lending and investment activities, primarily with small and medium-sized businesses, directly and through subsidiaries. On December 16, 1999, Ameritrans acquired Elk Associates Funding Corporation ("Elk") in a one-for-one share exchange in which Elk stockholders received shares of common stock of Ameritrans, and Elk became a wholly-owned subsidiary. Elk is a "small business investment company," or "SBIC," formed in 1979 and licensed by the U.S. Small Business Administration ("SBA") in 1980. The Company's internet site is WWW.AMERITRANSCAPITAL.COM. Ameritrans makes available, free of charge through its internet site its annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Elk makes loans to the owners of taxi cab businesses in the Chicago, New York City, Miami and Boston markets and to other small businesses, using, among other things, taxi medallions as collateral. Elk has not experienced material losses of principal in connection with taxi cab financings in our New York, Boston and Miami markets. Elk has experienced some losses of Principal in its taxi lending business in Chicago since 2001.



but from time to time has
experienced some small losses of principal on its taxi medallion lending operations. Loans made to finance the purchase or continued ownership of taxi medallions, taxis and related assets represented approximately 72% of Elk's loan portfolio as of June 30, 2004. Loans made to finance the acquisition and/or operation of other small businesses constitute the balance of Elk's loan portfolio.

From inception through April 2002, the Company's only activities have been the operation of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the public offering of 300,000 units. Each unit was comprised of one share of common stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock") and one warrant exercisable into one share of common stock for five (5) years at an exercise price of $6.70 (the "Warrant"). The offering was completed in April 2002 (the "Unit Offering"). Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operations of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors. The executive officers and directors of both Elk and Ameritrans are identical.

In addition, both Ameritrans and Elk have elected to be treated as "regulated investment companies," or "RICs," for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. As a RIC we qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999,when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder. Ameritrans has paid common dividends to its shareholders since its inception with the exception of the three (3) month periods ended June 30, 2000, September 30, 2000, March 31, 2003, June 30, 2003 and fiscal year 2004. Also, the Company does not expect to be able to pay dividends for the three month period ended September 30, 2004. All preferred dividends have been duly paid each quarter.

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

CURRENT BUSINESS ACTIVITIES

AMERITRANS. From inception through April 2002, Ameritrans' only activities have been the operation of Elk. In May 2002, Ameritrans began making loans to businesses using the proceeds raised from the Company's Unit Offering. Since July 2002, Ameritrans has been making equity investments. Equity securities in Ameritrans's investment portfolio at June 30, 2004 totaled $433,226 or 0.76% of total assets.

ELK. Elk was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk has made loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets.

Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2004 totaled $605,391 or 1.06% of total assets. Elk may make additional equity investments. However, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets.

Elk has six (6) wholly-owned subsidiaries: EAF Holding Corporation, EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.

EAF Holding Corporation was formed in 1992, and its sole activity is to own and operate certain real estate assets acquired in satisfaction of loans. EAF Enterprises LLC was formed in June 2003 to take title to some of our remaining Chicago foreclosure medallions, and to thereafter lease them out to taxi drivers on a 36-month lease. Medallion Auto Management LLC was formed in June 2003 to own taxi vehicles used primary in conjunction with EAF Enterprises LLC's taxi medallion leasing operation. The terms of such lease will also provide the lessee with an option to purchase the medallion at $60,000, less credit given for any future payments required to be paid to maintain the option in full force and effect. In order to lease the medallions, Medallion Auto Management LLC has purchased taxi vehicles and leases the vehicles to the operators whereby each operator will own the vehicle for a nominal payment at the end of the term of the lease, or have an option to purchase the vehicle for its then unamortized cost. EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC were formed to take title to approximately 35 foreclosed medallions and lease them to large medallion operators.

TAXI MEDALLION FINANCE INDUSTRY AND MARKET OVERVIEW

CHICAGO TAXI MEDALLION INDUSTRY AND MARKET. As part of its geographic diversification strategy, Elk studied the Chicago taxi medallion market in 1994, and began making loans in Chicago in April, 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division. The number of taxi medallions is limited by city ordinances, and until 1988, these ordinances gave control of the majority of the medallions to the two largest taxi operators in Chicago, Yellow Cab Co., and Checker Taxi Co., Inc. Since 1988, the taxi industry in Chicago has shifted toward more individual ownership. Over the succeeding 10 years, the Yellow Cab Co. and Checker Taxi Co., Inc., pursuant to the settlement of an anti-trust legal action, gave 1,300 medallions back to the City of Chicago (the "City"), and the City added 100 medallions each year. These medallions were distributed in a lottery system to taxi drivers who had never owned a medallion. By July, 1997, there were a total of 5,700 medallions issued in Chicago, of which Yellow Cab Co. owned approximately 2,071, and the remaining 3,629 were owned by individual owner drivers, or by individual operators who had purchased multiple medallions.

In December, 1997, the City Council increased the number of medallions by 1,000, which were then issued over a period of three years from 1998 through the end of the year 2000. Of these medallions, 500 were issued in lotteries to taxi drivers who never owned a medallion, and the other 500 were auctioned to the highest bidder. In the November 1998 auction of 150 medallions, there were 499 bids to purchase medallions. The winning bid prices ranged from $57,000 to $63,000 per medallion, which was approximately the same as open market prices for taxi medallions that were sold in Chicago at that time. In the August 1999 auction of 150 medallions, the winning bid prices ranged from $65,000 to $70,000.

In October, 2000 the City of Chicago held its final auction of 200 medallions under the program authorized in December, 1997. The City set a minimum bid of $60,000, and all 200 medallions were sold at auction at prices that ranged from $60,000 to $68,000. In July, 2000 the last 200 medallions authorized under the lottery program were distributed by lottery.

In November, 2000, the City Council passed a new ordinance authorizing the City to auction up to 50 medallions per year through November, 2004, representing a total of 150 medallions over three years. The City Council, however, did not authorize any further lotteries of medallions. The new ordinance also requires purchasers of the medallions to operate taxi-vans instead of the standard taxicab vehicle, which we believe will cost the medallion purchaser three times as much to purchase, equip and prepare as compared to a standard taxicab. As a result, we believe that the 150 medallions, when auctioned, will command lower prices than the prices that would otherwise be available in the market place for the purchase of medallions without the taxi-van requirement.

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

It has been our experience that as the Chicago market has expanded, it has also become more competitive with more lenders entering the market. In addition, as the City of Chicago and Yellow Cab Co. supplied medallions to the market place, we expect that the taxi medallion market will continue to grow, with more and more owner-drivers and individual owner-operators of multiple medallions. To the extent that there are more owner-operators and individual owner-operators of multiple medallions in the market, we believe that there will be increased opportunities for us to serve this market.

Since 2001 the Chicago taxi medallion market has significantly weakened due to the general economic slowdown and the events of September 11, 2001. The result of the economic slowdown caused a large number of medallion loans to go into default and caused a large number of foreclosure sales. The Company for the first time in 23 years experienced a large number of medallion loan defaults and foreclosures. As a result of these defaults and foreclosures, the Company experienced a large amount of losses on accrued interest, and costs and expenses incurred to foreclose and resell medallions in the Chicago market.

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

CHICAGO MARKETING STRATEGY FOR MEDALLION FINANCING. At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions. Due to the current economic difficulties in the Chicago market, Elk's most recent experience has been that medallions were selling for between $50,000 and $60,000 per medallion. Elk is reselling its foreclosed medallions for approximately $55,000 to $58,000 per medallion, for which it provides full financing to the purchaser. Previously, the City of Chicago imposed a 5% transfer tax on a medallion held for two years or more, a 10% transfer tax on a medallion held for between one and two years, and a 25% transfer tax on a medallion held less than one year. In November 2000 this ordinance was reduced to 10% for the first year and 5% thereafter, and imposed a flat 5% for any foreclosure sale. The recent imposition of the transfer taxes, in addition to being a source of revenue to the City, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis. As of June 30, 2004, the total principal amount of our outstanding taxi loans in Chicago was $20,371,583.

Elk set up subsidiary entities to take title to approximately 40 of our remaining foreclosure medallions. Five medallions are held by EAF Enterprises LLC, a subsidiary of Elk, which leases them out to taxi drivers on a 36-month lease, the terms of which will also provide the lessee with an option to purchase the medallion at $60,000, less credit given for any future payments required to be paid to maintain the option in full force and effect. Medallion Auto Management LLC, another Elk subsidiary, purchased taxi vehicles and leases the vehicles to the operators. The vehicle lease allows the operator to own the vehicle for a nominal payment at the end of the 36-month term of the lease or have an option to purchase the vehicle for its then unamortized value. By entering into the lease program with option to purchase, we believe that we will maximize our cash flow and develop a current income return on these assets that is favorable when compared with the gross interest income we would receive on a similar transaction that was structured as a sale with a loan by us to the purchaser.

Elk also entered into agreements with large operators of taxi medallions and set up the subsidiary entities EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC which took title to approximately 35 foreclosed medallions and lease them to medallion operators. Unlike the above structure, the medallion operator would not be given an option to purchase the medallions.

As of June 30, 2004, there are 24 remaining foreclosures to complete. We are also continuing to finance taxi medallion transactions in Chicago to our existing non-defaulting borrowers and to other potential borrowers who qualify.

THE NEW YORK CITY TAXI MEDALLION INDUSTRY AND MARKET. Prior to April 2004, the number of taxi medallions that may be issued by New York City was limited to 12,187. In 2003, the City authorized the sale of an additional 900 medallions over the course of three years by auctioning 300 medallions each year starting fiscal year 2004. On April 16, 2004, the New York City Taxi and Limousine Commission (the "TLC") auctioned the first 174 of 300 medallions that were scheduled for fiscal year 2004. The 174 medallions were corporate medallions. On April 23, 2004, the TLC auctioned the remaining 126 medallions, which were individual medallions.

There are two types of medallions: corporate and individual owner-driver. Of the present total of 12,487 medallions, 7,228 are corporate medallions and 5,259 are for individually owned cabs. A corporate medallion is issued for a cab owned by a corporation that owns a minimum of two cabs and two corporate medallions (i.e., one corporate medallion per cab). An individual owner-driver may not own more than one cab and one medallion. Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called "minifleet").

Only 11,787 medallions could be issued until August 8, 1995, when a law permitting the issuance of up to 400 additional taxi medallions over a three-year period went into effect. The TLC conducted the sale of 133 medallions in May 1996, 133 medallions in October 1996, and 134 medallions on October 1, 1997. Of these new medallions, 160 were sold to individuals and the balance to minifleets in lots of two. As mentioned above, another law passed in 2003 permitted the issuance of up to 900 additional taxi medallions over a three -year period. The TLC auctioned the sale of 174 corporate medallions and 126 individual medallions totaling 300 medallions in April 2004. The TLC plans to sell up to 300 additional medallions each in fiscal years 2005 and 2006 also.

At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. According to the most recent data provided by the TLC, provided as of July 2004, individual medallions are selling for approximately $278,000 and corporate medallions are selling for approximately $339,000. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

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

NEW YORK MARKETING STRATEGY FOR MEDALLION FINANCING. Medallion transfers in the New York City market are usually handled through medallion brokers, who have frequent contact with taxi owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties. As of June 30, 2004, the total principal amount of outstanding taxi medallion loans in New York was $9,186,024.

Elk has received a significant number of referrals from certain medallion brokers in New York. Elk also receives referrals from financing brokers and its borrowers. In addition, Elk occasionally places advertisements in local industry newspapers and magazines. Elk also uses brokers, advertising and referrals in connection with its taxi lending business in the Chicago, Boston, and Miami markets.

BOSTON TAXI MEDALLION INDUSTRY AND MARKET. Elk began to review the Boston taxi market in the fall of 1994 and began making loans in this market in 1995. Some loans have also been made to medallion owners who own medallions issued by the city of Cambridge, MA. Since 1930, the Boston Police Commissioner has had exclusive jurisdiction over the regulation of taxi operations, including the issuance and transfer of medallions. The Hackney Carriage Unit of the Boston Police Department deals with taxi regulatory issues.

By statute, the number of medallions issued in Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when Boston sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. Boston auctioned another 75 medallions in September 1999 and 57 medallions in May of 2000. In 2001, the city of Boston sold an additional 20 medallions for handicap use, bringing the total of outstanding medallions to approximately 1,790. Current market prices of Boston medallions are approximately $280,000.

Under the applicable statutes and rules, Boston taxi medallions are assignable, subject to the approval of the Police Commissioner. In practice, transfer applications are submitted to the Hackney Carriage Unit, which has issued guidelines and forms for transfers. Loans by financial institutions or individuals are secured by taxi medallions and liens on such assets are routinely allowed in accordance with the Hackney Carriage Unit's "Procedures for Recording Secured Party Interest."

BOSTON MARKETING STRATEGY FOR MEDALLION FINANCING. The Boston taxi market services the city of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the Carriage News, a local trade newspaper, and the use of forwarding brokers. As of June 30, 2004, the total principal amount of our outstanding taxi loans in Boston was $2,982,333.

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

According to official Metro-Dade County publications issued in the year 2000, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of from two to five licenses. The number of license transfers has been generally increasing in recent years, with a high of 197 transfers in 1997, with an average reported price of $51,658. Market prices have increased substantially since 1997. We estimate that the present market price of licenses/medallions in Metro-Dade County as of June 2004 is approximately $130,000 per medallion.

MIAMI AREA MARKETING STRATEGY FOR MEDALLION FINANCING. We believe that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will open a large new market for taxi medallion financing in the Miami area. We have developed strategies to develop contacts and market our financing to potential purchases of medallions, and to those owners who may wish to refinance their medallions in the future. As of June 30, 2004, the total principal amount of our outstanding taxi loans in the Miami area was $3,142,806.

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

We further believe that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Elk's other Commercial Loans are currently spread among other industries, including auto sales, retirement home, commercial construction, car wash, restaurants, and financial services.

Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business, and Elk has originated Commercial Loans in principal amounts up to $1,000,000. Elk generally retains these loans, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans generated by other SBICs. At June 30, 2004, Elk's Commercial Loans totaled $13,614,293.

ELK'S LOANS

Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2004, ranged from 4.0% to 16% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the 1958 Act was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC. As such, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2004 more than 90% of Elk's loans and investments were to Disadvantaged Concerns.

Elk intends to continue to make loans to Disadvantaged Concerns, particularly in connection with the ownership of taxis and related assets in the New York City and Chicago markets. Elk also intends to diversify its activities by lending and investing in a broader range of Small Business Concerns.

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lowest eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2004 was 19%. See "Regulation -- The Small Business Act of 1958."

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

TAXI MEDALLION FINANCING LOANS

A portion of Elk's loans have been made to purchasers or owners of New York City taxi medallions. Since Elk commenced operations it has made over $175,000,000 of such loans. However, the New York market has become increasingly more competitive. Medallion prices in New York City dropped from $223,000 in July, 2000 for individual medallions to $200,000 by September 2002. Prices for individual medallions increased to $224,000 by May 2003 and $278,000 by July 2004, as reported by the TLC. Prices for corporate medallions fell from $257,000 per medallion in July, 2000, to $230,000 by September, 2002. As of May 2003, the corporate medallion price was back up to $259,000. According to the data provided by the TLC, as of July 2004, corporate medallions were selling for approximately $339,000. Interest rates in the New York City market for taxi loans have recently dropped to five percent (5%) per annum. This has limited Elk's opportunities to make profitable loans or expand its activities in this market.

In 1995 and 1996 Elk began expanding its taxi lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased and continued to be profitable. During the time Elk has been making taxi loans in these markets, the market prices of medallions have generally been increasing. However, in Chicago the market price for medallions dropped approximately 15% during the fiscal year ended June 30, 2001. Since April 1995 when Elk began making loans in the Chicago taxi medallion market, the market value of a medallion increased from approximately $32,000 to a high of approximately $68,000. From July, 2000 through June, 2004, the market value of a Chicago taxi medallion decreased to approximately $50,000 to $60,000, depending on the terms and conditions of the cash or financed sale. As of June 2004, medallions were selling in a range of between $50,000 to $60,000 per medallion depending on financing and terms. Elk has made over $75,000,000 of loans to Chicago medallion owners since it began operations in Chicago. During the time Elk has been making taxi loans in Boston and the Miami area, the market price of medallions has increased from approximately $90,000 to $280,000 in Boston and from approximately $65,000 to $130,000 in Miami.

As of June 30, 2004, $9,269,093, or 18.6%, of the aggregate principal amount of its outstanding loans of $49,900,989, represented loans made to finance the purchase or continued ownership of New York City taxi medallions and related assets; an aggregate of $20,371,583, or 40.8%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago, and the balance of $20,260,313 or 40.6% consisted of loans to various commercial borrowers, of which $2,982,333, or 6.0%, was invested in Boston taxi medallion financing and $3,142,806, or 6.3%, was invested in Miami taxi medallion financing. See "Loan Portfolio; Valuation," below.

Due to increasing competition, annual interest rates for new loans in the New York market are currently ranging between 5.0% to 13.5%. Interest rates on Chicago taxi loans have ranged from 4% to 13.9% during this past year on new loans, depending upon the size of the loan, the repayment schedule, the balloon dates, the loan-to-value ratio, and the credit history of the borrower. Rates have been lowered to induce sales of our foreclosed medallions to purchasers of such medallions. In addition, most loans that Elk has made in Chicago have been for four to six year terms and are self-amortizing. With increased competition in the market, the term of the loan may be expected to increase to periods longer than six years. Interest rates on loans in the Boston market currently range from 6.75-10%, and in the Miami market currently range from 7.25-16%.

COMMERCIAL LOAN PORTFOLIO

Ameritrans began making diversified Commercial Loans in May 2002. At June 30, 2004, Ameritrans' Commercial Loan portfolio consisted of three loans totaling $569,952, of which two loans totaling $520,881 were to debt collection businesses and one loan for $49,071 was to refinance a Florida taxi medallion. The proceeds of the loan to the debt collection business were used to purchase an interest in a pool of charged off credit card receivables.

Elk began making non-taxi Commercial Loans in 1985. Due to the effects of the nationwide recession of the early 1990's on the New York City metropolitan area economy, between 1990 and 1994 Elk suffered significant losses in its Commercial Loan portfolio. These losses were primarily written off against income earned by Elk on its taxi loan portfolio. By 1995, the local economy had improved and Elk again began making selective Commercial Loans, and its activities in this area have been increasing steadily. At June 30, 1995, Elk's Commercial Loans totaled $1,275,654, or 5.5%, of Elk's total loan portfolio, while at June 30, 2004, Elk's Commercial Loans totaled $13,614,293, or 27.6%, of Elk's total loan portfolio. On July 1, 2003, the Company had a beginning balance in its unrealized depreciation on loans receivable account of $303,170 and this balance increased to $509,770 at June 30, 2004. During the fiscal year ended June 30, 2004, the Company had total write offs and depreciation on interest and loans receivable of $1,024,245, most of which was attributable to the Chicago taxi medallion foreclosures.

At June 30, 2004, Elk's Commercial Loan portfolio consisted of 77 loans, of which, 19 loans totaling $1,027,510 were to dry-cleaning businesses, 27 loans totaling $6,042,810 were to laundromat businesses, and 31 loans totaling $6,543,973 were to a variety of other small businesses. Loans to dry cleaners and laundromats represented 51.9% of the aggregate principal amount of Elk's Commercial Loans outstanding at June 30, 2004.

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

Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on New York City taxi medallion loans. The Company believes that the increased yield on Commercial Loans compensate for their higher risk relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 4% to 15%.

LOAN PORTFOLIO; VALUATION

The following table sets forth a classification of the Company's outstanding loans as of June 30, 2004:


                                                   Number       Interest      Maturity Dates        Balance
      Type of Loan                                of loans        Rates        (In Months)        Outstanding
----------------------------------------------  ------------- -------------- -----------------  ----------------
New York City:
      Taxi Medallion                                 28         5 - 9%           4 - 36             $9,186,024
      Radio car service                              14        11 - 13.5%        1 - 35                 83,069

Chicago:
      Taxi Medallion                                401         4 - 13.9%        1 - 138             20,371,583

Boston:
      Taxi Medallion                                 24      6.75 - 10%          1 - 40              2,982,333

Miami:
      Taxi Medallion                                 76      7.25 - 16%          1 - 95              3,142,806

Other loans:
      Restaurant                                     6          9 - 11.26%      27 - 55                546,398
      Car Wash / Auto Center                         2        8.5 - 11%         35 - 44                214,131
      Dry Cleaner                                    19       5.5 - 13%          1 - 84              1,027,510
      Laundromat                                     27         6 - 14%          1 - 129             6,042,810
      Financial Services                             1              10%              1                 252,781
      Black Car Service (real property)              2              8.5%             25                485,080
      Auto Sales                                     5         10 - 12%          1 - 32                409,923
      Retirement home                                1              14%              85                190,601
      Commercial constructions                       1              9.5%             51                446,567
      Florist                                        1              7.25%            34                336,037
      Food Market                                    1              12%              24                290,941
      Debt Collection                                2              4%          11 - 14                520,881
      Software Company                               2              8%               27                 34,807
      Taxicab Distributor                            1              6%               24                203,986
      Taxicab Advertising                            1              10%              41                354,926
      Computer Services                              1              9.5%             22                 49,148
      Oil Distributor                                1              12%             107                500,000
      Moving Company                                 1              12%              57                500,000
      Trucking Company                               1              11%             103                450,000
      ATM Manufacturer & Distributor                 1              12%              58                150,000
      Nail Salon & Spa                               1              12%              24                748,647
      Door Manufacturer                              1              15%              1                 380,000
                                                                                                  -------------
               Total loans receivable                                                               49,900,989
Less unrealized depreciation on loans receivable                                                      (509,770)
                                                                                                  -------------
               Loans receivable, net                                                              $ 49,391,219
                                                                                                  =============





Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Ameritrans and Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio. The interest rates charged by Elk on its currently outstanding loans range from 4% to 16% per annum. As of June 30, 2004, the annual weighted average interest rate on Elk's loans was approximately 9.66%. The average term of Elk's currently outstanding loans is approximately 48 months.

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

COLLECTION EXPERIENCE -- Elk has not had a material loss of principal in any taxi medallion loan. From time to time, Elk has also experienced some small losses of principal on its taxi lending operations. Elk has also experienced some losses of principal in its diversified (non-taxi) loan portfolio. Likewise, its collection experience (timely payments, collections on foreclosure, etc.) with taxi medallion financings has historically been better than with its non-taxi loans. From 1991 through 1994, substantially all of Elk's provisions for loan losses and losses on assets acquired were related to business loans secured by real estate and to radio car loans. In addition, from 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. Since 1995, Elk has substantially increased its diversified loan portfolio, and its overall collection experience with these loans has improved, although it has experienced losses on selected loans.

During the thirty-six (36) months since September 11, 2001, the Chicago taxi market has suffered through an economic slowdown which caused approximately 35% of our Chicago taxi loans to default and the Company to commence foreclosure actions. When the tragic events of September 11, 2001 occurred, the Chicago market was in the process of absorbing 1,000 new medallions that had been sold by the city over the prior three years between 1998 and the end of the year 2000. As a result of the increase in supply of medallions and the reduction in demand for service, and corresponding reduction in revenues by taxi operators, the Company, as well as other lenders in the Chicago taxi medallion lending market, experienced a much greater rate of default in their Chicago loan portfolio than they had previously. It also became more difficult to resell these medallions due to the fall in their market prices from their high of $68,000 to $70,000 per medallion.

Market conditions began to improve during the first six months of 2002, during which the Company sold some of its defaulted medallions directly to buyers and through an arrangement with the Checker Taxi Association, Inc. By June 30, 2002, the Company had resold 30 Chicago taxi medallions. Another 35 Chicago taxi medallions were resold by year ended June 30, 2003. During the year ended June 30, 2004, an additional 87 Chicago taxi medallions were resold and 40 taxi medallions were acquired by five of Elk's subsidiaries to lease to taxi drivers and operators of taxi medallions. In addition to the medallion sales, some taxi owners who had defaulted were able to reinstate their loans after paying certain fees and executing loan modification and reinstatement agreements, and, accordingly, began operating their taxis again.

As a result of the Company's efforts to resell most of its defaulted medallions during the fiscal year, the Company decreased its reserve on accrued interest receivable from $691,000 to $30,500. Although there are 24 remaining foreclosures as of June 30, 2004, the fair value of the collateral remained higher than the amount owed in nearly all cases and thus principal impairments, if any, will be small.

SOURCES OF FUNDS

Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2004, Elk maintained three lines of credit totaling $40,000,000 with an overall lending limit of $40,000,000. At June 30, 2004, Elk had $28,908,652 outstanding under these lines. The loans, which mature at various dates between October 31, 2004 and December 31, 2004, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rate minus 1/2% plus certain fees as of June 30, 2004. Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk is in compliance with all covenants and credit terms at June 30, 2004.

During January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. The interim interest rates assigned were 1.682% and 1.595%, respectively. The long term fixed rate of 4.12% was determined on the pooling date of March 24, 2004 for these two debentures. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum that will also be charged making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

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

In connection with the SBA Agreement, Elk has also entered into an intercreditor agreement (the "Intercreditor Agreement") and a custodian agreement (the "Custodian Agreement") with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk's indebtedness to the banks and the SBA. The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral. Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.

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

As of June 30, 2004, we employed a total of eleven employees. This includes a temporary increase of one clerk since December 2003 to assist with some administrative projects.
                               INVESTMENT POLICIES

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

AMERITRANS INVESTMENT POLICIES

Ameritrans' only fundamental policies, that is, policies that cannot be changed without the approval of the holders of a majority of Ameritrans' outstanding voting securities, as defined under the 1940 Act, are the restrictions described below. A "majority of Ameritrans' outstanding voting securities" as defined under the 1940 Act means the lesser of (i) 67% of the shares represented at a meeting at which more than 50% of the outstanding shares are represented or (ii) more than 50% of the outstanding shares. The other policies and investment restrictions referred to in this Annual Report, including Ameritrans' investment objectives, are not fundamental policies of Ameritrans and may be changed by the Board of Directors of Ameritrans without stockholder approval. Unless otherwise noted, whenever an investment policy or limitation states a maximum percentage of Ameritrans' assets that may be invested in any security or other asset, or sets forth a policy regarding quality standards, such standard or percentage limitation will be determined immediately after and as a result of Ameritrans' acquisition of such security or other asset. Accordingly, any subsequent change in values, assets, or other circumstances will not be considered when determining whether the investment complies with Ameritrans' investment policies and limitations. Ameritrans' fundamental policies are as follows:

(a) Ameritrans will at all times conduct its business so as to retain its status as a BDC under the 1940 Act. In order to retain that status, Ameritrans may not acquire any assets (other than non-investment assets necessary and appropriate to its operations as a BDC) if, after giving effect to such acquisition, the value of its "Qualifying Assets," amount to less than 70% of the value of its total assets. Ameritrans believes that the temporary investments it makes with its funds will generally be Qualifying Assets. See "Regulations."

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

(e) Ameritrans holds all of the outstanding common stock of Elk and Elk Capital and may organize additional subsidiaries in the future. Ameritrans may acquire restricted securities of small businesses.

                        FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the federal income tax principles applicable to Ameritrans, based on the currently existing provisions of the Internal Revenue Code and the regulations thereunder. This summary does not purport to be a complete description of the tax considerations applicable to Ameritrans or to the holders of its Common Stock. These principles, in general, also apply to Elk, because the sole direct stockholder of Elk is Ameritrans.

Ameritrans has elected to be treated as a "regulated investment company" (a "RIC") under Section 851 of the Internal Revenue Code, Elk has been treated as a RIC since 1984. A regulated investment company may deduct, for federal income tax purposes, most dividends paid to stockholders, thereby avoiding federal income taxation at the corporate level on stockholder dividends. In addition, because Elk currently qualifies for treatment as a RIC, Ameritrans anticipates that the dividends it receives from Elk will not be subject to corporate taxation at the level of Elk.

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

The 1958 Act authorized the organization of SSBICs to provide assistance to Disadvantaged Concerns, i.e., businesses that are at least 50% owned and managed by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. Certain 1996 amendment to the 1958 Act provided, among other things, that no further subsidized funding would be made available to SSBICs. Thereafter, pursuant to an agreement with the SBA, Elk was converted to an SBIC, subject to certain conditions imposed by the SBA. Under this agreement, Elk may now lend to persons who are not Disadvantaged Concerns. As of June 30, 2004, more than 90% of Elk's portfolio of loans and investments were to Disadvantaged Concerns.

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2004, Elk's outstanding loans had a weighted average rate of interest of 9.66%. SBA Regulations also require that each loan originated by SBICs have a term of between five years and twenty years.

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

ITEM 2. PROPERTIES

We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. During the year ended June 30, 2004, Elk paid the law firm approximately $2,200 on account of this agreement. In August, 2001 the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004. In November 2003, the Board of Directors approved a new sublease with the law firm to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014 and accounts for certain retroactive adjustments per the agreement. The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, and subject to annual increases as per the master lease agreement between the landlord and the law firm. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month, and to reimburse the law firm for certain office costs..

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Ameritrans' 2004 fiscal year.
                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Elk Common Stock was listed on the Nasdaq SmallCap Market on June 22, 1998, under the symbol EKFG, prior to which it had traded in the "pink sheets." Since December 16, 1999, when Ameritrans acquired Elk, its Common Stock has been listed on the Nasdaq SmallCap Market under the symbol AMTC.

The following table shows the high and low sale prices per share of Common Stock as reported by Nasdaq, for each quarter in the fiscal years ended June 30, 2003 and June 30, 2004.

AMERITRANS                                    HIGH                  LOW
FISCAL 2003
1st Quarter                                   6.25                 5.00
2nd Quarter                                   5.78                 4.63
3rd Quarter                                   5.49                 2.95
4th Quarter                                   5.11                 3.45
FISCAL 2004
1st Quarter                                   5.06                 4.16
2nd Quarter                                   4.90                 4.02
3rd Quarter                                   4.69                 3.95
4th Quarter                                   5.70                 4.01
FISCAL 2005
1st Quarter (through September 14, 2004)      5.25                 4.06

Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of the Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, and paid dividends quarterly since that time and up until its share exchange with Ameritrans. Thereafter, Ameritrans has declared and paid dividends to holders of its Common Stock for each quarter except for the fourth quarter of 2000, the first quarter of 2001, the third and fourth quarters of 2003, and fiscal year 2004.

On April 18, 2002, the Company's registration statement filed on Form N-2 was declared effective by the Securities and Exchange Commission. The offering closed on April 24, 2002 on the total sale of 300,000 units. Each unit was comprised of one share of Common Stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock"), and one warrant exercisable for five years into one share of Common Stock at an exercise price of $6.70 per share (the "Warrants"). The units were split in May, 2002. The Participating Preferred Stock and the Warrants trade on the NASDAQ SmallCap Market under the symbols, respectively, "AMTCP" and "AMTCW". The gross proceeds from the sale of the units was $5,750,000 less costs and commissions of $1,704,399, resulting in net proceeds of $3,995,601. The underwriter of the offering was granted an option to purchase up to 30,000 units, each unit consisting of one share of Common Stock, one share of Participating Preferred Stock and one warrant exercisable at $8.40 per share. The option to purchase the 30,000 units is exercisable for five (5) years commencing one (1) year after the date of the offering at an exercise price of $21.45 per unit.

The Company filed a post-effective amendment to the Registration Statement on Form N-2 on June 24, 2003 to update disclosures contained in the Form N-2, which has not been declared effective by the Securities and Exchange Commission. The Company filed a second post-effective amendment on January 30, 2004 to include the audited financial statements for the year ended June 30, 2003.

The Company has declared and paid the quarterly dividend on the Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on September 20, 2004 on the Participating Preferred Stock for the period July 1, 2004 through September 30, 2004 payable on October 15, 2004 for all holders of the Participating Preferred Stock of record as of September 30, 2004.

As of September 14, 2004, there were 190 holders of record of the Ameritrans Common Stock, and 3 holders of record of the Participating Preferred Stock and Warrants, which is exclusive of securities held in street name.


ITEM 6. SELECTED FINANCIAL DATA

On December 16, 1999, Ameritrans acquired Elk in a share-for-share exchange. Prior to the acquisition, Elk had been operating independently and Ameritrans had no operations.

The tables below contain certain summary historical financial information of Ameritrans. You should read these tables in conjunction with the consolidated financial statements of Ameritrans (the "Financial Statements") included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA                      FISCAL YEAR ENDED JUNE 30,
                                               2004          2003           2002          2001           2000
                                               ----          ----           ----          ----           -----

Investment income                            $ 5,633,827   $ 6,282,079    $ 6,269,719   $ 6,439,792    $ 6,602,397
                                          =========================================================================
Interest expense                               1,443,416     2,076,861      2,632,918     3,392,202      3,345,526
Other expenses                                 4,517,124     3,805,083      2,591,751     2,188,636      2,590,352
                                          -------------------------------------------------------------------------
Total expenses                                 5,960,540     5,881,944      5,224,669     5,580,838      5,935,878
                                          =========================================================================
Operating (loss) income                         (326,713)      400,135      1,045,050       858,954        666,519
                                          =========================================================================
Other income (expense)                           (23,969)        2,976          2,700      (276,549)      (440,196)
Provision for income taxes (1)                   (16,501)       (7,897)        (8,854)       (7,896)       (13,571)
                                          -------------------------------------------------------------------------
Net (loss) income                             $ (367,183)    $ 395,214    $ 1,038,896     $ 574,509      $ 212,752
                                          =========================================================================
Dividends on preferred stock                  $ (337,500)   $ (337,500)     $ (68,438)          $ -            $ -
                                          -------------------------------------------------------------------------
Net (loss) income available to
     common shareholders                      $ (704,683)     $ 57,714      $ 970,458     $ 574,509      $ 212,752
                                          =========================================================================
Net (loss) income per common share               $ (0.35)       $ 0.03         $ 0.54        $ 0.33         $ 0.12
                                          =========================================================================
Common stock dividends paid                          $ -     $ 552,312      $ 994,991     $ 528,045    $ 1,256,832
                                          =========================================================================
Common stock dividends paid per
     common share                                    $ -        $ 0.27         $ 0.57        $ 0.30         $ 0.72
                                          =========================================================================
Weighted average number of shares of
     common stock outstanding                  2,035,600     2,035,600      1,800,614     1,745,600      1,745,600
                                          =========================================================================
Net change to accumulated other
    comprehensive income                       $ (19,003)   $ (200,338)     $ (43,612)   $ (123,364)    $ (124,319)
                                          =========================================================================
BALANCE SHEET DATA                                                        AT JUNE 30,
                                               2004          2003           2002          2001           2000
                                               ----          ----           ----          ----           -----
Loans receivable                            $ 49,900,989  $ 55,306,678   $ 55,029,831  $ 54,559,970   $ 56,806,579
Unrealized depreciation of loans receivable     (509,770)     (303,170)      (303,170)     (318,500)      (380,000)
                                          -------------------------------------------------------------------------
Loans receivable, net                       $ 49,391,219  $ 55,003,508   $ 54,726,661  $ 54,241,470   $ 56,426,579
                                          =========================================================================
Total assets                                $ 57,091,906  $ 60,027,231   $ 58,943,546  $ 57,984,869   $ 60,294,624
                                          =========================================================================
Notes payable and demand notes              $ 28,908,652  $ 34,130,000   $ 33,720,000  $ 35,550,000   $ 37,800,000
                                          =========================================================================
Subordinated SBA debentures                 $ 12,000,000   $ 9,200,000    $ 7,860,000   $ 8,880,000    $ 8,800,000
                                          =========================================================================
Total liabilities                           $ 41,843,447  $ 44,055,086   $ 42,276,465  $ 45,177,743   $ 47,410,598
                                          =========================================================================
Total stockholders' equity                  $ 15,248,459  $ 15,972,145   $ 16,667,081  $ 12,807,126   $ 12,884,026
                                          =========================================================================

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2004, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our critical accounting policies are those applicable to the valuation of loans receivable and various investments discussed below.

VALUATION OF LOANS AND DEBT SECURITIES. For loans and debt securities, fair value generally approximates cost less unrealized depreciation. Overall financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and other factors are what we consider in the determination of fair value.

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

GENERAL

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, primarily businesses that are majority-owned by persons who qualify under SBA Regulations as socially or economically disadvantaged. Most of Elk's business has consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses and to persons who qualify under SBA Regulations as "non-disadvantaged."

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

TOTAL INVESTMENT INCOME

The Company's investment income decreased $648,252 or 10% to $5,633,827 as compared with the prior year ended June 30, 2003. This decrease was mainly due to the impact of lower average interest rates charged on new and modified loans as well as lower outstanding loans receivable, offset by an increase in other fees of $108,879 and leasing income of $119,527 generated by the leasing activities that commenced during the 2004 fiscal year from Elk's subsidiary entities EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.

OPERATING EXPENSES

Interest expense for the year ended June 30, 2004 decreased $633,445 or 31% to $1,443,416 when compared to the year ended June 30, 2003. This reflects the impact of lower interest charged on outstanding bank borrowing as well as lower outstanding bank notes payable when compared with the prior year, combined with interest savings due to the refinancing of certain SBA debentures at lower rates during the year. These interest savings were offset by interest payments related to Swap agreements since the fixed rates in connection with the Swaps were consistently above the floating one month LIBOR rates during the year. Salaries and employee benefits increased $143,890 or 16% when compared with the prior year. This increase reflects the increases that were put in effect from the recently amended officers employment agreements and from recent additional administrative employees hired. Occupancy costs increased $62,800 or 44%, when compared with the year ended June 30, 2003, primarily due to the rental of additional office and storage space which started in July 2003. Professional fees increased $30,146 or 5% when compared with the prior year. This increase reflects the additional legal fees incurred relating to the foreclosures of the Chicago medallion loans. Miscellaneous administrative expenses increased $287,260 or 30% when compared with the prior year. This increase relates primarily to increases in commissions, insurance and depreciation. Foreclosure expenses increased $49,193 or 16% and write off and depreciation of interest and loans receivable increased $171,733 or 20% when compared with the year prior. Both of these increases relate primarily to the foreclosures of the Chicago medallion loans.

The increase in write off and depreciation of interest and loans receivable is primarily due to the increase in Chicago loan portfolio delinquencies and defaults, and the increase in unrealized depreciation on loans receivable due to the some delinquencies in the diversified portfolio. Total write off and depreciation on interest and loans receivable was $1,024,245, net of a decrease in unrealized depreciation of interest of $660,500 offset by an increase of unrealized depreciation on loans receivable of $206,600. The foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $362,871 for the year ended June 30, 2004. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which was required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers, as well as professional fees related to these foreclosures.

NET INCOME (LOSS)

Net income decreased from $395,214 for the year ended June 30, 2003 as compared to a net loss of $367,183 for the year ended June 30, 2004. The decrease in the net income for the year ended June 30, 2004 was attributable primarily to a decrease in loan activity, the write down of the Chicago loan portfolio and related foreclosure expenses, as well as increases in salaries, occupancy costs, professional fees and miscellaneous administrative expenses, which were only partially offset by favorable interest rates obtained from debt refinancing. Dividends of Participating Preferred Stock for each of the years ended June 30, 2004 and 2003 amounted to $337,500, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

TOTAL INVESTMENT INCOME

The Company's investment income increased $12,360 to $6,282,079 as compared with the prior year ended June 30, 2002. This increase was mainly due to the increase in interest earned on higher average loans receivable balance for the year of $87,721, offset by a decrease in other fees of $75,361.

OPERATING EXPENSES

Interest expense for the years ended June 30, 2003 decreased $556,057 to $2,076,861 when compared to the year ended June 30, 2002. This reflects the lower interest charged on outstanding bank borrowing combined with interest savings due to paydown and reissuance of SBA debentures, offset by interest payments related to Swap agreements since the fixed rates in connection with the Swaps were consistently above the floating one month LIBOR rates during the year. Salaries and employee benefits increased $109,441 when compared with the prior year. This increase reflects the increases that were put in effect from the officers employment agreements, three of which were amended during the year. Professional fees increased $217,791 as a result of increased regulatory filings and examinations. Other administrative costs increased $240,795 when compared with the prior year. The Company also incurred $313,678 in foreclosure expenses for the year ended June 30, 2003, which increased $187,113 from the prior year due to the increase in the number of foreclosures from the weak Chicago market. Depreciation in value of loans and accrued interest increased $459,367 to $852,512 due mainly to the write down of the Company's Chicago loan portfolio and accrued interest.

The increase in write off and depreciation of interest and loans receivable is primarily due to the increase in Chicago loan portfolio delinquencies and defaults, which is attributed to the economic slowdown and the effects of September 11, 2001 on the Chicago taxi industry. Total write off and depreciation on interest and loans receivable was $852,512, which includes an increase in unrealized depreciation of interest of $391,000. As mentioned above, the foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $313,678 for the year ended June 30, 2003. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which was required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers, as well as professional fees related to these foreclosures.

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

BALANCE SHEET AND RESERVES

Total assets decreased by $2,935,325 as of June 30, 2004 when compared to total assets as of June 30, 2003. This decrease was due to lower outstanding loans receivable partially offset by an increase in medallions owned, and property and improvements. During January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company prior to September 30, 2006. In February 2004, Elk made the final draw down from this commitment pool. During the year ended June 30, 2004, Elk utilized the net proceeds received from the SBA debenture draw downs to pay down on its short-term bank borrowings, as well as fund new loans and increase equity investments.

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

A relative measure of interest rate risk can be derived from Ameritrans' interest rate sensitivity gap, i.e. the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

Ameritrans' interest rate sensitive assets were approximately $49.4 million and interest rate sensitive liabilities were approximately $40.9 million at June 30, 2004. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

At June 30, 2004, 71% of Elk's indebtedness was represented by indebtedness to its banks and 29% by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debenture payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. The interim interest rates assigned were 1.682% and 1.595%, respectively. The long term fixed rate of 4.12% was determined on the pooling date of March 24, 2004 for these two debentures. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum that will also be charged making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

Contractual obligations expire or mature at various dates through March 1, 2014. The following table shows all contractual obligations at June 30, 2004.


                                                          Payments due by period
                  ----------------------------------------------------------------------------------------------
                                                                                        More than
                  Less than 1 yea  1 - 2 years    2 - 3 years 3 - 4 years  4 - 5 years   5 years         Total
                  --------------- -------------- ------------ ------------ ----------- ----------  ---------------
Floating rate
    borrowings    $28,908,652    $      --      $      --      $      --      $      --      $      --      $28,908,652
Fixed rate
    borrowings           --             --             --             --             --       12,000,000     12,000,000
Operating lease
   obligations        179,266        180,661        182,105        183,599        186,055        905,632      1,817,318
                  -----------    -----------    -----------    -----------    -----------    -----------    -----------
     Total        $29,087,918    $   180,661    $   182,105    $   183,599    $   186,055    $12,905,632    $42,725,970
                  ===========    ===========    ===========    ===========    ===========    ===========    ===========


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

NEW ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on its consolidated financial position or results of operations.

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

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard will require all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIEs. These requirements are effective for financial statements issued after January 31, 2003 This interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

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

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities." This standard will require all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIEs. These requirements are effective for financial statements issued after December 31, 2003, and did not have a material impact on the Company's consolidated financial position or results of operations.

In March 2004, the FASB issued the exposure draft "Share-Based Payment." The proposed statement would require all equity-based awards to employees to be recognized in the Consolidated Statement of Operations based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. The Company believes the adoption of this proposed statement will not have a material effect on its consolidated financial position and results of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Under the supervision of the Company's management, including our Chief Executive Officer (also acting Chief Financial Officer), the Company has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, we have concluded that such controls and procedures were effective as of the end of the period covered by this report.

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors and executive officers of Ameritrans and Elk are identical. The following table sets forth certain information concerning our directors and executive officers:

         NAME                       POSITION
         ----
Gary C. Granoff(1)         President and Chairman of Board of Directors
Ellen M. Walker(1)         Executive Vice President and Director
Lee A. Forlenza(1)         Senior Vice President and Director
Steven Etra(1)             Vice President and Director
Silvia M. Mullens(1)       Vice President
Margaret Chance(1)         Vice President, Secretary
Paul Creditor              Director
Allen Kaplan               Director
John R. Laird              Director
Howard F. Sommer           Director
Wesley Finch               Director

(1) As a BDC under the 1940 Act, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the company. Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia M. Mullens are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.

Gary C. Granoff, age 56, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 31 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and a stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans. Mr. Granoff has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. from September 1999 through May 2003. In February 1998, Mr. Granoff was elected to and served as a trustee on the Board of Trustees of The George Washington University for a term which expired on June 30, 2003. Mr. Granoff also serves as a Trustee of the Parker Jewish Institute for Healthcare and Rehabilitation. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

Ellen M. Walker, age 49, has been a Vice President, and a director of Ameritrans since its formation and a Vice President and General Counsel of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than nineteen years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

Lee A. Forlenza, age 47, has been a Vice President and a director of Ameritrans since its formation, a Vice President of Elk since March 1992, and a director of Elk since January 1995. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

Steven Etra, age 55, has been a Vice President and a director of Ameritrans since its inception, a Vice President of Elk since January 1999, and a director of Elk since November 1995. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years. Mr. Etra has also been a director of Gemini since June 1996. Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999. Mr. Etra has extensive business experience in investing in emerging companies.

Paul Creditor, age 68, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various state agencies and commissions.

Allen Kaplan, age 54, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Kaplan has been since November 1986, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City medallion taxis. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

John R. Laird, age 62, has been a director of Ameritrans and of Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

Howard F. Sommer, age 64, has been a director of Ameritrans and of Elk since January 1999. Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, since 1995. Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971. Mr. Sommer was also a member of the Board of Directors for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994. He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

Wesley Finch, age 57, was elected to the Board of Directors September 2002. Mr. Finch is the principal of The Finch Group, a real estate development and management company, specializing in the management, restructuring and revitalization of affordable, subsidized and assisted housing. Over the last 20 years, The Finch Group has developed, or advised government entities, on more than $1.5 billion of low-income housing. During 1992-1993, Mr. Finch served as a member of President Clinton's transition team at the U.S. Department of Housing and Urban Development. Previously, Mr. Finch served as Finance Chairman for U.S. Senator John F. Kerry's 1984 campaign, and as the Chairman of Senator Kerry's successful 1990 and 1996 campaigns. In addition, during 1987-1988, Mr. Finch was the National Coordinating Chairman of the Democratic Senatorial Campaign Committee, a legal extension of the U.S. Senate. Mr. Finch earned his bachelors degree in accounting from the Bernard M. Baruch School of the City College of New York, and is a non-practicing certified public accountant (CPA).

Silvia Maria Mullens, age 53, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

Margaret Chance, age 50, has been Secretary of Ameritrans since its inception and Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

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

Based solely on a review of the forms furnished to Ameritrans, or written representations from certain reporting persons, Ameritrans believes that all persons who were subject to Section 16(a) in fiscal year 2004 complied with the filing requirements.

COMMITTEES OF THE AMERITRANS BOARD

Ameritrans has a standing Audit Committee, a standing 1999 Employee Plan Committee and a Compensation Committee.

The Audit Committee is presently comprised of Paul Creditor, John Laird and Howard Sommer. The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements and review with the independent public accountants the results of their audit. The Audit Committee held six (6) meetings during fiscal year 2004. The Audit Committee's financial expert is John Laird. The members of the Audit Committee have adopted a formal written charter which they will review and assess the adequacy of on an annual basis. The Audit Committee Charter is filed as an exhibit to this Annual Report. The Charter and any changes or updates thereto will also be posted on the Company's internet website at http://www.ameritranscapital.com.

The 1999 Employee Plan Committee administers our 1999 Employee Plan. The committee is comprised of Allen Kaplan and John Laird. See "Stock Option Plans" below.

The Compensation Committee reviews the Company's employment and compensation agreements with its employees. The committee is comprised of Allen Kaplan and John Laird.

The Board of Directors held 3 formal meetings during fiscal 2004. Eight of the Company's directors attended each of the meetings of the Board and one director missed one meeting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all remuneration for services rendered to the Company to (i) each of the executive officers and (ii) all executive officers as a group during the fiscal year ended June 30, 2004. No non-employee director received compensation in excess of $60,000 during that period.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                               --------------------------------
                                                   ANNUAL COMPENSATION          SECURITIES
                                             -------------------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR    SALARY($)(1)   BONUS ($)    OPTIONS (#)(2)  COMPENSATION (3)
-----------------------------------------   ----    ------------   ----------   --------------  ----------------
Gary C. Granoff                             2004    296,500 (4)      15,000              --              34,238
     President, Chief Executive Officer,    2003    255,000 (4)      15,750              --              28,763
     Chief Financial Officer and Director   2002    242,500 (4)      15,750              --              25,500

Ellen M. Walker                             2004    119,801              --              --              17,846
     Vice President and Director            2003    117,832              --              --              17,675
                                            2002    115,800              --              --              17,370

Lee A. Forlenza                             2004     77,075          10,000              --              12,938
     Senior Vice President and Director     2003     53,560           7,500              --               9,159
                                            2002     51,500              --              --               7,725

Steven Etra                                 2004     68,000          10,000              --               8,775
     Vice President and Director            2003     60,000              --              --                  --
                                            2002     31,000              --              --                  --

Silvia Mullens                              2004    103,688           7,500              --              16,451
     Vice President                         2003    100,782          10,000              --              16,443
                                            2002     85,522          15,000              --              15,078

Margaret Chance                             2004     84,680          13,375              --              14,336
     Vice President and Secretary           2003     81,193          15,000              --              14,202
                                            2002     74,707          13,500              --              13,321


(1) Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of Elk in the amounts paid to date and for the projected amounts for the fiscal year ending June 30, 2004. This amount includes officers' salaries, other salaries, employee benefits, insurance, and expenses.

(2) Grants of stock options received during the fiscal year.

(3) Amounts received under Simplified Employee Pension Plan.

(4) Does not include $35,000 of reimbursable expenses.

Ameritrans and Elk have a policy of paying their directors who are not employees fees of $750 for each meeting attended. Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. Fees and expenses paid to non-affiliated directors were, in the aggregate, $29,750 for the year ended June 30, 2002, $36,250 for the year ended June 30, 2003 and $32,500 for the year ended June 30, 2004.

No options were granted to any of the Company's named executive officers during the fiscal year ended June 30, 2004.

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

EXECUTIVE COMPENSATION PROGRAM

Annual compensation for Ameritrans' executives consists of two principal elements: cash compensation, consisting of salaries, bonuses and contributions from the Simplified Employee Pension Plan, and stock options.

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

3. Silvia M. Mullens. The agreement with Ms. Mullens is for a term of five years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Mullens will be paid an annual salary of $95,400, which increases five percent (5%) each year the agreement is in effect. The agreement also provides that Ms. Mullens will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Mullens terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees. By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate and retain as employees people upon whose judgment and special skills our success in large measure depends. As of June 30, 2004, options to purchase an aggregate of 70,000 shares of Common Stock exercisable at $8.88 per share were outstanding. These options expire on January 12, 2009. Accordingly, 130,000 shares of Common Stock are available for future awards under the 1999 Employee Plan.

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

A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a stockholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value. The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Directors of Elk and approved by its stockholders in September 1998 (the "Elk Director Plan"). Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC. The Director Plan was amended by the Board of Directors on November 14, 2001 and approved by the shareholders at the Annual Meeting on January 18, 2002. The amendment is still subject to the approval of the Securities and Exchange Commission. The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board of Directors.

The Director Plan provides for the automatic grant of options to directors who are not employees, officers or interested persons of the Company (an "Eligible Director") who are elected and serve one year on the Board of Directors. By adopting the Director Plan, the Board believes that the Company will be better able to attract, motivate and retain as directors people upon whose judgment and special skills our success in large measure depends. The goal, policy and purpose of the Director Plan is to attract, motivate and retain as directors, individuals upon whose judgment and special skills the Company's success depends. As such, the Director Plan, in an effort to retain these individuals serving on the Board, allows for automatic grants of new options under the Plan, upon expiration of the initial five (5) year term. Upon expiration of these options, and with approval of the Board, new options may be automatically granted to the Directors, with an exercise price equal to the last sales price as of the close of business on the date of expiration, the day immediately prior to the grant date

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan. On September 26, 2003, options were granted to Wesley Finch, a newly Eligible Director to purchase up to 10,917 shares. As of June 30, 2004, options to purchase an aggregate of 33,141 shares were outstanding. On August 31, 2004, options to purchase an aggregate of 11,112 shares of common stock, exercisable at $9.00 per share expired leaving options to purchase an aggregate of 22,029 shares outstanding. The Director Plan is administered by a committee of directors who are not eligible to participate in the Directors Plan.

SIMPLIFIED EMPLOYEE PENSION PLAN

In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 2004 contributions amounted to $116,610.

GARY C. GRANOFF'S FISCAL 2004 COMPENSATION

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of September 14, 2004, there were 2,035,600 shares of the Company's Common Stock, $.0001 par value, and 300,000 shares of Participating Preferred Stock outstanding.

The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of September 14, 2004, (ii) each of our directors and (iii) all of our officers and directors as a group. Except as set forth below, the address of each person listed below is the address of Ameritrans.

                                                                                    NUMBER OF
                                            NUMBER OF            PERCENTAGE OF       SHARES OF           PERCENTAGE OF
                                             SHARES OF            OUTSTANDING       PARTICIPATING         OUTSTANDING
                                           COMMON STOCK           COMMON STOCK       PREFERRED             PREFERRED
NAME                                           OWNED                  OWNED          STOCK OWNED          STOCK OWNED
------------------------------           -------------------     -----------------  ------------------   --------------
*Gary C. Granoff                               326,625(1)               16.04%            7,038(a)            2.34%

*Ellen M. Walker                                57,374(2)                2.81%               **                 **

*Lee A. Forlenza                                56,648(3)                2.78%            1,000                 **

*Steven Etra                                   137,806(4)                6.76%               **                 **

Paul Creditor                                    2,000                     **                **                 **
747 Third Avenue, Ste. 4C
New York, NY

Allen Kaplan                                     5,000                     **                **                 **
c/o Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

John R. Laird                                    5,656(5)                  **                **                 **
481 Canoe Hill Road
New Canaan, CT

Howard F. Sommer                                 5,556(6)                  **                **                 **
c/o New York Community
Investment Co., LLC
120 Broadway
New York, NY

Wesley Finch                                    40,788(7)                2.00%           10,000               3.33%
3625 Carlton Place
Boca Raton, Florida 33496

Dan M. Granoff                                 162,879(8)                8.00%               **                 **
Children's Hospital Oakland
Research Institute
747 52nd Street
Oakland, CA

Paul D. Granoff                                143,179(9)                7.03%               **                 **
c/o Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL 60504

Infinity Capital Partners, L.P.                128,000                   6.28%               **                 **
767 Third Avenue, 16th Floor
New York, New York 10017

*Margaret Chance                                13,890(10)                 **           220 (b)                 **

*Silvia Mullens                                  5,000(11)                 **               293                 **

Mitchell Partners L.P.                         188,585                   9.26%           12,000               4.00%
3187-D Airway Avenue
Costa Mesa, CA 92626

All Officers and Directors, as                 656,343                  32.24%           18,551               6.18%
a group (11 persons)***

* Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance, and Silvia Mullens are each "interested persons" with respect to Ameritrans and Elk, as such term is defined in the 1940 Act.

**   Less than 1%.

(1) Includes (i) 155,180 shares of common stock $.0001 par value (the "Shares") owned directly by Mr. Granoff; (ii) 3,300 warrants, which are exercisable into 3,300 Shares (the "Warrants"), which expire April 1, 2007; (iii) 16,900 Shares owned by the Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his mother and brother are trustees; (iv) 261 Shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (v) 78,584 Shares and 500 Warrants owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (vi) 12,000 Shares and 1,000 Warrants owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; and (vii) 57,100 Shares, and 1800 Warrants held by Mr. Granoff in various IRA or pension accounts. Excludes (A) 12,937 Shares, and 1,000 Warrants owned directly by Leslie Granoff, Mr. Granoff's wife, which he disclaims beneficial ownership; and (B) 47,855 Shares held by JR Realty Corp., a company owned in part and controlled in part by Mr. Granoff's wife, where Mr. Granoff serves as Treasurer.

     a. Includes (i) 500 shares of Participating Preferred Stock, owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (ii) 1,000 shares of Participating Preferred Stock owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 5,538 shares of Participating Preferred Stock held by Mr. Granoff in various IRA or pension accounts. Excludes 1,000 shares of Participating Preferred Stock directly owned by Leslie Granoff, Mr. Granoff's wife, which he disclaims beneficial ownership.

(2) Includes (i) 200 Shares held by Ms. Walker as custodian for her son, Paul; (ii) 22,800 Shares held by various trusts of which Ms. Walker is a trustee and as to which she disclaims beneficial ownership (Gary C. Granoff retains a reversionary interest in 21,000 of such Shares), and
       (iii) 20,000 Shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan

(3) Includes (i) 35,218 Shares held directly by Mr. Forlenza, (ii) 3,230 Shares held for the benefit of Mr. Forlenza's IRA, (iii) 700 Warrants, and (iv) 17,500 Shares issuable upon the exercise of ten-year options issued to Mr. Forlenza under the 1999 Employee Plan.

(4) Includes (i) 8,294 Shares held directly by Mr. Etra; (ii) 29,022 Shares owned jointly by Mr. Etra and his wife; (iii) 27,000 Shares held by Mr. Etra's wife; (iv) 35,990 Shares held by Fiserv Securities Inc. for the benefit of Mr. Etra's IRA; (v) 10,000 Shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (vi) 10,000 Shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee; and (vii) 17,500 Shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan.

(5) Includes 100 Shares owned directly by Mr. Laird and 5,556 Shares issuable upon exercise of five-year options issued under the Director Plan

(6) 5,556 Shares issuable upon exercise of five-year options issued under the Director Plan

(7) Includes (i) 19,871 Shares owned directly by Mr. Finch; (ii) 10,917 Shares issuable upon exercise of five-year options issued under the Director Plan, which options were granted as of September 26, 2003 exercisable on September 26, 2004; and (iii) 10,000 Warrants which are exercisable into 10,000 Shares. Excludes (A) 6,000 Shares owned directly by Mr. Finch's wife as to which he disclaims beneficial ownership and (B) 26,300 Shares held by the Tudor Trust, a grantor trust, of which Mr. Finch is the grantor, Mr. Finch's wife and their two children are the beneficiaries, and Mr. Finch's wife is one of the two trustees. Mr. Finch disclaims beneficial ownership of the trust's 26,300 Shares.

(8) Includes (i) 143,179 Shares owned by Dr. Dan Granoff directly; (ii) 16,900 Shares owned by the Granoff Family Foundation, a charitable foundation, of which Jeannette Granoff, Gary C. Granoff, and Dr. Dan M. Granoff are the trustees; and (iii) 2,800 Shares held in an IRA Rollover Account for the benefit of Dr. Granoff.

(9) Includes 40,049 Shares held by Dr. Paul Granoff directly, 77,630 held by Granoff Family Partners Ltd., of which Dr. Granoff is a general partner, and 25,500 Shares held by the Granoff Pediatric Associates Profit Sharing Plan. Excludes 14,127 Shares held by Suzanne Granoff, Dr. Granoff's wife, of which Shares he disclaims beneficial ownership.

(10) Includes (i) 1,200 Shares owned directly by Ms. Chance, (ii) 10,000 Shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan; (iii) 200 Shares held by Ms. Chance as custodian for her daughter, Alexis Chance; (iv) 50 Shares held directly by her daughter, Alexis Chance; (v) 2,220 Shares held by Ms. Chance in various IRA or pension accounts, and (vi) 220 Warrants which expire January 25, 2007.

     b.   Participating Preferred Stock held in a pension account.

(11) Includes 5,000 Shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan.


Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective Shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding the Company's existing equity compensation plans as of June 30, 2004:


PLAN CATEGORY                                                      (A)                  (B)                (C)
                                                                                                           NUMBER OF SECURITIES
                                                                                                                REMAINING
                                                                                                          AVAILABLE FOR FUTURE
                                                                      NUMBER OF                               ISSUANCE UNDER
                                                                   SECURITIES TO BE    WEIGHTED-AVERAGE    EQUITY COMPENSATION
                                                                      ISSUED UPON      EXERCISE PRICE OF    PLANS (EXCLUDING
                                                                      EXERCISE OF         OUTSTANDING     SECURITIES REFLECTED IN
                                                                       OPTIONS              OPTIONS            COLUMN (A))
------------------------------------------------------------------ ------------------    --------------  -----------------------
Equity compensation plans approved by security hold                     103,141(1)          $   8.45                  171,859(1)
------------------------------------------------------------------ ------------------    --------------  -----------------------
Equity compensation plans not approved by security holde                   --                   --                       --
------------------------------------------------------------------ ------------------    --------------  -----------------------
Totals                                                                  103,141(1)          $   8.45                  171,859(1)
------------------------------------------------------------------ ------------------    --------------  -----------------------


(1) Includes options to purchase up to 70,000 shares of Common Stock granted to employees under the 1999 Employee Plan and options to up purchase to 33,141 shares granted to non-employee directors granted under the Non-Employee Director Plan. See "Stock Option Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("GWF") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid GWF $20,554 in fees during the fiscal year ended June 30, 2004. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

We also rent office space from GWF and share certain office expenses with that firm. In November 2003, the Board of Directors approved a new sublease with the law firm to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014 and accounts for certain retroactive adjustments per the agreement. The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, and subject to annual increases as per the master lease agreement between the landlord and the law firm. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month. For the fiscal year ended June 30, 2004, we paid $101,116 in rent, $36,000 in shared overhead expense, and $26,840 of other reimbursable shared overhead expense.

During the fiscal year ended June 30, 1998, GWF exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). In August, 2001, the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004. The terms for the Additional Space are included in the new sublease with the law firm approved by the Board of Directors in November 2003 to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014. Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. During the year ended 2004, Elk paid the law firm approximately $2,200 on account of this agreement.

Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice. Rent expense under the lease amounted to $43,123 for the year ended June 30, 2004.

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

The Company's Code of Ethics is filed as an exhibit to this Annual Report. The Code of Ethics and any changes or updates thereto will also be posted on the Company's internet website at the internet address:
http://www.ameritranscapital.com. Copies of the code may be obtained free of charge from the Company's website at the above internet address.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Ameritrans Certificate of Incorporation limits the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. This limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by Rosen Seymour Shapss Martin & Company LLP, the Company's independent public accountants, are as follows:

AUDIT FEES

Fees for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Form 10-Q for the years ended June 30, 2004 and 2003 were $85,100 and $61,200, respectively. Review fees for year ended June 30, 2003 paid to Marcum & Kliegman, LLP, the Company's prior independent public accountants were $36,269.

AUDIT-RELATED FEES

Fees for audit related services years ended June 30, 2004 and 2003 were $11,700 and $0, respectively. The review related fees paid to Marcum & Kliegman, LLP for the year ended June 30, 2003 were $37,165.

TAX FEES

Fees for professional services by the accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2004 and 2003 are $0, respectively.

ALL OTHER FEES

Fees for services provided by the accountants, other than the services rendered in the above paragraphs, for the years ended June 30, 2004 and 2003 were $0 and $0, respectively. Fees for all other services paid to Marcum & Kliegman, LLP for the year ended June 30, 2003 were $0.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
a) 1 and 2 FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1. The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

2. No financial statement schedules are filed herewith because the information required has been presented in the aforementioned financial statements.

b) REPORTS ON FORM 8-K

On May 17, 2004 the Company filed a current report on Form 8-K reporting under
Item 9 (Regulation FD Financial Disclosure) that the Company issued a press release announcing its third quarter results.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2004.
                         AMERITRANS CAPITAL CORPORATION
BY: /S/ GARY C. GRANOFF
   -----------------------------------
   GARY C. GRANOFF, PRESIDENT

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



SIGNATURE                            TITLE                                  DATE
-----------------------   -------------------------------------------    ------------------
/s/ Gary C. Granoff       President, Chairman of the Board of            September 28, 2004
-----------------------   Directors, Chief Executive Officer and
Gary C. Granoff           Chief Financial Officer

/s/ Ellen M. Walker       Executive Vice President and Director           September 28, 2004
-----------------------
Ellen M. Walker

/s/ Lee A. Forlenza       Senior Vice President and Directo r             September 28, 2004
-----------------------
Lee A. Forlenza

/s/ Steven Etra           Vice President and Director                     September 28, 2004
-----------------------
Steven Etra

/s/ Paul Creditor         Director                                        September 28, 2004
-----------------------
Paul Creditor

/s/ Allen Kaplan          Director                                        September 28, 2004
-----------------------
Allen Kaplan

/s/ John R. Laird         Director                                        September 28, 2004
-----------------------
John R. Laird

/s/ Howard F. Sommer      Director                                        September 28, 2004
-----------------------
Howard F. Sommer

/s/ Wesley Finch          Director                                        September 28, 2004
-----------------------
Wesley Finch

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

10.11 Letter Agreement renewing line of credit for Elk with IDB Bank dated April 13, 2004.(6)

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

10.18 Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Lee Forlenza.(8)

10.19 Employment Agreement dated as of October 1, 2001 between Ameritran and Ellen Walker.(9)

10.20 Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens.(9)

10.21 Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance.(9)

14.1       Code of Ethics of Ameritrans Capital Corporation.(10)

16.1 Letter of Marcum & Kliegman, LLP dated July 1, 2003 issued in connection with the dismissal of Marcum & Kliegman, LLP.(11)

21.1       List of Subsidiaries of Ameritrans.

31.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
99.1       Ameritrans Audit Committee Charter

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

(6) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed May 14, 2004.

(7) Incorporated by reference from the amendment to the Registrant's N-2 (File No. 333-82693) filed March 1, 2002.

(8) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2003.

(9) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2002.

(10) Incorporated by Reference from the Registrants annual report on Form 10-K for the fiscal year ended June 30, 2003, filed on October 8, 2003.

(11) Incorporate by reference from the Registrant's Current Report on Form 8-K (File No. 811-08847) filed July 1, 2003.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONTENTS



June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------





                                                                                                                   PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

   Rosen Seymour Shapss Martin & Company LLP                                                                        F-2

   Marcum & Kliegman LLP                                                                                            F-3


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets at June 30, 2004 and 2003                                                                   F-4 - F-5

   Statements of Operations for the Years Ended
      June 30, 2004, 2003 and 2002                                                                                  F-6

   Statements of Comprehensive (Loss) Income for the Years Ended
      June 30, 2004, 2003 and 2002                                                                                  F-7

   Statements of Stockholders' Equity for the Years Ended
      June 30, 2004, 2003 and 2002                                                                                  F-8

   Statements of Cash Flows for the Years Ended
      June 30, 2004, 2003 and 2002                                                                           F-9 - F-10

   Notes to Consolidated Financial Statements                                                               F-11 - F-28

   Schedule of Loans as of June 30, 2004                                                                           F-29


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended, and the schedule of loans as of June 30, 2004. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As explained in Note 1, the consolidated financial statements include loans valued at $49,391,219 and $55,003,508 as of June 30, 2004 and 2003,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                                   /s/ Rosen Seymour Shapss Martin & Company LLP

                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 20, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Audit Committee of the Board of Directors of Ameritrans Capital Corporation and Subsidiaries


We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements of Ameritrans Capital Corporation and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 2002 in conformity with U.S. generally accepted accounting principles.

As explained in Note 1, the consolidated financial statements include loans, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the differences could be material.




/s/ Marcum & Kliegman LLP


New York, NY
September 17, 2002

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS





June 30, 2004 and 2003
--------------------------------------------------------------------------------




                                                                                      2004                   2003
                                                                                ----------------       ----------------

ASSETS
------

Loans receivable                                                                $     49,900,989       $     55,306,678
Less unrealized depreciation on loans receivable                                        (509,770)              (303,170)
                                                                                ----------------       ----------------

           Loans receivable, net                                                      49,391,219             55,003,508
Cash and cash equivalents                                                                416,600                498,669
Accrued interest receivable, net of unrealized depreciation
   of $30,500 in 2004 and $691,000 in 2003                                               969,912              1,321,591
Assets acquired in satisfaction of loans                                               1,421,723              1,142,189
Receivables from debtors on sales of assets acquired in satisfaction of loan             422,158                431,258
Equity securities                                                                      1,038,617                929,405
Furniture, equipment and leasehold improvements, net                                     439,262                173,100
Medallions                                                                             2,382,201                      -
Prepaid expenses and other assets                                                        610,214                527,511
                                                                                ----------------       ----------------

           Total assets                                                         $     57,091,906       $     60,027,231
                                                                                ================       ================



--------------------------------------------------------------------------------

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Continued)




June 30, 2004 and 2003
--------------------------------------------------------------------------------



                                                                                      2004                   2003
                                                                                   ----------             ----------

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Debentures payable to SBA                                                    $     12,000,000       $      9,200,000
   Notes payable, bank                                                                28,908,652             34,130,000
   Accrued expenses and other liabilities                                                578,790                421,040
   Accrued interest payable                                                              271,630                219,671
   Dividends payable                                                                      84,375                 84,375
                                                                                      ----------             ----------

           Total liabilities                                                          41,843,447             44,055,086
                                                                                      ----------             ----------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock 500,000 shares authorized, none issued or outstanding                       -                      -
   9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares
      issued and outstanding                                                           3,600,000              3,600,000
   Common stock, $.0001 par value; 5,000,000 shares authorized, 2,045,600
      shares issued, 2,035,600 outstanding                                                   205                    205
   Additional paid-in capital                                                         13,869,545             13,869,545
   Accumulated deficit                                                                (1,902,408)            (1,197,725)
   Accumulated other comprehensive loss                                                 (248,883)              (229,880)
                                                                                      ----------             ----------
           Total                                                                      15,318,459             16,042,145
   Less:Treasury stock, at cost, 10,000 shares
      of common stock                                                                    (70,000)               (70,000)
                                                                                      ----------             ----------

           Total stockholders' equity                                                 15,248,459             15,972,145

           Total liabilities and stockholders' equity                           $     57,091,906       $     60,027,231
                                                                                ================       ================


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS



Years Ended June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------


                                                                              2004             2003              2002
                                                                            ---------         ---------        ---------

Investment Income:
  Interest on loans receivable                                          $   5,195,741     $   6,072,399    $   5,984,678
  Fees and other income                                                       318,559           209,680          285,041
  Leasing income                                                              119,527                 -                -
                                                                            ---------         ---------        ---------

        Total investment income                                             5,633,827         6,282,079        6,269,719
                                                                            ---------         ---------        ---------

Operating Expenses:
  Interest                                                                  1,443,416         2,076,861        2,632,918
  Salaries and employee benefits                                            1,022,964           879,074          769,633
  Occupancy costs                                                             207,079           144,279          143,890
  Professional fees                                                           605,168           575,022          357,231
  Other administrative expenses                                             1,250,435           963,175          722,380
  Loss on assets acquired in satisfaction of loans, net                        44,362            77,343           78,907
  Foreclosure expenses                                                        362,871           313,678          126,565
  Write off and depreciation on interest and loans receivable               1,024,245           852,512          393,145
                                                                            ---------         ---------        ---------

        Total operating expenses                                            5,960,540         5,881,944        5,224,669
                                                                            ---------         ---------        ---------

        Operating (loss) income                                              (326,713)          400,135        1,045,050
                                                                            ---------         ---------        ---------

Other Income (Expense):
  Net gain from rental activities                                                   -                 -            2,700
  Gain on sale of securities                                                    5,665             2,976                -
  Equity in loss of investee                                                  (29,634)                -                -
                                                                            ---------         ---------        ---------

        Total other income (expense)                                          (23,969)            2,976            2,700
                                                                            ---------         ---------        ---------

        (Loss) income before income taxes                                    (350,682)          403,111        1,047,750

Income Taxes                                                                   16,501             7,897            8,854

        Net (loss) income                                                    (367,183)          395,214        1,038,896

Dividends on preferred stock                                                 (337,500)         (337,500)         (68,438)
                                                                            ---------         ---------        ---------

        Net (loss) income available to common shareholders              $    (704,683)    $      57,714    $     970,458
                                                                        =============     =============    =============


Weighted Average Number of Common Shares Outstanding
  Basic                                                                     2,035,600         2,035,600        1,800,614
                                                                        =============     =============    =============

  Diluted                                                                   2,035,600         2,035,600        1,800,614
                                                                        =============     =============    =============


Net (Loss) Income Per Common Share
  Basic                                                                      $ (0.35)            $ 0.03           $ 0.54
                                                                        =============     =============    =============

  Diluted                                                                    $ (0.35)            $ 0.03           $ 0.54
                                                                        =============     =============    =============


--------------------------------------------------------------------------------

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME




Years Ended June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------





                                                                             2004             2003              2002
                                                                         -----------       -----------     -------------

Net (loss) income                                                        $  (367,183)      $   395,214     $   1,038,896


Other comprehensive (loss) income
  Unrealized loss on equity securities arising during the period             (13,338)         (200,338)          (43,612)
  Reclassification adjustment for gain included in net income                 (5,665)                -                 -
                                                                         -----------       -----------     -------------

        Total comprehensive (loss) income                                $  (386,186)      $   194,876     $     995,284
                                                                         ===========       ===========     =============




--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------



                                                  9-3/8%
                                                 Cumulative
                                                Participating                                  Accumulated
                                                 Redeemable  Additional                           Other
                                         Common  Preferred     Paid-In   Treasury Accumulated  Comprehensive
                                          Stock     Stock       Capital    Stock     Deficit   Income (Loss)   Total
                                          -----     -----       -------    -----     -------   -------------   -----

Balance--July 1, 2001                     $175            $- $13,471,474       $-   $(678,593)      $14,070 $12,807,125
 Dividends declared on common stock          -             -           -        -    (994,991)            -    (994,991)
 Dividends declared on preferred stock       -             -           -        -     (68,438)            -     (68,438)
 Net income                                  -             -           -        -   1,038,896             -   1,038,896
 Unrealized loss on equity securities        -             -           -        -           -       (43,612)    (43,612)
 Net proceeds from stock offering           30     3,600,000     395,571        -           -             -   3,995,601
 Issuance of warrants                        -             -       2,500        -           -             -       2,500
 Reacquisition of common stock               -             -           -  (70,000)          -             -     (70,000)
                                            --     ---------     -------  -------          --            --     -------

Balance--June 30, 2002                     205     3,600,000  13,869,545  (70,000)   (703,127)      (29,542) 16,667,081
 Dividends declared on common stock          -             -           -        -    (552,312)            -    (552,312)
 Dividends declared on preferred stock       -             -           -        -    (337,500)            -    (337,500)
 Net income                                  -             -           -        -     395,214             -     395,214
 Unrealized loss on equity securities        -             -           -        -           -      (200,338)   (200,338)
                                            --     ---------     -------  -------          --            --     -------

Balance--June 30, 2003                     205     3,600,000  13,869,545  (70,000) (1,197,725)     (229,880) 15,972,145
 Dividends declared on preferred stock       -             -           -        -    (337,500)            -    (337,500)
 Net loss                                    -             -           -        -    (367,183)            -    (367,183)
 Unrealized loss on equity securities        -             -           -        -           -       (13,338)    (13,338)
 Reclassification adjustment for gain
  included in net income                     -             -           -        -           -        (5,665)     (5,665)
                                            --     ---------     -------  -------          --            --     -------

Balance--June 30, 2004                    $205    $3,600,000 $13,869,545 $(70,000)$(1,902,408)    $(248,883)$15,248,459
                                          ====    ========== =========== ======== ===========     ========= ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS




Years Ended June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------


                                                                             2004             2003              2002
                                                                        -------------     -------------    -------------
Cash flows from operating activities:
  Net (loss) income                                                     $    (367,183)    $     395,214    $   1,038,896
                                                                        -------------     -------------    -------------
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation and amortization                                             133,685            77,660           68,633
    Gain on sale of equity securities                                          (5,665)           (2,976)               -
    Equity in loss of investee                                                 29,634                 -                -
    Changes in operating assets and liabilities:
      Changes in unrealized depreciation on loans
        receivable and accrued interest receivable, net                      (453,900)          391,000          220,000
      Accrued interest receivable                                           1,012,179          (609,244)        (418,013)
      Prepaid expenses and other assets                                      (142,716)         (214,478)         (60,259)
      Accrued expenses and other liabilities                                  157,750            51,371          (21,977)
      Accrued interest payable                                                 51,959           (38,687)         (33,069)
                                                                        -------------     -------------    -------------

        Total adjustments                                                     782,926          (345,354)        (244,685)

        Net cash provided by operating activities                             415,743            49,860          794,211

Cash flows from investing activities:
  Loans receivable                                                          2,354,954          (476,847)        (836,071)
  Assets acquired in satisfaction of loans                                    389,000           165,899          120,936
  Receivables from debtors on sales of assets
    acquired in satisfaction of loans                                           9,100           (63,987)          54,552
  Proceeds from sales of equity securities                                    109,084            27,726                -
  Purchases of equity securities                                             (261,268)         (711,166)         (50,025)
  Sale of automobiles                                                          60,125                 -                -
  Capital expenditures                                                       (399,959)         (143,003)         (37,879)
                                                                        -------------     -------------    -------------

        Net cash provided by (used in) investing activities                 2,261,036        (1,201,378)        (748,487)
                                                                        -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from stock offering                                                  -                 -        3,998,101
  Proceeds from notes payable, banks                                        6,590,000        52,385,000       37,980,000
  Repayment of notes payable, banks                                       (11,811,348)      (51,975,000)     (39,810,000)
  Proceeds from debentures payable to SBA                                   6,950,000         5,050,000                -
  Repayment of debentures payable to SBA                                   (4,150,000)       (3,710,000)      (1,020,000)
  Dividends paid                                                             (337,500)         (873,875)        (994,991)
                                                                        -------------     -------------    -------------

        Net cash (used in) provided by financing activities                (2,758,848)          876,125          153,110
                                                                        -------------     -------------    -------------

        Net (decrease) increase in cash and cash equivalents                  (82,069)         (275,393)         198,834

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                           498,669           774,062          575,228
                                                                        -------------     -------------    -------------

  End of year                                                           $     416,600     $     498,669    $     774,062
                                                                        =============     =============    =============


--------------------------------------------------------------------------------

(Continued)


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




Years Ended June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------




                                                                             2004             2003              2002
                                                                        -------------     -------------    -------------

Supplemental disclosures of cash flow information:
 cash paid during the years for:
    Interest                                                            $   1,391,457     $   2,115,548    $   2,665,987
                                                                        =============     ============     ============

    Income taxes                                                        $      17,276     $      15,759    $       8,551
                                                                        =============     ============     ============


Supplemental disclosures of non-cash investing activities:
    Unrealized loss on equity securities arising during the period      $     (13,338)    $    (200,338)   $     (43,612)
                                                                        =============     ============     ============

    Reclassification adjustment for gain included in net income         $      (5,665)    $           -    $           -
                                                                        =============     ============     ============

    Debt settled through reacquisition of common stock                  $           -     $           -    $      70,000
                                                                        =============     ============     ============

    Conversion of loans to assets acquired in satisfaction of loans     $    (668,534)    $    (200,000)   $    (366,210)
                                                                        =============     ============     ============

    Acquisition of medallions through foreclosure of loans
      receivable                                                        $  (2,382,201)    $           -    $           -
                                                                        =============     ============     ============

--------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------



1.     Organization and Summary of Significant Accounting Policies

         Organization and Principal Business Activity
         --------------------------------------------

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

         Basis of Consolidation
         ----------------------

            The consolidated financial statements include the accounts of Ameritrans, Elk and Elk's wholly owned subsidiaries, EAF Holding Corporation ("EAF"), EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC, (collectively referred to as the "Company"). All significant inter-company transactions have been eliminated in consolidation.

            EAF, which was formed in June 1992 and began operations in December 1993, owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk.

            EAF Enterprises LLC, which was formed in June 2003 and began operations in July 2003, owns, leases and resells medallions acquired in satisfaction of foreclosures by Elk.

            Medallion Auto Management LLC, which was formed in June 2003 and began operations in July 2003, owns, leases and resells automobiles in conjunction with the medallions owned by EAF Enterprises LLC.

            EAF Leasing LLC, which was formed in August 2003 and began operations in October 2003, owns and leases medallions acquired in satisfaction of foreclosures by Elk.

            EAF Leasing II LLC, which was formed in August 2003 and began operations in October 2003, owns and leases medallions acquired in satisfaction of foreclosures by Elk.

            EAF Leasing III LLC, which was formed in January 2004, owns and leases medallions acquired in satisfaction of foreclosures by Elk.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

            Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities as its parent. Since its inception, Elk Capital has had no operations.

            From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

         Loan Valuations
         ---------------

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

         Cash and Cash Equivalents
         -------------------------

            For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents.

         Equity Securities
         -----------------

            Equity securities are comprised principally of common stock investments in various companies. The Company currently classifies equity securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded in the statement of comprehensive
(loss) income, and separately as a component of accumulated other comprehensive
(loss) income within stockholder's equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

charged to earnings. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings.

         Income Taxes
         ------------

            The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code"). An RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as an RIC, the Company must payout at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2004, the Company intends to make the required distributions to its stockholders in accordance with applicable tax code.

            The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities. Such taxes and fees are reported as provisions for income taxes and reflected in each of the fiscal years presented.

         Depreciation and Amortization
         -----------------------------

            Depreciation and amortization are computed using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized over the life of the respective leases.

         Deferred Loan Costs and Fees
         ----------------------------

            Deferred loan costs are included in prepaid expenses and other assets. Amortization of deferred loan costs is computed on the straight-line method over the respective loan term. At June 30, 2004 and 2003, deferred loan costs and commitment fees amounted to $357,936 and $244,198, respectively, net of accumulated amortization of $306,045 and $246,033, respectively. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $60,013, $45,864 and $36,609, respectively.

         Assets Acquired in Satisfaction of Loans
         ----------------------------------------

            Assets acquired in satisfaction of loans are carried at their estimated fair values less estimated selling costs. Write-downs recognized at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

         Impairment of Long-lived Assets and Acquired Intangible Assets
         --------------------------------------------------------------

            The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. During the fiscal year ended June 30, 2004 the

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

Company obtained medallions through foreclosure of loans and the value of such medallions are carried at the net value of the related foreclosed loans. The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized. However, the Company periodically tests their carrying value for impairment.

         Use of Estimates
         ----------------

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the fair value of loans receivable and the fair value of financial instruments.

         Treasury Stock
         --------------

            Treasury stocks are carried at cost. Gains and losses on disposition of treasury stock, if any, are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

         Earnings Per Share
         ------------------

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

         Income Recognition
         ------------------

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


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

         Stock Options
         -------------

            The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB No. 25 as permitted by Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS No. 123). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the option price. However, companies that do not adopt SFAS No. 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock-based compensation to employees. SFAS 123 requires the measurement of such compensation using the Black-Scholes or similar option-pricing model to value the amount of compensation granted. The compensation cost is then recognized over the vesting period of the options (see
Note 16).

         Financial Instruments
         ---------------------

            The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments. The estimated fair value of publicly traded equity securities is based on quoted market prices and the estimated fair value of privately held equity securities are recorded at the lower of cost or fair value. The estimated fair value of bank debt as well as debentures is based on the terms of similar debt arrangements. Loans receivable are recorded at their estimated fair value.

         Derivatives
         -----------

            The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk. The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, all derivative instruments are recorded at fair value. For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of other comprehensive income. That portion of the hedge deemed to be ineffective is recognized immediately in the consolidated statements of income.

         Presentation of Prior Year Data
         -------------------------------

            Certain reclassifications have been made to conform prior year data with the current presentation.

         Effects of Recently Issued Accounting Standards
         -----------------------------------------------

            In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision applies to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have any impact on the Company's consolidated financial position or results of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

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

            In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard will require all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIEs. These requirements are effective for financial statements issued after January 31, 2003. This interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This Statement establishes standards for users to follow in classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for the first interim period after June 15, 2003. Adoption of this Standard did not have any impact on the Company's consolidated results of operations and financial position.

            In December 2003, the FASB issued FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities." This standard requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is generally defined as having the majority of the risks and rewards of ownership arising from the VIE. The adoption of this interpretation did not have a material impact on the Company's consolidated financial condition or results of operations

            In March 2004, the FASB issued the exposure draft "Share-Based Payment." The proposed statement would require all equity-based awards to employees to be recognized in the Consolidated Statement of Operations based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if approved in its present form, would apply to all awards granted, modified or settled after the effective date. The Company believes the adoption of this proposed statement will not have a material effect on its consolidated financial position and results of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

2.     Assets Acquired in Satisfaction of Loans
       ----------------------------------------

            Assets acquired in satisfaction of loans consist of the following as of June 30, 2004 and 2003:

                                                         Assigned
                                                         Mortgage
                                      Real Estate        and Note         Equipment           Other            Total
                                      -----------        --------         ---------           -----            -----

Balance--July 1, 2002                  $   287,500      $   616,439       $   165,899       $    38,250     $   1,108,088
  Additions                                     -                -            200,000                 -           200,000
  Sales                                         -                -           (165,899)                -          (165,899)
                                       -----------      -----------       -----------       -----------     -------------

Balance--June 30, 2003                     287,500          616,439           200,000            38,250         1,142,189
  Additions                                573,668                -            94,866                 -           668,534
  Sales                                   (287,500)          (1,500)                -                 -          (289,000)
  Write-offs                                    -                -           (100,000)                -          (100,000)
                                       -----------      -----------       -----------       -----------     -------------

Balance--June 30, 2004                 $   573,668      $   614,939       $   194,866       $    38,250     $   1,421,723
                                       ===========      ===========       ===========       ===========     =============


3.     Loans Receivable
       ----------------

            Loans are considered non-performing once they become 90 days past due as to principal or interest. The Company has loans of approximately $2,182,000 and $9,818,000 at June 30, 2004 and 2003, respectively, which are considered non-performing. These loans, which were made predominantly in the Chicago market, are either fully or substantially collateralized and are personally guaranteed by the debtor. The following table sets forth certain information concerning performing and nonperforming loans as of June 30, 2004 and 2003:

                                                                       2004              2003
                                                                    ----------       ----------

Loans receivable, net                                            $  49,391,219   $   55,003,508
Performing loans                                                    47,208,741       45,185,192
                                                                    ----------       ----------

Nonperforming loans                                              $   2,182,478   $    9,818,316
                                                                 =============   ==============

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

            Changes in the unrealized depreciation on loans receivable and interest receivable are summarized as follows:

                                                                    Unrealized
                                                                   depreciation       Unrealized
                                                                    on interest    depreciation on
                                                                    receivable     loans receivable
                                                                    ----------     ----------------

Balance--June 30, 2002                                              $     300,000   $      303,170

Increases, net                                                            391,000                -
                                                                          -------          -------

Balance--June 30, 2003                                                    691,000          303,170

Increase, net                                                                  -          206,600

Decreases, net                                                          (660,500)               -
                                                                          -------          -------

Balance--June 30, 2004                                              $      30,500    $     509,770
                                                                    =============    =============

            The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 8).


4.     Equity Securities
       -----------------

            Equity securities consist of the following as of June 30, 2004 and 2003:



                                      Telecom-
                          Chicago    munications            Taxi
                           Taxicab      and                Vehicle    Real
                          Medallions Technology   Hotel  Distributor Estate   Other     Total
                          ---------- -----------   -----  ---------- -------   -----     -----

Balance--July 1, 2002       $58,840    $352,145       $-         $-       $- $32,342   $443,327
Purchase of securities            -      68,905  310,000    100,000  232,261       -    711,166
Sale of securities          (24,750)          -        -          -        -       -    (24,750)
Unrealized loss on equity
 securities arising
 during the period           (8,131)   (174,865)       -          -        - (17,342)  (200,338)
                           --------    -------- --------   -------- -------- ------- ----------

Balance--June 30, 2003       25,959     246,185  310,000    100,000  232,261  15,000    929,405
Purchase of securities            -      30,668        -    100,000  130,600       -    261,268
Sale of securities          (20,294)    (25,000) (58,125)         -        -       -   (103,419)
Unrealized loss on equity
 securities arising
 during the period           (5,665)    (13,005)       -          -        -    (333)   (19,003)
Equity in loss of
 investee                         -           -        -    (29,634)       -       -    (29,634)
                           --------    -------- --------   -------- -------- ------- ----------

Balance--June 30, 2004           $-    $238,848 $251,875   $170,366 $362,861 $14,667 $1,038,617
                           ========    ======== ========   ======== ======== ======= ==========


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

         General
         -------

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

         Certain Investments
         -------------------

            Ameritrans invested $100,000 to obtain a 50% stock ownership interest in a company in August 2003. Since control of the entity resides with the other owner, as evident by the running of the day-to-day operations as well as the number of board seats, this entity is carried using the equity basis of accounting.

            Elk also obtained a 48% stock ownership interest in another company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs. The profit or loss of this company is to be retained by the majority stockholder of this company. Commencing on or after July 1, 2007, and for a two and one-half year period thereafter, the majority stockholder has the right to purchase Elk's interest in this company at a price described in the stockholders' agreement, by giving notice and exercising its right to repurchase Elk's shares. Elk also has the right (put option) under the agreement to require the company to repurchase Elk's 48% interest in this company. Under both purchase arrangements, the price is determined by the difference between the market value of the medallions and the outstanding balance on the loan on the date the right is exercised.

            The financing related to the purchase of medallions amounted to $1,449,000, and is collateralized by such medallions. The loan bears interest at 4% per annum, and requires two interest only payments of $4,830 due on the first of the month beginning February 1, 2004, then fifty-nine monthly payments of $10,718, including interest, based on a 15 year amortization schedule, with a balloon payment of the balance due on March 1, 2009, the maturity date. The Company also loaned the entity $222,000 related to the purchase of vehicles and such loan is collateralized by the vehicles. The loan bears interest at 4% per annum, and requires three interest only payments of $740 due on the first of the month beginning February 1, 2004, then twenty-six monthly payments of $8,928, including interest, through June 1, 2006, the maturity date. As of June 30, 2004, the principal balance outstanding on the loans was $1,654,597.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

5.     Furniture, Equipment and Leasehold Improvements
       -----------------------------------------------

            Major classes of furniture, equipment and leasehold improvements as of June 30, 2004 and 2003 are as follows:

                                                                                      Estimated
                                                      2004             2003          Useful Lives
                                                  -----------       -----------      -------------

Furniture and fixtures                            $    64,380       $   182,299        7 years
Office equipment                                      306,629           376,994       3-5 years
Leasehold improvements                                175,633            35,406     Life of lease
Automobiles                                           131,108                 -        5 years
                                                  -----------       -----------
                                                      677,750           594,699
Less accumulated depreciation
  and amortization                                    238,488           421,599
                                                  -----------       -----------

                                                  $   439,262       $   173,100
                                                  ===========       ===========

            Depreciation and amortization expense for the years ended June 30, 2004, 2003 and 2002 was $73,672, $31,797 and $32,024, respectively.


6.     Medallions
       ----------

            During the year ended June 30, 2004, Elk transferred Chicago medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries. The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the city of Chicago.

            The subsidiaries lease medallions owned in the Chicago market under weekly and long-term operating lease terms. The weekly medallion leases, including automobiles, are with individuals and automatically renew each week, up to a maximum period of 157 weeks, but may be terminated by the lessee at the conclusion of any weekly period. The weekly leases also include an option for the lessee to purchase either the medallion or automobile, at an amount defined in the agreement, at any time throughout the term of the lease, with credit given for a portion of the lease payments towards the purchase price. As of June 30, 2004, no purchase options have been exercised. The long-term medallion leases are with taxi cab companies expiring December 31, 2005 through February 28, 2006, and may be canceled by either party with forty-five days advance written notice. Leasing income under all medallion and taxi cab leases for the year ended June 30, 2004 was $119,527. The minimum leasing income due under the long-term leases, during the next two years in the aggregate, are approximately $109,000 and $68,000, for the fiscal years ending June 30, 2005 and 2006, respectively.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------


7.     Debentures Payable to SBA
       -------------------------

            At June 30, 2004 and 2003 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

      Issue Date             Due Date          % Interest Rate         2004              2003
      ----------             --------          ---------------         ----              ----

September 1993          September 2003           6.12***           $           -    $   1,500,000
September 1993          September 2003           6.12***                       -        2,220,000
March 1997              March 2007               7.38*, ****                   -          430,000
July 2002               September 2012           4.67**                2,050,000        2,050,000
December 2002           March 2013               4.63**                3,000,000        3,000,000
September 2003          March 2014               4.12**, *****         5,000,000                -
February 2004           March 2014               4.12 **, *****        1,950,000                -
                                                                   -------------    -------------

                                                                   $  12,000,000    $   9,200,000
                                                                   =============    =============

* Elk was required to pay an additional annual user fee of 1% on this debenture

** Elk is also required to pay an additional annual user fee of 0.866% on these debentures

***  The debentures matured and were paid in full during September 2003

**** The debenture was prepaid in full during March 2004.

***** The fixed rate of 4.12% was determined on the pooling date of March 24, 2004. Prior to that date, the interim interest rates assigned to the $5,000,000 and the $1,950,000 debentures were 1.682% and 1.595%, respectively

            Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA. Dividends paid in 2004 and 2003 were in accordance with SBA regulations.

         SBA Commitment
         --------------

            In January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A $120,000 non-refundable fee was paid by Elk at the time of obtaining the $12,000,000 commitment. In February 2004, Elk made the final draw down under this commitment.


8.     Notes Payable to Banks
       ----------------------

            At June 30, 2004 and 2003 the Company had loan commitments with three banks for lines of credit aggregating $40,000,000. At June 30, 2004 and 2003, the Company had $28,908,652 and $34,130,000, respectively, outstanding under these lines. The loans, which mature at various dates between October 31, 2004 and December 31, 2004, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.50%. At June 30, 2004, the weighted average interest rate on outstanding bank debt was approximately 2.69%.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

            Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable (see Note 3) and other assets as collateral for the above lines of credit.


9.     Preferred Stock
       ---------------

            Ameritrans had 1,000,000 shares of "blank check" preferred shares authorized of which 500,000 shares were designated as 9 3/8% cumulative participating preferred stock $.01 par value, $12.00 face value. The remaining 500,000 shares of these "blank check" preferred shares were unissued at June 30, 2004 and 2003.

            As part of the April 24, 2002 stock offering (see Note 10) Ameritrans issued 300,000 shares of 9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value. These preferred shares are redeemable at the option of the Company at the face value plus a redemption premium of up to 8% of face value, based on certain criteria, through April 2007.


10.    Common Stock
       ------------

            Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001. As part of a stock offering in April 2002, the Company issued an additional 300,000 shares of common stock.

            Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans common stock, which had previously been pledged by the borrower as collateral. At June 30, 2004 and 2003 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.


11.    Stock Offering
       --------------

            On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable into one share of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.70, subject to adjustment, until April 2007. The warrants may be redeemed by the Company under certain conditions. To date, no warrants have been exercised. The gross proceeds from the offering was $5,700,000 less costs and commissions of $1,704,399 resulting in net proceeds of $3,995,601. The underwriter had the option to increase this offering by 45,000 units to cover

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

over-allotments through June 2, 2002, which option was not exercised. The underwriter also earned the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable at $8.40 per share. These units are exercisable over a five-year period which commenced April 18, 2003. To date, the underwriter has not exercised the right to purchase these units.


12.    Income Taxes
       ------------

            The provision for income taxes for the years ended June 30, 2004, 2003 and 2002 consists of the following:

                                                      2004             2003              2002
                                                   ---------         ---------        ---------

Federal                                            $   2,908         $     473        $   1,067
State and local                                       13,593             7,424            7,787
                                                   ---------         ---------        ---------

                                                   $  16,501         $   7,897        $   8,854
                                                   =========         =========        =========


            In order to be taxed as a Regulated Investment Company, the Company must payout at least 90% of its net taxable income to its stockholders in the form of dividends. The above provision represents income taxes accrued on undistributed income for the respective years.


13.    Related Party Transactions
       --------------------------

            The Company paid approximately $21,000, $38,000 and $64,000 to a related law firm for the years ended June 30, 2004, 2003 and 2002, respectively, for legal services provided.

            During the year ended June 30, 2001, the Company rented office space on a month-to-month basis from an affiliated entity without a formal lease agreement. On July 1, 2001 the Company entered into a sublease agreement with this affiliated entity requiring rental payment of $3,292 per month, which expired April 30, 2004. As part of this agreement the affiliated entity, at the Company's request, rented an additional 1,800 square feet of office space contiguous with the Company's offices. In November 2003, the Board of Directors approved a new sublease with the affiliated entity to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014. The Company's rent share is currently $8,327 per month and subject to annual increases as per the master lease agreement between the landlord and Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company. The Company is presently utilizing 37% of the rented space and therefore committed to the minimum 37% utilization factor on all rent,

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

additional rent and electricity charges billed to landlord, subject to annual increases as per the master lease agreement between the landlord and the affiliated entity. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. Until the Company utilizes the additional space, the affiliated entity sublets the additional space to unaffiliated tenants. In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the affiliated entity for the additional rent due. During the years ended June 30, 2004, 2003 and 2002 the Company paid the affiliated entity approximately $2,200, $3,500, and $7,000, respectively, relating to this space. Rent expense under the lease amounted to $101,116, $59,290 and $44,965 for the years ended June 30, 2004, 2003 and 2002, respectively.

            In addition, the Company was also obligated to pay for its share of overhead expense as noted in the above lease agreement. Under the agreement which expired April 30, 2004, minimum overhead cost payments were $7,333 per month. Under the extended lease agreement, the current minimum amount is now $3,000 a month, and the Company is also required to reimburse the affiliated entity for certain office costs. Overhead costs and reimbursed office and salary expenses amounted to $62,840, $84,989 and $98,925 for the years ended June 30, 2004, 2003 and 2002, respectively.

            Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice. Rent expense under the lease amounted to $43,123 for the year ended June 30, 2004.

            Total occupancy costs under the above lease and overhead cost reimbursement agreements amounted to $207,079, $144,279 and $143,890 for the years ended June 30, 2004, 2003 and 2002, respectively.

            The future minimum rental and overhead costs for the next five years and in the aggregate thereafter are as follows:


      Year Ending
        June 30                Rent           Overhead
     -------------        -------------      -----------

      2005                $     143,266      $    36,000
      2006                      144,661           36,000
      2007                      146,105           36,000
      2008                      147,599           36,000
      2009                      150,055           36,000
      Thereafter                731,632          174,000
                          -------------      -----------

                          $   1,463,318      $   354,000
                          =============      ===========

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

14.    Commitments and Contingencies
       -----------------------------

         Interest Rate Swap
         ------------------

            On June 11, 2001, the Company entered into a $10,000,000 notional amount interest rate swap transaction with a bank which expired on June 11, 2002. Also on June 11, 2001, the Company entered into another interest rate swap transaction for $15,000,000 notional amount with this bank expiring June 11, 2003. On February 11, 2003, the Company entered into another interest rate swap transaction for $5,000,000 notional amount with the same bank expiring February 11, 2005. These swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt and settle the 11th day of each month. These swap transactions call for a fixed rate of 4.35%, 4.95%, and 3.56%, respectively for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate the bank is obligated to pay the Company for the differences in rates. For the twelve months ended June 30, 2004, 2003 and 2002, Elk incurred additional interest expense of $47,795, $507,436 and $585,758, respectively, due to the fluctuation of interest rates, under these agreements.

         Employment Agreements
         ---------------------

            In July 2001, the Company entered into an employment agreement with an executive. This agreement was amended and restated in December 2002. The amended and restated agreement calls for annual compensation of $296,500, $321,500, $336,500, $348,900 and $361,800, respectively, for the five fiscal years beginning July 1, 2003. The agreement also calls for a discretionary bonus to be determined by the Board of Directors but in no event less than $15,000 per year, as well as certain other benefits. The amended and restated agreement expires July 1, 2008 but will automatically renew for an additional five (5) years unless either the Company or the executive gives notice of non-renewal. In July 2001, the Company also entered into a consulting agreement with this executive. This agreement was amended and restated in December 2002. The amended and restated agreement does not become effective unless the employment agreement between the Company and the executive is terminated. If the employment agreement is terminated under certain circumstances, as defined, the consulting agreement becomes effective and continues for a period of five (5) years. The amended and restated consulting agreement calls for compensation of one-half of the executive's base salary in effect at the termination date of the employment agreement plus any bonus paid.

            From October 2001 through December 2002, the Company entered into employment agreements with five other executives of the Company which calls for a minimum aggregate base salary, including minimum bonus, of approximately $462,000 per annum plus discretionary bonuses. The agreements also call for annual increases in base salary. These employment agreements expire from October 2006 through June 2008, but will be automatically renewed for an additional five
(5) years unless either the Company or the executives give notice of non-renewal.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

15.    Defined Contribution Plan
       -------------------------

            The Company maintains a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 2004, 2003 and 2002, contributions amounted to $116,610, $86,443 and $79,484, respectively.


16.    Stock Option Plans
       ------------------

         Employee Incentive Stock Option Plan
         ------------------------------------

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

            Under the plan, the option price will be equal to at least the market value of the common stock on the grant date for all other employees, but 110% of market value for employees/stockholders who own more than 5% of the common stock. In January 1999, the Company granted 100,000 options to certain key employees at an exercise price ranging from $8.878 to $9.7625 per share which equaled market values at the dates of grant. In January 2004, 30,000 options expired. No options were granted during the years ended June 30, 2004, 2003 or 2002.

         Non-Employee Directors Stock Option Plan
         ----------------------------------------

            On August 31, 1999, the Company adopted a Non-Employee Directors Stock Option Plan (the "Plan") with an aggregate of 75,000 options authorized for issuance. During January 2002, the Board of Directors and shareholders approved an amendment to the Plan to increase the aggregate of options authorized for issuance to 125,000 and to provide for automatic grants of options upon re-election of eligible directors. This amendment is still subject to the approval of the Securities and Exchange Commission. The Plan provides that options may be granted to attract and retain qualified persons to serve as directors of the Company. Options granted under this Plan are exercisable twelve months from the date of grant and expire five years from the date of grant. In addition, the option price will not be less than the market value of the common stock on the grant date. In August 1999, the Company granted 22,224 options to four directors at an exercise price of $9.00 per share. In January 2000, the Company granted an additional 11,112 options to two directors at an exercise price of $9.00 per share. During the year ended June 30, 2002, 11,112 of these options were terminated. In September 2003, the Company granted 10,917 options to a newly eligible director at an exercise price of $4.58 per share. There were no additional options granted for the years ended June 30, 2003 or 2002.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

            A summary of Stock Option Plan's transactions in fiscal periods 2004, 2003 and 2002 is as follows:

                                                                                         Weighted
                                                                                         Average
                                                                                      Exercise Price
                                                                   Number of Shares     Per Share
                                                                   ----------------     ---------

Options outstanding at June 30, 2001                                    133,336           $9.11

  Granted                                                                     -            -
  Canceled                                                              (11,112)           9.00
  Exercised                                                                   -            -
                                                                        -------           -----

Options outstanding at June 30, 2002                                    122,224           $9.12

  Granted                                                                     -            -
  Canceled                                                                    -            -
  Exercised                                                                   -            -
                                                                        -------           -----

Options outstanding at June 30, 2003                                    122,224           $9.12

  Granted                                                                10,917            4.58
  Canceled                                                                    -            -
  Expired                                                               (30,000)           9.76
  Exercised                                                                   -            -
                                                                        -------           -----

Options outstanding at June 30, 2004                                    103,141           $8.45
                                                                        =======           =====

            The following table summarizes information about the stock options outstanding under the Company's option plans as of June 30, 2004:

                Options Outstanding                        Options Exercisable
--------------------------------------------------   ------------------------------
                       Weighted
                       Average                           Number
      Number          Remaining        Weighted       Exercisable       Weighted
  Outstanding at     Contractual        Average       at June 30,        Average
  June 30, 2004          Life       Exercise Price        2004       Exercise Price
  -------------          ----       --------------        ----       --------------

      70,000          4.5 years          $8.88             70,000         $8.88
      22,224           .5 years          $9.00             22,224         $9.00
      10,917          4.25 years         $4.58                  -             -
      ------                                                -----

     103,141                                               92,224
     =======                                               ======


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


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------


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

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. However, since no options vested during the years ended June 30, 2004, 2003 and 2002, there is no pro forma net (loss) income or (loss) income per share effect to be disclosed.


17.    Quarterly Financial Data (Unaudited)
       ------------------------------------

            For the year ended June 30, 2004:

                                            First         Second          Third          Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------

Investment income                        $ 1,455,235    $ 1,411,961    $ 1,428,311    $ 1,338,320

Operating income (loss)                     (113,521)      (193,069)       (22,770)         2,647

Loss before taxes                           (107,856)      (193,069)       (47,517)        (2,240)

Net loss available to common
shareholders                                (202,773)      (278,191)      (135,998)       (87,721)

Net loss per common share

    Basic                                   (0.10)         (0.14)         (0.07)         (0.04)

    Diluted                                 (0.10)         (0.14)         (0.07)         (0.04)

            For the year ended June 30, 2003:

                                            First         Second          Third          Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------

Investment income                        $ 1,608,233    $ 1,588,869    $ 1,547,685    $ 1,537,292

Operating income (loss)                      318,214        259,287        (93,404)       (83,962)

Income (loss) before taxes                   318,214        259,287        (93,404)       (80,986)

Net income (loss) available to
  common shareholders                        222,356        174,912       (182,222)      (157,332)

Net income (loss) per
  common share

    Basic                                    0.11           0.09          (0.09)         (0.08)

    Diluted                                  0.11           0.09          (0.09)         (0.08)


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
SCHEDULE OF LOANS


June 30, 2004
--------------------------------------------------------------------------------


                                                         Number of                       Maturity Dates       Balance
                     Type of Loan                          Loans       Interest Rates      (in Months)      Outstanding
                     ------------                          -----       --------------      -----------      -----------

New York City:
  Taxi medallion                                             28            5 - 9%            4 - 36        $   9,186,024
  Radio car service                                          14          11 - 13.5%          1 - 35               83,069

Chicago:
  Taxi medallion                                            401          4 - 13.9%           1 - 138          20,371,583

Boston:
  Taxi medallion                                             24          6.75 - 10%          1 - 40            2,982,333

Miami:
  Taxi medallion                                             76          7.25 - 16%          1 - 95            3,142,806

Other loans:
  Restaurant/food service                                     6          9 - 11.26%          27 - 55             546,398
  Car wash/auto center                                        2          8.5 - 11%           35 - 44             214,131
  Dry cleaner                                                19          5.5 - 13%           1 - 84            1,027,510
  Laundromat                                                 27           6 - 14%            1 - 129           6,042,810
  Financial services                                          1             10%                 1                252,781
  Black car service (real property)                           2             8.5%               25                485,080
  Auto sales                                                  5           10 - 12%           1 - 32              409,923
  Retirement home                                             1             14%                85                190,601
  Commercial construction                                     1             9.5%               51                446,567
  Florist                                                     1            7.25%               34                336,037
  Food market                                                 1             12%                24                290,941
  Debt collection                                             2              4%              11 - 14             520,881
  Software company                                            2              8%                27                 34,807
  Taxicab distributor                                         1              6%                24                203,986
  Taxicab advertising                                         1             10%                41                354,926
  Computer services                                           1             9.5%               22                 49,148
  Oil distributor                                             1             12%                107               500,000
  Moving company                                              1             12%                57                500,000
  Tracking company                                            1             11%                103               450,000
  ATM manufacturer & distributor                              1             12%                58                150,000
  Nail salon & spa                                            1             12%                24                748,647
  Door manufacturer                                           1             15%                 1                380,000
                                                                                                           -------------

        Total loans receivable                                                                                49,900,989
Less unrealized depreciation on loans receivable                                                                (509,770)
                                                                                                           -------------

        Loans receivable, net                                                                              $  49,391,219
                                                                                                           =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.