Form 10-Q
period 2004-09-30
AMERITRANS CAPITAL CORP
filed 2004-11-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the
                      Quarterly Period Ended September 30, 2004
                                       or
         / / Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
                     from ____________ to ___________________

                         COMMISSION FILE NUMBER 0-22153

                         AMERITRANS CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

               Delaware                                   52-2102424
   (State or other incorporation                      (I.R.S. Employer
                                                     Identification No.)

         747 Third Avenue
        New York, New York                                 10017
      (Address of Registrant's                          (Zip Code)
    principal executive office)


                                 (800) 214-1047
                  Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Act) Yes / / No /X/

The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 12, 2004: 2,035,600

               AMERITRANS CAPITAL CORPORATION
                          FORM 10-Q

                      Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated  Balance  Sheets as of September 30,
2004 (unaudited) and June 30, 2004........................................    1

Consolidated  Statements of Operations -- For the
Three Months Ended September 30, 2004 and 2003 (unaudited)................    3

Consolidated  Statements of Cash Flows -- For the Three Months Ended
September 30, 2004 and 2003 (unaudited) ..................................    4

Notes to Consolidated Financial Statements ...............................    6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations........................................   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ........   14

Item 4.  Controls and Procedures...........................................   15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   16

Signatures ................................................................   17


                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 September 30, 2004 (Unaudited) and June 30, 2004

                                     ASSETS

                                              September 30,2004  June 30, 2004
                                               -------------------------------

 Loans receivable                              $    48,324,101   $ 49,900,989

 Less: unrealized depreciation on loans receivable    (585,089)      (509,770)
                                                    -------------  -------------
 Loans receivable, net                              47,739,012     49,391,219


Cash and cash equivalents                              727,863        416,600

Accrued interest receivable, net of
unrealized depreciation
of $11,500 and 30,500, respectively                    787,674        969,912

Assets acquired in satisfaction of loans             1,044,492      1,421,723

Receivables from debtors on sales of assets
acquired in satisfaction of loans                       33,800        422,158

Equity securites                                     1,085,311      1,038,617

Furinture, equiptment
and leasehold improvements, net                         415,823        439,262

Medallions                                           2,382,201      2,382,201

Prepaid expenses and other assets                      713,117        610,214

                                               ----------------  -------------

          TOTAL ASSETS                         $    54,929,293   $  57,091,906
                                               ================  =============



The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               September 30, 2004 (Unaudited) and June 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 30, 2004    June 30, 2004
                                                    ----------------- ---------------
LIABILITIES
   Debentures payable to SBA                        $      12,000,000   $ 12,000,000
   Notes payable, banks                                    26,858,652     28,908,652
   Accrued expenses and other liabilities                     570,994        578,790
   Accrued interest payable                                   171,924        271,630
   Dividend payable                                            84,375         84,375
                                                    ------------------- -------------

             TOTAL LIABILITIES                              39,685,945    41,843,447
                                                    ------------------- -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Preferred stock 500,000 shares authorized,
none issued or outstanding                                      -             -

9 3/8% cumulative participating callable
preferred stock $.01 par value, $12.00 face value,
500,000 shares authorized; 300,000 shares issued
and outstanding                                             3,600,000     3,600,000

Common stock $.0001 par value: 5,000,000 shares
uthorized; 2,045,600 shares issued, 2,035,600
outstanding                                                       205           205

Additional paid-in-capital                                 13,869,545    13,869,545

Accumulated deficit                                        (1,902,071)   (1,902,408)

Accumulated other comprehensive loss                         (245,331)     (248,883)
                                                    ------------------- -------------

                                                           15,313,348    15,318,459


Less: Treasury stock, at cost, 10,000 shares of
Common stock                                                  (70,000)      (70,000)
                                                    ------------------- -------------

             TOTAL STOCKHOLDERS' EQUITY                     15,243,348    15,248,459
                                                    ------------------- -------------

             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY              $            54,929,293   $ 57,091,906
                                                    =================== =============

   The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three Months Ended September 30, 2004 and 2003 (Unaudited)


                                             Three Months Ended   Three Months Ended
                                             September 30, 2004   September 30, 2003
                                           ---------------------  -------------------
INVESTMENT INCOME
  Interest on loans receivable                $       1,129,057       $     1,390,175
  Fees and other income                                 100,540                51,224
  Leasing income                                         51,537                13,836
                                              -----------------     -----------------
        TOTAL INVESTMENT INCOME                       1,281,134             1,455,235
                                              -----------------     -----------------

OPERATING EXPENSES
  Interest                                              382,156               372,753
  Salaries and employee benefits                        262,664               246,547
  Occupancy costs                                        49,183                50,063
  Professional fees                                     135,564               112,883
  Miscellaneous administrative expenses                 245,468               291,086
  Loss on assets acquired in satisfaction of loans, net  10,393                29,901
  Foreclosure expenses                                    5,000               209,630
  Write off and depreciation on interest and
  loans receivable                                      101,518               255,892
                                                ---------------     -----------------
         TOTAL OPERATING EXPENSES                     1,191,946             1,568,755
                                                ---------------     -----------------
        OPERATING INCOME (LOSS)                          89,188              (113,520)
                                                ---------------     -----------------

OTHER INCOME (EXPENSE)

Gain on sale of securities                                  -                   5,665
Equity in loss of investee                               (2,011)                -
                                                ---------------     -----------------

        TOTAL OTHER INCOME (expense)                     (2,011)                5,665
                                                ---------------     -----------------
        INCOME (LOSS) BEFORE INCOME TAXES                87,177              (107,855)
                                                ---------------     -----------------

INCOME TAXES                                              2,465                10,543
                                                ---------------     -----------------
        NET INCOME (LOSS)                       $        84,712     $        (118,398)
                                                ---------------     -----------------

DIVIDENDS ON PREFERRED STOCK                    $       (84,375)    $         (84,375)
                                                ---------------     -----------------
        NET INCOME (LOSS) AVAILABLE TO
        COMMON SHAREHOLDERS                  $              337     $        (202,773)
                                                ---------------     -----------------

WEIGHTED AVERAGE SHARES OUTSTANDING

- Basic                                               2,035,600             2,035,600
                                                ================    =================
- Diluted                                             2,035,600             2,035,600
                                                ================    =================

NET INCOME (LOSS) PER COMMON SHARE

- Basic                                         $           0.00    $           (0.10)
                                                ================    =================
- Diluted                                       $           0.00    $           (0.10)
                                                ================    =================


    The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Three Months Ended September 30, 2004 and 2003 (Unaudited)





                                               September 30, 2004  September 30, 2003
                                               ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net  income  (loss)                          $         84,712    $       (118,398)
                                                 ----------------    ----------------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                        39,888              25,042
      Gain on sale of equity securities                       -                (5,665)
      Equity in loss of investee                            2,011                 _

Change in operating assets and liabilities:

      Changes in unrealized depreciation on loans
      receivable and accrued interest receivable           56,319              84,800
      Accrued interest receivable                         201,238              (5,077)
      Prepaid expenses and other assets                  (119,352)           (130,055)
      Accrued expenses and other liabilities               (7,796)            146,272
      Accrued interest payable                            (99,706)           (122,454)
                                                  ---------------     ---------------

           TOTAL ADJUSTMENTS                               72,602              (7,137)
                                                  ---------------     ---------------
           NET CASH PROVIDED BY
           (USED IN) OPERATING ACTIVITIES                 157,314            (125,535)
                                                  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Loans receivable                                  1,576,888             922,814
      Assets acquired in satisfaction of loans            377,231                -
      Receivables from debtors on sales of assets
       acquired in satisfaction of loans                  388,358                -
      Proceeds from sale of equity securities                   -              25,959
      Purchases of equity securities                      (54,153)           (150,600)
      Capital expenditures                                      -            (314,629)
                                                   --------------     ---------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES       2,288,324             483,544
                                                   --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds of notes payable, banks                  6,310,000                -
      Repayments of notes payable, banks               (8,360,000)         (1,750,098)
      Proceeds from debentures payable, SBA                  -              5,000,000
      Repayments of debentures payable, SBA                  -             (3,720,000)
      Dividends paid                                      (84,375)            (84,375)
                                                  ---------------     ---------------
        NET CASH (USED IN) FINANCING ACTIVITIES        (2,134,375)           (554,473)
                                                  ---------------     ---------------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                              311,263            (196,464)

CASH AND CASH EQUIVALENTS - Beginning                     416,600             498,669
                                                 ----------------  ------------------

CASH AND CASH EQUIVALENTS - Ending                $       727,863  $          302,205

                                                 ----------------  ------------------



The accompanying notes are an integral part of these financial statements.

                 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

         For the Three Months Ended September 30, 2004 and 2003 (Unaudited)


                                               September 30, 2004  September 30, 2003
                                               ------------------  ------------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING ACTIVITIES:

   Unrealized loss on equity securities
   arising during the period                     $        (5,448)  $        -
                                                  ===============   =================

   Reclassification adjustment for
   gain included in net income                   $      _           $         (5,665)
                                                  ================  =================

   Acquisition of medallions through
   foreclosure of loans receivable               $     -           $        (300,300)
                                                  ================  =================


   The accompanying notes are an integral part of these financial statements.

       AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

         Notes to Consolidated Financial Statements

1.    Organization and Summary of Significant Accounting Policies

      Financial Statements

      The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of September 30, 2004, and the related statements of operations, and cash flows for the three months ended September 30, 2004 and 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September
30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Commission.

      Organization and Principal Business Activity

      Ameritrans, a Delaware corporation, is a specialty finance company that through its subsidiary, Elk, primarily makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets. Ameritrans is a regulated investment company under the Internal Revenue Code.

      Elk, a New York corporation, is licensed by the Small
Business Administration ("SBA") to operate as a Small
Business Investment Company ("SBIC") under the Small
Business Investment Act of 1958, as amended. Elk is also registered as an investment company under the Investment
Company Act of 1940 to make business loans.

      Basis of Consolidation

      The consolidated financial statements include the accounts of Ameritrans, Elk, and Elk's wholly owned subsidiaries, EAF Holding Corporation ("EAF"), EAF
Enterprises LLC, Medallion Auto Management LLC, EAF Leasing
LLC, EAF Leasing II LLC and EAF Leasing III LLC,
(collectively referred to as the "Company"). All significant inter-company transactions have been eliminated in consolidation.

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

      EAF  Leasing  III  LLC, which was  formed  in  January
2004 and began operations in April 2004, owns and leases medallions acquired in satisfaction of foreclosures by Elk.

      Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in similar lending and investment activities as its parent. Since its inception, Elk Capital has had no operations.

      Presentation of Prior Year Data

      Certain reclassifications have been made to conform prior year data with the current presentation.

      Income Taxes

      The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code"). A RIC generally is not taxed at the corporate level to the extent its income is distributed to its
stockholders.   In  order to qualify as a RIC,  the  Company
must payout at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2005, the Company intends to make the required distributions to its stockholders.

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

      Loan Valuations

      The Company's loan portfolio is carried at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company (the "Board of Directors"). In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. The fair value of the loans has been determined to approximate cost less unrealized depreciation.

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

2.    Medallions

      During the prior year ended June 30, 2004, Elk transferred Chicago medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries. The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the city of Chicago.

      The subsidiaries lease medallions owned in the Chicago market under weekly and long-term ooperating lease terms. The weekly medallion leases, including automobiles, are with individuals and automatically renew each week, up to a maximum period of 157 weeks, but may be terminated by the lessee at the conclusion of any weekly period. The weekly leases also include an option for the lessee to purchase either the medallion or automobile, at an amount defined in the agreement, at any time throughout the term of the lease, with credit given for a portion of the lease payments towards the purchase price. As of September 30, 2004 and June 30, 2004, no purchase options have been exercised. The long-term medallion leases are with taxi cab companies expiring December 31, 2005 through February 28, 2006, and may be cancelled by either party with forty-five days' advance written notice. Leasing income under all medallion and taxi cab leases for the quarter ended September 30, 2004 was $51,537.

3.    Debentures Payable to SBA

      At September 30, 2004 and June 30, 2004 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                               Effective
                                Interest        9/30/04 and 6/30/04
  Issue Date       Due Date       Rate            Principal Amount
  ----------       --------    ---------         ------------------
July 2002       September 2012   4.67%(1)         $        2,050,000
December 2002   March 2013       4.63%(1)         $        3,000,000
September 2003  March 2014       4.12%(1)         $        5,000,000
February 2004   March 2014       4.12%(1)         $        1,950,000
                                                  ------------------
                                                  $       12,000,000
                                                  ==================

(1) Elk is required to pay an additional annual user fee of 0.866% on these debentures.

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

4.    Notes Payable to Banks

      At September 30, 2004 and June 30, 2004 Elk had loan agreements with three banks for lines of credit aggregating $40,000,000. At September 30, 2004 and June 30, 2004, Elk
had $26,858,652 and $28,908,652 respectively, outstanding under these lines. The loans, which mature at various dates between December 31, 2004 and January 3, 2005, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%.

      Upon maturity, Elk anticipates extending these lines of credit for another year, as has been its practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and other assets as collateral for the above lines of credit.

5.    Commitments and Contingencies

      Interest Rate Swaps

      On February 11, 2003, Elk entered into an interest rate Swap transaction for $5,000,000 with a bank expiring February 11, 2005. Elk entered into this Swap transaction to protect the Company from an upward movement in interest rates relating to outstanding bank debt. The Swap transaction provides for a fixed rate of 3.56% for Elk. If the floating one month LIBOR rate is below the fixed rate, Elk is obligated to pay the bank for the difference in rates. If the one-month LIBOR rate is above the fixed rate, the bank is obligated to pay Elk for the differences in rates.

6.    Other Matters

      Quarterly Dividend

      The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 21, 2004 on the Company's 9 3/8% Cumulative Participating Preferred
Stock (the "Participating Preferred Stock") for the period
July 1, 2004 through September 30, 2004, which was paid on
October 15, 2004 to all holders of the Participating
Preferred Stock of record as of September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June
30, 2004.

Critical Accounting Policies

      The preparation of the Company's consolidated financial statements in comformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates made by the Company include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2004, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our critical accounting policies are those applicable to the valuation of loans receivable and various investments, as discussed below:

      Valuation of Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost less unrealized depreciation. Overall financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and other factors are criteria considered in the determination of fair value.


     Equity Securities. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company reviews the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

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

      Elk makes loans and investments to businesses that qualify under SBA regulations for funding under the Small Business Investment Act of 1958, as amended. Elk's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At
September 30, 2004, 73% of Elk's loan portfolio consisted of loans secured by taxi medallions and 27% consisted of loans to other diversified businesses.

      From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

      Elk created two additional wholly owned subsidiaries, EAF Enterprises LLC and Medallion Auto Management LLC, in June 2003. Beginning July 2003, EAF Enterprises LLC took title to five of Elk's foreclosure medallions and leased them to individual operators and Medallion Auto Management LLC purchased vehicles to lease with the medallions. The taxi operators have the option to purchase both the medallions and vehicles. Elk set up two more wholly owned subsidiaries, EAF Leasing LLC and EAF Leasing II LLC, in
August 2003. Starting October 2003, EAF Leasing LLC and EAF Leasing II LLC acquired fourteen and thirteen medallions, respectively, in satisfaction of foreclosures from Elk and leased them to corporate operators. Elk created another wholly owned subsidiary, EAF Leasing III LLC, in January
2004. Commencing in April 2004, EAF Leasing III LLC acquired eight medallions in satisfaction of foreclosures from Elk and leased them to a corporate operator.

Results of Operations for the Quarter Ended September 30,
2004 and 2003

Total Investment Income

      The Company's investment income for the period ended September 30, 2004 decreased $174,101 or 12% to $1,281,134 as compared with the comparable period ended September 30, 2003. This decrease was mainly due to the impact of lower average interest rates charged on new and modified loans as well as lower outstanding loans receivable. The decrease in interest income was offset by an increase in other fees of $49,316, primarily due to an increase in origination fees, and increase in leasing income of $37,701.

Operating Expenses

      Interest expense for the quarter ended September 30, 2004 increased $9,403 or 3% to $382,156 when compared to the quarter ended September 30, 2003.  This reflects the impact
of higher interest charged on outstanding bank borrowings, offset, at least partially, by lower average outstanding borrowings. Salaries and employee benefits increased
$16,117 or 7% when compared with the similar quarter in the prior year. These increases reflect the increases from the officers' employment agreements. Professional fees increased $22,681 or 20% when compared with the similar
quarter in the prior year.    Foreclosure expenses decreased
$211,904 and write off and depreciation of interest and loans receivable decreased $154,374 or 60% when compared with the similar quarter in the prior year. Both of these decreases reflect the reduction of foreclosures of the Chicago medallion loans. Other administrative expenses decreased $38,344 or 13% when compared with the similar quarter in the prior year. This decrease relates primarily to the reduction in Chicago service fees and computer expense offset by increases in commissions and depreciation.

Net Income (Loss)

      Net income increased from a net loss of $118,398 in the period ended September 30, 2003 to a net income of $84,712 in the period ended September 30, 2004. The increase in net income for the period was attributable primarily to fewer write-downs of the Chicago loan portfolio and related foreclosure expenses, which were partially offset by increases in interest, salaries and professional fees. Dividends of Participating Preferred Stock for the quarter amounted to $84,375 in each of the quarters ended September 30, 2004 and 2003.

Balance Sheet and Reserves

      Total assets decreased by $2,162,613 as of September 30, 2004 when compared to total assets as of June 30, 2004. This decrease was due to lower outstanding loans receivable, reductions in assets acquired in satisfaction of loans and receivable from debtors on sales of assets acquired in satisfaction of loans due to payoffs and receipt of settlement proceeds, partially offset by an increase in equity securities and prepaid expenses and other assets. In addition, Elk reduced its short-term bank borrowings by $2,050,000, net of proceeds.

Liquidity and Capital Resources

      The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated long-term debentures, loan amortization and prepayments. As a RIC, we distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth.

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

      At September 30, 2004, 69% of Elk's indebtedness was represented by indebtedness to its banks and 31% by debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

      Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

      Like Elk, Ameritrans will distribute at least 90% of its investment company taxable income and, accordingly, will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for expansion, management expects to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

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

ITEM 3. QUANTITATIVE  AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

      The Company values its portfolio of loans and investments at fair value as determined in good faith by the Company's
Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The
Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments and loans. The Company adjusts the valuation of the portfolio of loans and investments quarterly to reflect the Board of Directors' estimate of the current fair value of each investment and loan in the portfolio. Any changes in estimated fair value of loans are recorded in the Company's blance sheet as unrealized depreciation on lonas receivable and also in the Company's statement of operations as write-off and depreciation on loans receivable. Any changes in estimated fair value of investments are recorded in the Company's blance sheets as accumulated other comprehensive loss.

      In addition, the illiquidity of our investments and loan portfolio may adversely affect our ability to dispose of investments or loans at times when it may be advantageous for us to liquidate such investments or loans. Also, if we were required to liquidate some or all of these items in the portfolio, the proceeds of such liquidation may be significantly less than the current value of such investments or loans. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.

ITEM 4. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be declosed in our periodic reports filed pursuant to the rules promulgated under the Exchange Act are recorded, processed, summarized, and reported within the periods specified in the Commissions's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also acting as Chief Financial Officer), to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evalution, under the supervision and with the participation of our management, including our Chief Executive Officer (also acting as Chief
Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating the material information required to be included in our periodic SEC filings.

      There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                 PART II. OTHER INFORMATION

ITEM 6-- Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Letter Agreement between Israel Discount Bank of New
     York and Elk dated October 27, 2004 extending line of credit.

10.2 Promissory Note dated November 1, 2004 between
     Ameritrans and Bank Leumi USA and Letter Agreement dated November 1, 2004 between aforementioned parties.

31.1 Certification of the Chief Executive and Chief
     Financial Officer of the Company pursuant to Section
     302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive and Chief
     Financial Officer of the Company pursuant to Section
     906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

               AMERITRANS CAPITAL CORPORATION


                         SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 AMERITRANS CAPITAL CORPORATION

Date: November 15, 2004            By: /s/ Gary C. Granoff
                                       --------------------
                                       Gary C. Granoff
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Chief Accounting Officer)