Form 10-Q
period 2004-12-31
AMERITRANS CAPITAL CORP
filed 2005-02-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q
  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2004 or
  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________

               Commission File Number 0-22153

              AMERITRANS CAPITAL CORPORATION
   (Exact name of registrant as specified in its charter)


         Delaware                                          52-2102424
  (State of incorporation)                          (I.R.S. Employer
                                                    Identification No.)

          747 Third Avenue, New York, New York               10017
  (Address of Registrant's principal executive office)    (Zip Code)


                                 (800) 214-1047
                (Registrant's telephone number, including area code)


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

  The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 11, 2005: 2,035,600

                AMERITRANS CAPITAL CORPORATION
                         FORM 10-Q

                     Table of Contents

  PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
          Consolidated  Balance  Sheets as of December 31,
             2004 (unaudited) and
             June 30, 2004 .........................    1

           Consolidated  Statements of Operations --
           For the
             Three Months and Six Months
             Ended December 31, 2004 and 2003
             (unaudited)............................    3

          Consolidated  Statements of Cash Flows --
          For the
              Six Months Ended December 31, 2004
              and 2003 (unaudited) ..................    4

          Notes to Consolidated Financial Statements.    6

  Item 2.  Management's Discussion and Analysis of
   Financial Condition and
  Results of Operations................                  11

  Item 3.  Quantitative and Qualitative Disclosure
  about Market Risk
  .......................................                16

  Item 4.  Controls and Procedures ..................    17

  PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..........    18

  Signatures ........................................    19



  (All other items on this page are inapplicable.)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

      December 31, 2004 (Unaudited) and June 30, 2004


                                     ASSETS
                                   December 31, 2004            June 30, 2004

  Loans receivable                     $52,584,197              $49,900,989

  Less: unrealized
  depreciation on
  loans receivable                        (723,289)                (509,770)

  Loans receivable, net                 51,860,908               49,391,219

  Cash and cash equivalents                489,074                  416,600

  Accrued interest receivable, net
  of unrealized depreciation of
  $92,000 and $30,500, respectively        742,205                  969,912


  Assets acquired in satisfaction
  of loans                                 730,655                1,421,723


  Receivables from debtors on sales of
  assets acquired in satisfaction
  of loans                                 186,333                  422,158


  Equity securities                      1,090,857                1,038,617

  Furniture, equipment and leasehold
  improvements, net                        392,385                  439,262

  Medallions                             2,382,201                2,382,201

  Prepaid expenses and other assets        620,135                  610,214

               TOTAL ASSETS            $58,494,753              $57,091,906





The accompanying notes are an integral part of these financial statements.
      .


    AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

      December 31, 2004 (Unaudited) and June 30, 2004

           LIABILITIES AND STOCKHOLDERS' EQUITY


                                   December 31, 2004        June 30, 2004

  LIABILITIES
    Debentures payable to SBA          $12,000,000          $12,000,000

    Notes payable, banks                30,645,652           28,908,652

    Accrued expenses and other
    liabilities                            599,739              578,790

    Accrued interest payable               275,698              271,630
        Dividends payable                   84,375               84,375

            TOTAL LIABILITIES           43,605,464           41,843,447


  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    Preferred stock 500,000
     shares authorized, none issued
     or outstanding                              -                    -

  9 3/8% cumulative participating
      callable preferred stock $.01 par
      value, $12.00 face value, 500,000
      shares authorized; 300,000 shares
      issued and outstanding             3,600,000            3,600,000

   Common stock, $.0001 par value:
      5,000,000 shares authorized;
      2,045,600 shares issued,
      2,035,600 outstanding                    205                  205

     Additional paid-in-capital         13,869,545           13,869,545
     Accumulated deficit                (2,313,686)          (1,902,408)
     Accumulated other
      comprehensive loss                  (196,775)            (248,883)
                                        14,959,289           15,318,459

    Less: Treasury stock, at cost,
      10,000 shares of common stock        (70,000)             (70,000)

       TOTAL STOCKHOLDERS' EQUITY       14,889,289           15,248,459

       TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY     $58,494,753          $57,091,906


     The accompanying notes are an integral part of these financial statements.

      AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS


For the Three Months and Six Months Ended December 31, 2004 and 2003
                        (Unaudited)

                                Three Months   Three Months    Six Months     Six Months
                                    Ended           Ended          Ended          Ended
                                  December 31,   December 31,   December 31,   December 31,
                                     2004            2003           2004           2003
  INVESTMENT INCOME
   Interest on loans receivable    $1,154,708     $1,331,027     $2,283,765     $2,721,202
   Fees and other income               88,687         57,222        189,227        108,446
   Leasing income                      73,796         23,712        125,333         37,548
      TOTAL INVESTMENT INCOME       1,317,191      1,411,961      2,598,325      2,867,196


  OPERATING EXPENSES
    Interest                          441,000        342,679        823,156        715,432
    Salaries and employee benefits    293,081        241,019        555,745        487,566
    Occupancy costs                    46,434         48,178         95,617         98,241
    Professional fees                 195,734        241,999        331,298        354,882
    Other administrative expenses     297,485        315,423        542,953        606,509
    Loss on assets acquired in
       satisfaction of loans, net      22,154          6,168         32,547         36,069
    Foreclosure expense                 9,194         53,902         14,194        263,532
    Write off and depreciation
       on interest and loans
       receivable                     288,541        355,662        390,059        611,554
          TOTAL OPERATING EXPENSES  1,593,623      1,605,030      2,785,569      3,173,785
          OPERATING LOSS             (276,432)      (193,069)      (187,244)      (306,589)

  OTHER INCOME (EXPENSE)
    (Loss) gain on sale of
      securities                      (50,000)             -        (50,000)         5,665
    Gain on sale of asset acquired      1,884              -          1,884
    Equity in loss of investee         (2,010)             -         (4,021)             -
  TOTAL OTHER INCOME (EXPENSE)        (50,126)             -        (52,137)         5,665
  LOSS BEFORE PROVISION
    FOR INCOME TAXES                 (326,558)      (193,069)      (239,381)      (300,924)

  PROVISION FOR INCOME TAXES              682            747          3,147         11,290
  NET LOSS                          $(327,240)     $(193,816)     $(242,528)     $(312,214)
  DIVIDENDS ON PREFERRED STOCK      $ (84,375)     $ (84,375)     $(168,750)     $(168,750)
  NET LOSS AVAILABLE TO
   COMMON SHAREHOLDERS              $(411,615)     $(278,191)     $(411,278)     $(480,964)

  WEIGHTED AVERAGE SHARES OUTSTANDING
  - Basic                            2,035,600      2,035,600      2,035,600      2,035,600
  - Diluted                          2,035,600      2,035,600      2,035,600      2,035,600

  NET LOSS PER COMMON SHARE
  - Basic                           $    (0.20)    $    (0.14)   $    (0.20)     $    (0.24)
  - Diluted                         $    (0.20)    $    (0.14)   $    (0.20)     $    (0.24)


The accompanying notes are an integral part of these financial statements

         AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the Six Months Ended December 31, 2004 and 2003 (Unaudited)

                                            December 31,      December 31,
                                               2004             2003
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                              $  (242,528)     $  (312,214)
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:

      Depreciation and amortization             74,601           31,410

   Loss (gain) on sale of equity
       securities                               50,000           (5,665)

       Gain on sale of asset acquired           (1,884)              -

      Equity in loss of investee                 4,021               -

 Change in operating assets and liabilities:
      Changes in unrealized depreciation on
       loans receivable and accrued interest
       receivable                              275,019         (246,500)

      Accrued interest receivable              166,206          510,687

      Prepaid expenses and other assets        (37,644)         (63,603)

      Accrued expenses and other liabilities    20,949           55,541

      Accrued interest payable                   4,068          (27,445)

 TOTAL ADJUSTMENTS                             555,336          254,425
 NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       312,808          (57,789)

  CASH FLOWS FROM INVESTING ACTIVITIES
  Loans receivable                          (2,683,208)         409,967

  Assets acquired in satisfaction of loans     538,319          288,000

Receivables from debtors on sales of
     assets acquired in satisfaction
     of loans                                  390,458            3,788

 Proceeds from sale of equity securities           -            25,959

   Purchases of equity securities              (54,153)        (150,600)

  Sale of automobiles                               -            60,125

  Capital expenditures                              -          (364,733)

  NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                      (1,808,584)         272,506


  CASH FLOWS FROM FINANCING ACTIVITIES


     Proceeds from notes payable, banks        17,493,961       400,000

    Repayments of notes payable, banks        (15,756,961)   (1,750,098)

   Proceeds from debentures payable to SBA           -        5,000,000

   Repayment of debentures payable to SBA            -       (3,720,000)

  Dividends paid                                 (168,750)     (168,750)

 NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                       1,568,250      (238,848)

 NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                               72,474       (24,131)

    CASH AND CASH EQUIVALENTS - Beginning         416,600       498,669

  CASH AND CASH EQUIVALENTS - Ending             $489,074      $474,538


The accompanying notes are an integral part of these financial statements.

        AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

   For the Six Months Ended December 31, 2004 and 2003 (Unaudited)

                                          December 31, 2004   December 31, 2003

  SUPPLEMENTAL DISCLOSURES OF
     NON-CASH INVESTING ACTIVITIES:
     Unrealized gain (loss) on
      equity securities arising
      during the period                       $      7,108     $    (16,332)

     Reclassification adjustment
     for loss (gain) included in
     net loss                                 $     45,000     $     (5,665)


     Reclassification of assets
     acquired to receivables
     from debtors on
     sales of assets acquired                 $   (154,633)    $        -

     Acquisition of medallions
     through foreclosure of loans
     receivable                               $        -        $(1,418,901)






              The accompanying notes are an integral part of these financial statements.

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

  1.      Organization and Summary of Significant Accounting
          Policies

  Financial Statements

  The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of December 31, 2004, and the related statements of operations and cash flows for the three months and six months ended December 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.
  The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Commission.

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

  EAF, which was formed in June 1992 and began operations in December 1993, owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk.
  EAF Enterprises LLC, which was formed in June 2003 and began operations in July 2003, owns, leases and resells medallions acquired in satisfaction of foreclosures by Elk.

  Medallion Auto Management LLC, which was formed in June 2003 and began operations in July 2003, owns, leases and resells automobiles in conjunction with the activities of EAF Enterprises LLC.

  EAF Leasing LLC and EAF Leasing II LLC, which were formed in August 2003 and began operations in October 2003, own and lease medallions acquired in satisfaction of foreclosures by Elk.

  EAF Leasing III LLC, which was formed in January 2004 and began operations in April 2004, owns and leases medallions acquired in satisfaction of foreclosures by Elk.

  Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to its parent. Since its inception, Elk Capital has had no operations.

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

  Earnings (Loss) Per Share

  Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. For the periods presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

  Loan Valuations

  The Company's loan portfolio is carried at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company (the "Board of Directors"). In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. The Board of Directors has determined that the fair value of the loans approximates cost less unrealized depreciation.
  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the fair value of loans receivable and other financial instruments.

  2.      Medallions
  During the prior year ended June 30, 2004, Elk transferred City of Chicago taxicab medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries. The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the city of Chicago.

  The subsidiaries, in turn, lease these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating leases. The weekly leases, which include both medallions and vehicles have been made with individuals. These weekly leases automatically renew each week, up to a maximum period of 157 weeks, but may be terminated at the option of the lessee at the conclusion of any weekly period. These lease terms also include an option for the lessee to purchase either the medallion or vehicle, at an amount defined in the agreement, at any time throughout the term of the lease, with credit given for a portion of the lease payments towards the purchase price.

  As of December 31, 2004 and June 30, 2004, no purchase options have been exercised. The long-term medallion leases have been made with taxicab companies expiring December 31, 2005 through February 28, 2006, and may be canceled by either party with forty-five days advance written notice. Leasing income under all medallion and taxi cab leases for the three months and six months ended December 31, 2004 was $73,796 and $125,333, respectively.

  3.      Debentures Payable to SBA

  At December 31, 2004 and June 30, 2004 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:


                                    Effective       12/31/04 and 6/30/04
  Issue Date       Due Date        Interest Rate         Principal Amount

  July 2002        September 2012     4.67%(1)              $2,050,000
  December 2002    March 2013         4.63%(1)               3,000,000
  September 2003   March 2014         4.12%(1)               5,000,000
  February 2004    March 2014         4.12%(1)               1,950,000

                                                           $12,000,000


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

  4.      Notes Payable to Banks

  At December 31, 2004 and June 30, 2004 Elk had loan agreements with three banks for lines of credit aggregating $40,000,000. At December 31, 2004 and June 30, 2004, $30,645,652 and $28,908,652 respectively, were outstanding under these lines. The loans, which mature at various dates between April 30, 2005 and December 31, 2005, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%.

  Upon maturity, Elk anticipates extending these lines of credit for another year, as has been its practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and other assets as collateral for the above lines of credit.

  5.      Commitments and Contingencies

  Interest Rate Swaps

  On February 11, 2003, Elk entered into an interest rate Swap transaction for $5,000,000 with a bank, which expired February 11, 2005. Elk entered into this Swap transaction to protect the Company from an upward movement in interest rates relating to outstanding bank debt. The Swap transaction provided for a fixed rate of 3.56% for Elk. If the floating one-month LIBOR rate falls below the fixed rate, Elk was obligated to pay the bank for the difference in rates. If the one-month LIBOR rate rises above the fixed rate, the bank was obligated to pay Elk for the differences in rates.

  6.      Other Matters

  Quarterly Dividend

  The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 21, 2004 on the Company's 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2004 through September 30, 2004, which was paid on October 15, 2004 to all holders of record as of September 30, 2004. Similarly, on December 20, 2004, the Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on the Company's 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") for the period October 1, 2004 through December 31, 2004, which was paid on January 15, 2005 to all holders of record as of December 31, 2004. Total dividend aggregated $168,750 in each of the six months ended December 31, 2004 and 2003.

  New Accounting Standards

  In December 2004, the FASB issued FASB Statement No. 123 (revised), "Share-Based Payment." This standard requires all equity-based awards to employees to be recognized in the Consolidated Statement of Operations based on their fair value for fiscal years beginning after June 15, 2005. The standard will apply to all awards granted, modified, or settled after the effective date. Adoption of this Standard is not expected to have a material impact on the Company's consolidated results of operations and financial position.

  In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets ("SFAS No. 153"), which amends APB Opinion No. 29, Accounting for Non-monetary Transactions ("APB No. 29"), SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions in this statement apply to any exchanges of non-monetary assets occurring in fiscal periods after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

  Critical Accounting Policies

  In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including financial conditions and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2004, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments, including medallions, and contingencies from daily operations, as discussed below:

  Valuation of Loans and Debt Securities. For loans and debt securities, fair value generally approximates cost less unrealized depreciation. Overall financial condition of the borrower, the adequacy of the collateral supporting the loans, individual credit risks, historical loss experience and other factors are criteria considered in quantifying the unrealized depreciation, if any, that might exist at the valuation date.

  Equity Securities. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or estimated fair value. For these non-quoted investments, the Company reviews the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

  Assets Acquired in Satisfaction of Loans. Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

  Medallions. The Company obtained medallions through foreclosure of loans and the value of such medallions are carried at the net value of the related foreclosed loans. The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized. However, the Company periodically tests their carrying value for impairment.

  Contingencies. The Company is subject to legal proceedings in the course of its daily operations from enforcement of its rights in disputes pursuant to the terms of various contractual arrangements. In this connection, we must assess the likelihood of any adverse judgment or outcomes to these matters as well as potential range of probable losses. A determination of the amount of reserve required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

  General

  Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. Both Ameritrans and Elk are registered as investment companies under the Investment Company Act of 1940.

  Elk makes loans to and investments in businesses that qualify under SBA regulations for funding under the Small Business Investment Act of 1958, as amended. Elk's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At December 31, 2004, 75% of Elk's loan portfolio consisted of loans secured by taxi medallions and 25% consisted of loans to other diversified businesses.

  From inception through April 2002, Ameritrans' only activities had been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

  Elk created two additional wholly-owned subsidiaries, EAF Enterprises LLC and Medallion Auto Management LLC, in June 2003. Beginning July 2003, EAF Enterprises LLC took title to five of Elk's foreclosure medallions and leased them to individual operators and Medallion Auto Management LLC purchased "used" vehicles to be leased with the medallions. The taxi operators have the option to purchase both the medallions and vehicles. Elk created two more wholly-owned subsidiaries, EAF Leasing LLC and EAF Leasing II LLC, in August 2003. Starting October 2003, EAF Leasing LLC and EAF Leasing II LLC acquired fourteen and thirteen medallions, respectively, in satisfaction of foreclosures from Elk and leased them to corporate operators. Elk created another wholly-owned subsidiary, EAF Leasing III LLC, in January 2004. Commencing in April 2004, Elk transferred eight medallions acquired in satisfaction of foreclosures to EAF Leasing III LLC which, in turn, leased them to a corporate operator.

  Results of Operations for the Three Months Ended December 31, 2004 and
  2003

  Total Investment Income

  The Company's interest income for the three months ended December 31, 2004 decreased $176,319 or 13% to $1,154,708 as compared to the comparable period ended December 31, 2003, as a result of lower average interest rates charged on new and modified loans. The decrease of interest income was partially offset by an increase in other fees of $31,465, primarily due to an increase in origination fees, and an increase in medallion and vehicle leasing income of $50,084.

  Operating Expenses

  Interest expense for the three months ended December 31, 2004 increased $98,321 or 29% to $441,000 as compared to the three months ended December 31, 2003, due to higher interest rates charged on outstanding bank borrowing. Salaries and employee benefits increased $52,062 or 22% as compared to the similar period in the prior year. These increases resulted primarily from increases specified in certain officers' employment agreements. Professional fees decreased $46,265 or 19% as compared to the comparable period in the prior year. Foreclosure expenses decreased $44,708 or 83% and write off and depreciation of interest and loans receivable decreased $67,121 or 19% as compared to the similar quarter in the prior year. Both of these decreases reflect the reduction of foreclosures of Chicago medallions loans. Other administrative expenses decreased $17,938 or 6% as compared to the similar period in the prior year, due primarily to a reduction in Chicago service fees and computer expense partially offset by increases in commissions and depreciation.

  Net Loss

  Net loss for the three months ended December 31, 2004 increased by $133,424 or 69% to $327,240 as compared to the comparable period ended December 31, 2003. The increase in net loss between the periods was attributable primarily to a decrease in interest income and a loss realized on an equity investment.

  Results of Operations for the Six Months Ended December 31, 2004 and
  2003

  Total Investment Income

  The Company's interest income for the period ended December 31, 2004 decreased $437,437 or 16% to $2,283,765 as compared with the comparable period ended December 31, 2003, as a result of lower average interest rates charged on new and modified loans. The decrease in interest income was partially offset by an increase in other fees of $80,781, primarily due to an increase in origination fees, and an increase in medallion and vehicle leasing income of $87,785.

  Operating Expenses

  Interest expense for the six months ended December 31, 2004 increased $107,724 or 15% to $823,156 as compared to the six months ended December 31, 2003, due to higher interest rates charged on outstanding bank borrowings. Salaries and employee benefits increased $68,179 or 14% as compared to the similar period in the prior year. These increases resulted primarily from increases specified in certain officers' employment agreements. Professional fees decreased $23,584 or 7% as
  compared to the comparable period in the prior year.    Foreclosure
  expenses decreased $249,338 or 95% and write off and depreciation of interest and loans receivable decreased $221,495 or 36% as compared to the similar period in the prior year. Both of these decreases reflect the reduction of foreclosures of Chicago medallion loans. Other administrative expenses decreased $63,556 or 10% as compared to the similar period in the prior year, due primarily to a reduction in Chicago service fees and computer expense partially offset by increases in commissions and depreciation.

  Net Loss

  Net loss for the six months ended December 31, 2004 decreased by $69,686 or 22% to $242,528 as compared to the comparable period ended December 31, 2003. The decrease in net loss between the periods was attributable primarily to a reduction in write-downs of the Chicago loan portfolio and related foreclosure expenses, which were partially offset by increases in interest and salaries. Dividends of Participating Preferred Stock amounted to $168,750 for the six months ended December 31, 2004 and 2003.

  Balance Sheet and Reserves
  Total assets increased by $1,402,847 as of December 31, 2004 as compared to total assets as of June 30, 2004. This increase was due to higher outstanding loans receivable, an increase in equity securities, partially offset by reductions in assets acquired in satisfaction of loans and receivable from debtors on sales of assets acquired in satisfaction of loans due to payoffs and receipt of settlement proceeds. In addition, Elk increased its short-term bank borrowings by $1,737,000, net of proceeds.

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

  At December 31, 2004, 72% of Elk's indebtedness was represented by indebtedness to its banks and 28% by debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

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

  New Accounting Standards

  In December 2004, the FASB issued FASB Statement No. 123 (revised), "Share-Based Payment." This standard requires all equity-based awards to employees to be recognized in the Consolidated Statement of Operations based on their fair value for fiscal years beginning after June 15, 2005. The standard will apply to all awards granted, modified or settled after the effective date. Adoption of this

  Standard is not expected to have a material impact on the Company's consolidated results of operations and financial position.

  In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets ("SFAS No. 153"), which amends APB Opinion No. 29, Accounting for Non-monetary Transactions ("APB No. 29"). SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions in this statement apply to any exchanges of non-monetary assets occurring in fiscal periods after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

  The Company values its portfolio of loans and investments at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments and loans. The Company adjusts the valuation of the portfolio of loans and investments quarterly to reflect the Board of Directors' estimate of the current fair value of each investment and loan in the portfolio. Any changes in estimated fair value of loans are recorded in the Company's balance sheet as unrealized depreciation on loans receivable and also in the Company's statement of operations as write off and depreciation on interest and loans receivable. Any changes in estimated fair value of investments are recorded in the Company's balance sheet as accumulated other comprehensive loss.

  In addition, the illiquidity of our investments and loan portfolio may adversely affect our ability to dispose of investments or loans at times when it may be advantageous for us to liquidate such investments or loans. Also, if we were required to liquidate some or all of these items in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments or loans. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.

  ITEM 4. CONTROLS AND PROCEDURES

  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the rules promulgated under the Exchange Act are recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer (also acting as Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (also acting as Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating the material information required to be included in our periodic SEC filings.

  There were no changes to the Company's internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                 PART II. OTHER INFORMATION

  ITEM 6-- Exhibits and Reports on Form 8-K

  (a) Exhibits

       10.1 Letter Agreement between Israel Discount Bank of New York and Elk dated February 8, 2005 extending line of credit.

       10.2 Promissory Note dated January 3, 2005 between Ameritrans and Bank Leumi USA and Letter Agreement dated January 3, 2005 between aforementioned parties.

       10.3 Promissory Note dated December 14, 2004 between Ameritrans and Citibank, N.A. and Letter Agreement dated December 14, 2004 between aforementioned parties.

       31.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

  December 20, 2004 the Company filed a current report on Form 8-K reporting under Item 9.01 that the Company issued a press release announcing that is declared a dividend for the period October 1, 2004 through December 31, 2004.


  November 15, 2004 the COmpany filed a current report on form 8-k announcing its first quarter 2005 results.

          (All other items of Part II are inapplicable)

                AMERITRANS CAPITAL CORPORATION


                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              AMERITRANS CAPITAL CORPORATION


  Date: February 14, 2005            By: /s/ Gary C. Granoff
                                         --------------------------------
                                         Gary C. Granoff
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)