Form 10-Q
period 2005-03-31
AMERITRANS CAPITAL CORP
filed 2005-05-16
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q
  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005 or
  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________

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

  The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 10, 2005: 2,035,600

                AMERITRANS CAPITAL CORPORATION
                         FORM 10-Q

                     Table of Contents

  PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
          Consolidated  Balance  Sheets as of March 31,
             2005 (unaudited) and
             June 30, 2004 .........................     1

           Consolidated  Statements of Operations --
           For the
             Three Months and Nine Months
             Ended March 31, 2005 and 2004
             (unaudited)____________________________     3

          Consolidated  Statements of Cash Flows --
          For the
              Nine Months Ended March 31, 2005
              and 2004 (unaudited)__________________     4

          Notes to Consolidated Financial Statements.
	_________________________________		 6

  Item 2.  Management's Discussion and Analysis of
   Financial Condition and
  Results of Operations................                  11

  Item 3.  Quantitative and Qualitative Disclosure
  about Market Risk
  .......................................                17

  Item 4.  Controls and Procedures ..................    18

  PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..........    18

  Signatures ........................................    19



  (All other items omitted from Part II are inapplicable)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

      March 31, 2005 (Unaudited) and June 30, 2004


                                     ASSETS
                                   March 31, 2005            June 30, 2004

  Loans receivable                     $53,414,168              $49,900,989
  Less: unrealized
  depreciation on
  loans receivable                        (541,401)                (509,770)

  Loans receivable, net                 52,872,767               49,391,219

  Cash and cash equivalents                755,127                  416,600

  Accrued interest receivable, net
  of unrealized depreciation of
  $92,000 and $30,500, respectively        786,946                  969,912


  Assets acquired in satisfaction
  of loans                                 474,728                1,421,723


  Receivables from debtors on sales of
  assets acquired in satisfaction
  of loans                                 463,233                  422,158


  Equity securities                      1,196,838                1,038,617

  Furniture, equipment and leasehold
  improvements, net                        370,506                  439,262

  Medallions Under Lease                 2,382,201                2,382,201

  Prepaid expenses and other assets        599,873                  610,214

               TOTAL ASSETS            $59,902,219              $57,091,906



The accompanying notes are an integral part of these financial statements.

    AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

      March 31, 2005 (Unaudited) and June 30, 2004

           LIABILITIES AND STOCKHOLDERS' EQUITY


                                    March 31, 2004        June 30, 2004

  LIABILITIES
    Debentures payable to SBA          $12,000,000          $12,000,000

    Notes payable, banks                31,970,652           28,908,652

    Accrued expenses and other
    liabilities                            791,089              578,790

    Accrued interest payable               124,908              271,630
        Dividends payable                   84,375               84,375

            TOTAL LIABILITIES           44,971,024           41,843,447


  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    Preferred stock 500,000
     shares authorized, none issued
     or outstanding                              -                    -

  9 3/8% cumulative participating
      callable preferred stock $.01 par
      value, $12.00 face value, 500,000
      shares authorized; 300,000 shares
      issued and outstanding             3,600,000            3,600,000

   Common stock, $.0001 par value:
      5,000,000 shares authorized;
      2,045,600 shares issued,
      2,035,600 outstanding                    205                  205

     Additional paid-in-capital         13,869,545           13,869,545
     Accumulated deficit                (2,327,761)          (1,902,408)
     Accumulated other
      comprehensive loss                  (140,794)            (248,883)
                                        15,001,195           15,318,459

    Less: Treasury stock, at cost,
      10,000 shares of common stock        (70,000)             (70,000)

       TOTAL STOCKHOLDERS' EQUITY       14,931,195           15,248,459

       TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY     $59,902,219          $57,091,906


     The accompanying notes are an integral part of these financial statements.

      AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS


For the Three Months and Nine Months Ended March 31, 2005 and 2004
                        (Unaudited)

                                Three Months   Three Months    Nine Months     Nine Months
                                    Ended           Ended          Ended          Ended
                                   March 31,       March 31,      March 31,      March 31,
                                     2005            2004           2005           2004
  INVESTMENT INCOME
   Interest on loans receivable    $1,213,236     $1,249,444     $3,497,001     $3,970,646
   Fees and other income              129,594        130,030        318,821        238,476
   Leasing income                      50,826         48,837        176,159         86,385
      TOTAL INVESTMENT INCOME       1,393,656      1,428,311      3,991,981      4,295,507


  OPERATING EXPENSES
    Interest                          449,279        345,172      1,272,435      1,060,604
    Salaries and employee benefits    292,927        275,959        848,672        763,525
    Occupancy costs                    46,336         50,383        141,953        148,624
    Professional fees                 148,914        152,349        480,212        507,231
    Other administrative expenses     314,838        321,188        857,791        927,697
    Loss and impairments on assets acquired in
       satisfaction of loans, net      18,198          5,102         50,745         41,171
    Foreclosure expense                     -         46,769         14,194        310,302
    Write off and depreciation
       on interest and loans
       receivable                      81,356        254,159        471,415        865,713
          TOTAL OPERATING EXPENSES  1,351,848      1,451,081      4,137,417      4,624,867
          OPERATING LOSS               41,808        (22,770)      (145,436)      (329,360)

  OTHER INCOME (EXPENSE)
    (Loss) gain on sale of
      securities                            -              -        (50,000)         5,665
    Gain on sale of asset acquired     32,829              -         34,713              -
    Equity in loss of investee              -        (24,747)        (4,021)       (24,747)
  TOTAL OTHER INCOME (EXPENSE)         32,829        (24,747)       (19,308)       (19,082)
 LOSS BEFORE PROVISION
    FOR INCOME TAXES                   74,637        (47,517)      (164,744)      (348,442)

  PROVISION FOR INCOME TAXES            4,337          4,106          7,484         15,396
  NET LOSS                          $  70,300     $  (51,623)     $(172,228)     $(363,838)
  DIVIDENDS ON PREFERRED STOCK      $ (84,375)     $ (84,375)     $(253,125)     $(253,125)
  NET LOSS AVAILABLE TO
   COMMON SHAREHOLDERS              $ (14,075)     $(135,998)     $(425,353)     $(616,963)

  WEIGHTED AVERAGE SHARES OUTSTANDING
  - Basic                            2,035,600      2,035,600      2,035,600      2,035,600
  - Diluted                          2,035,600      2,035,600      2,035,600      2,035,600

  NET LOSS PER COMMON SHARE
  - Basic                           $    (0.01)    $    (0.07)   $    (0.21)     $    (0.30)
  - Diluted                         $    (0.01)    $    (0.07)   $    (0.21)     $    (0.30)


The accompanying notes are an integral part of these financial statements

         AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the Nine Months Ended March 31, 2005 and 2004 (Unaudited)

                                             March 31,        March 31,
                                               2005             2004
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                              $  (172,228)     $  (363,838)
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:

      Depreciation and amortization             70,404           49,765

   Loss (gain) on sale of equity
       securities                               50,000           (5,665)

       Gain on sale of asset acquired           (34,713)             -

      Equity in loss of investee                 4,021           24,747

 Change in operating assets and liabilities:
      Changes in unrealized depreciation on
       loans receivable and accrued interest
       receivable                              109,131         (458,900)

      Accrued interest receivable              105,466          796,902

      Prepaid expenses and other assets         10,341         (118,997)

      Accrued expenses and other liabilities   212,229           87,471

      Accrued interest payable                (146,722)        (155,723)

 TOTAL ADJUSTMENTS                             380,227          219,600
 NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       207,999         (144,238)

  CASH FLOWS FROM INVESTING ACTIVITIES
  Loans receivable                          (3,666,379)        (615,026)

  Assets acquired in satisfaction of loans     696,275          288,500

Receivables from debtors on sales of
     assets acquired in satisfaction
     of loans                                  397,558            7,000

 Proceeds from sale of equity securities           -             84,084

   Purchases of equity securities             (104,153)        (200,600)

  Sale of automobiles                               -            60,125

  Capital expenditures                          (1,649)        (369,505)

  NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                      (2,678,347)        (745,422)


  CASH FLOWS FROM FINANCING ACTIVITIES


     Proceeds from notes payable, banks     33,995,922        3,430,000

    Repayments of notes payable, banks     (30,933,922)      (5,151,348)

   Proceeds from debentures payable to SBA           -        6,950,000

   Repayment of debentures payable to SBA            -       (4,150,000)

  Dividends paid                              (253,125)        (253,125)

 NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                    2,808,875          825,527

 NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                           338,527		(64,133)

    CASH AND CASH EQUIVALENTS - Beginning      416,600          498,669

  CASH AND CASH EQUIVALENTS - Ending        $  755,127         $434,536


The accompanying notes are an integral part of these financial statements.

        AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

   For the Nine Months Ended March 31, 2005 and 2004 (Unaudited)

                                             March 31, 2005   March 31, 2004

  SUPPLEMENTAL DISCLOSURES OF
     NON-CASH INVESTING ACTIVITIES:
     Unrealized gain (loss) on
      equity securities arising
      during the period                       $     63,089     $    (9,666)

     Reclassification adjustment
     for loss (gain) included in
     net loss                                 $     45,000     $     (5,665)


     Reclassification of assets
     acquired to receivables
     from debtors on
     sales of assets acquired                 $   (438,633)    $          -

     Reclassification of loans
     assets acquired in satisfaction
     of loans				      $    (153,200)   $          -

     Acquisition of medallions
     through foreclosure of loans
     receivable                               $        -        $(1,418,901)



              The accompanying notes are an integral part of these financial statements.

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

  1.      Organization and Summary of Significant Accounting
          Policies

  Financial Statements

  The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.
  The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as filed with the Commission.

  Organization and Principal Business Activity

  Ameritrans, a Delaware corporation, is a specialty finance company that through its subsidiary, Elk, makes loans primarily to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets. Ameritrans is a regulated investment company under the Internal Revenue Code.

  Elk, a New York corporation, is licensed by the Small Business
  Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. Elk is also registered as an investment company under the Investment Company Act of 1940 to make business loans.

  Basis of Consolidation

  The consolidated financial statements include the accounts of Ameritrans, Elk, and Elk's wholly owned subsidiaries, EAF Holding Corporation, EAF Enterprises LLC, Medallion Auto Management LLC,
  EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC,
  (collectively referred to as the "Company"). All significant inter-company transactions have been eliminated in consolidation.

  EAF Holding Corporation, which was formed in June 1992 and began
  operations in December   1993, owns and operates certain real estate
  assets acquired in
  satisfaction of defaulted loans made by Elk.
  EAF Enterprises LLC, which was formed in June 2003 and began operations in July 2003, owns, leases and resells medallions
   acquired in   satisfaction of foreclosures by Elk.

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

  The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities. Such taxes and fees are reported as "provisions for income taxes" and reflected in each of the fiscal years presented.

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

  2.      Medallions

  During the year ended June 30, 2004, Elk transferred City of
  Chicago taxicab medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries. The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the City of Chicago.

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

  As of March 31, 2005 and June 30, 2004, no purchase options had been exercised. The long-term medallion leases have been made with taxicab companies expire from December 31, 2005 through February 28, 2006, and may be canceled by either party with forty-five days advance written notice.

  Leasing income under all medallion and taxi cab leases for the three months and nine months ended March 31, 2005 was $50,826 and $176,159, respectively.

  3.      Debentures Payable to SBA

  At March 31, 2005 and June 30, 2004 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:


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

  SBA Commitment

  In January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A $120,000 non-refundable fee was paid by Elk at the time the $12,000,000 commitment was obtained. In February 2004, Elk made the final draw down under this commitment.

  4.      Notes Payable to Banks

  At March 31, 2005 and June 30, 2004 Elk had loan agreements with three banks for lines of credit aggregating $40,000,000. At March 31, 2005 and June 30, 2004, $31,970,652 and $28,908,652 respectively, were outstanding under these lines. The loans, which mature at various dates between May 31, 2005 and December 31, 2005, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%.

  Upon maturity, Elk anticipates that the banks will extend these lines of
  credit for   another year, as has been their practice in previous years.
  Pursuant to   the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined therein.  The
  Company has pledged its loans receivable and other assets as collateral for the above lines of credit.

  5.      Commitments and Contingencies

  Interest Rate Swaps

  On February 11, 2003, Elk entered into an interest rate swap transaction for $5,000,000 with a bank, which expired February 11, 2005. Elk entered into this swap transaction to hedge-against an upward movement in interest rates relating to outstanding bank debt. The swap transaction provided for a fixed rate of 3.56% for Elk. If the floating one-month LIBOR rate fell below the fixed rate, Elk was obligated to pay the bank for the difference in rates. But, if the one-month LIBOR rate rose above the fixed rate, the bank was obligated to pay Elk for the differences in rates.

  6.	  Comprehensive Income (Loss)

  Total comprehensive income (loss) for the three-month periods ended
  March 31, 2005 and 2004, after considering other comprehensive income (loss including unrealized gains on marketable securities of $55,981 and $1,000, was $126,281 and ($50,623), respectively.

  Total compresensive income (loss) for the nine-month period ended
  March 31, 2005 and 2004, after considering other compresensive income (loss) including unrealized gains (losses) on marketable securities of $108,089 and ($15,331), was ($64,139) and ($379,169), respectively.

  7.      Other Matters

  Quarterly Dividend

  The Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on September 21, 2004 on the Company's 9 3/8%
  Cumulative Participating Preferred Stock (the "Participating Preferred Stock") for the period July 1, 2004 through September 30, 2004, which was paid on October 15, 2004 to all holders of record as of September
  30, 2004.  Similarly, on December 20, 2004, the Company's Board of
  Directors declared a dividend of $0.28125 per share or $84,375 on the Company's 9 3/8% Cumulative Participating Preferred Stock for the period October 1, 2004 through December 31, 2004, which was paid on January 15,
  2005 to all holders of record as of December 31, 2004. On March 22, 2005, the Company's Board of Directors declared a dividend of $0.28125 per share or $84,375 on the Company's 9 3/8% Cumulative Participating Preferred Stock for the period January 1, 2005 through March 31, 2005, which was paid on April 18, 2005 to all holders of record as of April 1, 2005. Total dividends paid aggegated $253,125 in each of the nine months ended
  March 31, 2005 and 2004.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

  Critical Accounting Policies

  In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2005, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments, including medallions, and contingencies from daily operations, as discussed below:

  Valuation of Loans Receivable. For loans receivable, fair value generally approximates cost less unrealized depreciation. Overall financial condition of the borrower, the adequacy of the collateral supporting the loans, individual credit risks, historical loss experience and other factors are criteria considered in quantifying the unrealized depreciation, if any, that might exist at the valuation date.

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

  Assets Acquired in Satisfaction of Loans. Assets acquired in satisfaction of loans are carried at estimated fair value less cost of disposal. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

  Medallions. The Company obtained medallions through foreclosure of loans and the value of such medallions are carried at the lower of the net value of the related foreclosed loans or the fair market value of the medallions. The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized. However, the Company periodically tests their carrying value for impairment.

  Contingencies. The Company is subject to legal proceedings in the course of its daily operations from enforcement of its rights in disputes pursuant to the terms of various contractual arrangements. In this connection, the Company assesses the likelihood of any adverse judgment or outcomes to these matters as well as a potential range of probable losses. A determination of the amount of reserve required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

  General

  Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. Both Ameritrans and Elk are registered as investment companies under the Investment Company Act of 1940.

  Elk makes loans to and investments in businesses that qualify under SBA regulations for funding under the Small Business Investment Act of 1958, as amended. Elk's primary lending activity is to originate and service loans collateralized by the cities of New York, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At March 31, 2005, 74% of Elk's loan portfolio consisted of loans secured by taxi medallions and 26% consisted of loans to other diversified businesses.

  From inception through April 2002, Ameritrans' only activity had been the operations of Elk. In May 2002, Ameritrans commenced making loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

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

  Results of Operations for the Three Months Ended March 31, 2005 and
  2004

  Total Investment Income

  The Company's interest income for the three months ended March 31, 2005 decreased $36,208 or 3% to $1,213,236 as compared to the comparable period ended March 31, 2004, as a result of lower average interest rates charged on new and modified loans. The decrease of interest income was partially offset by an increase in medallion and vehicle leasing income of $1,989.

  Operating Expenses

  Interest expense for the three months ended March 31, 2005 increased $104,107 or 30% to $449,279 as compared to the three months ended
  March 31, 2004, due to higher interest rates charged on outstanding bank borrowing as well as higher outstanding bank notes payable. Interest rates charged on two outstanding SBA debentures in the amount of $5,000,000 and $1,950,000, respectively, also increased due to the assignment of the long term fixed rate of 4.12% on the pooling date of March 24, 2004 adjusted from the interim rates of 1.682% and 1.595%, respectively. Salaries and employee benefits increased $16,968 or 6% as compared to the similar period in the prior year. These increases resulted primarily from increases specified in certain officers' employment agreements as well as commissions paid to an employee. Professional fees decreased $3,435 or 2% as compared to the comparable period in the prior year due primarily to a reduction in Chicago legal fees. Foreclosure expenses decreased $46,769 or 100% and write off and depreciation of interest and loans receivable decreased $172,803 or 68% as compared to the similar quarter in the prior year. Both of these decreases reflect the reduction of foreclosures of Chicago medallions loans. Other administrative expenses decreased $6,350 or 2% as compared to the similar period in the prior year, due primarily to a reduction in Chicago service fees and computer expense partially offset by increases in consultant fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

  Net Income (Loss)

  Net income increased from a net loss of $51,623 in the period ended March 31, 2004 to a net income of $70,300 in the period ended March 31, 2005. The increase in net income between the periods was attributable primarily to fewer write-downs of the Chicago loan portfolio and related foreclosure expenses, which were partially offset by increases in interest and salaries. Dividends of Participating Preferred Stock amounted to $84,375 for the three months ended March 31, 2005 and 2004.

  Results of Operations for the Nine Months Ended March 31, 2005 and
  2004

  Total Investment Income

  The Company's interest income for the nine months ended March 31, 2005 decreased $473,645 or 12% to $3,497,001 as compared with the comparable period ended March 31, 2004, as a result of lower average interest rates charged on new and modified loans. The decrease in interest income was partially offset by an increase in other fees of $80,345, primarily due to an increase in origination fees, and an increase in medallion and vehicle leasing income of $89,774.

  Operating Expenses

  Interest expense for the nine months ended March 31, 2005 increased
  $211,831 or 20% to $1,272,435 as compared to the nine months ended March 31, 2004, due to higher interest rates charged on outstanding bank borrowings as well as higher outstanding bank notes payable. Interest rates charged on two outstanding SBA debentures in the amount of $5,000,000 and $1,950,000 respectively, also increased due to the assignment of the long term fixed rate of 4.12% on the pooling date of March 24, 2004 adjusted from the interim rates of 1.682% and 1.595% respectively. Salaries and employee benefits increased $85,147 or 11% as compared to the similar period in the prior year. These increases resulted primarily from increases specified in certain officers' employment agreements as well as the addition of an employee retained in January 2004. Professional fees decreased
$27,019 or
  5% as compared to the comparable period in the prior year due primarily to a reduction in Chicago legal fees. Foreclosure expenses decreased $296,108 or 95% and write off and depreciation of interest and loans receivable decreased $394,298 or 46% as compared to the similar period in the prior year. Both of these decreases reflect the reduction of foreclosures of Chicago medallion loans. Other administrative expenses decreased $69,906 or 8% as compared to the similar period in the prior year, due primarily to a reduction in Chicago service fees and computer expense partially offset by increases in commissions depreciation and consultant fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

  Net Loss

  Net loss for the nine months ended March 31, 2005 decreased by $191,610 or 53% to $172,228 as compared to the comparable period ended March
  31, 2004. The decrease in net loss between the periods was attributable primarily to a reduction in write-downs of the Chicago loan portfolio and related foreclosure expenses, which were partially offset by increases in interest and salaries. Dividends of Participating Preferred Stock amounted to $253,125 for the nine months ended March
  31, 2005 and 2004.

  Balance Sheet and Reserves
  Total assets increased by $2,810,313 as of March 31, 2005 as compared to total assets as of June 30, 2004. This increase was due to higher outstanding loans receivable, an increase in equity securities, partially offset by reductions in assets acquired in satisfaction of loans due to sale of assets acquired. In addition, Elk increased its short-term bank borrowings by $3,062,000, net of repayments made.

  Liquidity and Capital Resources

  The Company has funded its operations through private placements and public offerings of its securities, bank financing, the issuance to the SBA of its subordinated long-term debentures, loan amortization and prepayments. As a RIC, the Company distributes at least 90% of our investment company taxable income. Consequently, the Company primarily relies upon external sources of funds to finance growth.

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

  At March 31, 2005, 73% of Elk's indebtedness was represented by indebtedness to its banks and 27% by debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000, $8,029,348 of which was available for draw down as of March 31, 2005, under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

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

   New Accounting Standards

  In December 2004, the FASB issued Statement No. 123 (revised), "Share-Based Payment." This standard is a revision of FASB Statement
  No. 123, Accounting for Stock Based Compensation, and requires all equity-based awards to employees to be valued at their fair value and charged to operations over the employee service period. This statement is in effect for the first interim periods after June 15, 2005. This statement applies to all employee awards granted, modified, or settled after the effective date. Adoption of this Standard is not expected to have a material impact on the Company's consolidated results of operations and financial position.

  In December 2004, the FASB also issued Statement No. 153, Exchanges of Non-monetary Assets ("SFAS No. 153"), which amends APB Opinion No. 29, Accounting for Non-monetary Transactions ("APB No. 29"), Statement No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of the Statement are effective for nonmonetary asset exchanges occuring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

  ITEM 4. CONTROLS AND PROCEDURES

  The Company maintains disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the rules promulgated under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer (also acting as Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer
  (also acting as Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating the material information required to be included in our periodic SEC filings.

  There were no changes to the Company's internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                 PART II. OTHER INFORMATION

  ITEM 6-- Exhibits and Reports on Form 8-K

  (a) Exhibits

       10.1 Letter Agreement between Israel Discount Bank of New York and Elk dated May 5, 2005 extending line of credit.

       31.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of the Chief Executive and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K


  On March 22, 2005, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing its payment of dividends to holders of its preferred stock.

  On February 23, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing its share ownership in Fusion Telecommunications International Inc.

  On February 14, 2005, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing its second quarter results.


          (All other items of Part II are inapplicable)

                AMERITRANS CAPITAL CORPORATION


                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              AMERITRANS CAPITAL CORPORATION


  Dated:  May 16, 2005
				By: /s/ Gary C. Granoff
					Gary C. Granoff
					President, Chief Executive Officer and
					Chief Financial Officer


  Exhibit 31.1

     CERTIFICATION UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
           DISCLOSURE IN THE REGISTRANT'S QUARTERLY REPORT

  I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

  1. I have reviewed this quarterly report on Form 10 Q of Ameritrans Capital Corporation (the "report");

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in the report.

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a 15(f) and 15d 15(f)) for the registrant and have:

	(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

	(b)  Designed such internal control over financial reporting, or caused such
	internal controls over financial reporting to be designed under my
	supervision, to provide reasonable assurance regarding the reliability of
	financial reporting and the preparation of financial statements for external
	purposes in accordance with generally accepted accounting principle;

	(c)  Evaluated the effectiveness of the registrant's disclosure controls and
	procedures and presented in this report my conclusions about the effectiveness
	of the disclosure controls and procedures, as of the end of the period covered
	by this report based on such evaluation; and

	(d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


  Dated:  May 16, 2005
	  				By: /s/ Gary C. Granoff
					    Gary C. Granoff
					    President, Chief Executive Officer and
					    Chief Financial Officer





  Exhibit 32.1

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

  In connection with the Quarterly Report of Ameritrans Capital Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

  1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.


  By: /s/ Gary C. Granoff
      Gary C. Granoff
      President, Chief Executive Officer, and Chief Financial Officer

  May 16, 2005