Form 10-K
period 2005-06-30
AMERITRANS CAPITAL CORP
filed 2005-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________
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

As of June 30, 2005, the approximate aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately
$8,204,121 based upon a closing price of the Registrant's common stock of $5.90 per share as reported on the NASDAQ Capital Market on that date (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

There were 2,035,600 shares of the Registrant's Common Stock outstanding as of September 19, 2005.

DOCUMENTS INCORPORATED BY REFERENCE. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

                         AMERITRANS CAPITAL CORPORATION
                          2005 FORM 10-K ANNUAL REPORT

                                             Table of Contents

                                                                                                                  PAGE

PART I                                                                                                              1

     ITEM 1. BUSINESS OF AMERITRANS                                                                                 1
     ITEM 2. PROPERTIES                                                                                            26
     ITEM 3. LEGAL PROCEEDINGS
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   26

PART II                                                                                                            27
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS                                                                           27
     ITEM 6. SELECTED FINANCIAL DATA                                                                               29
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                                                   30
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                                                           39
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                           42
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES                                                                  40
     ITEM 9A.CONTROLS AND PROCEDURES                                                                               42

PART III                                                                                                           42
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT                                        42
     ITEM 11. EXECUTIVE COMPENSATION                                                                               46
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT                                      53
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       57
     ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                                                               59

PART IV                                                                                                            60
     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                                                            60

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS                                                           60

SIGNATURES                                                                                                         62


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

Elk makes loans to the owners of taxi cab businesses in the Chicago, New York City, Miami and Boston markets and to other small businesses, using, among other things, taxi medallions as collateral. Loans made to finance the purchase or continued ownership of taxi medallions, taxis and related assets represented approximately 74% of Elk's loan portfolio as of June 30, 2005. Loans made to finance the acquisition and/or operation of other small businesses constitute the balance of Elk's loan portfolio.

From inception through April 2002, the Company's only activity was the operation of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from the public offering of 300,000 units. Each unit was comprised of one share of common stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock") and one warrant exercisable into one share of common stock for five (5) years at an exercise price of $6.70 (the "Warrant"). The offering was completed in April 2002 (the "Unit Offering"). Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operations of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors. The executive officers and directors of both Elk and Ameritrans are identical.

In addition, both Ameritrans and Elk have elected to be treated as "regulated investment companies," or "RICs," for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. As a RIC we qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder. Ameritrans has paid common dividends to its shareholders since its inception with the exception of the three (3) month periods ended June 30, 2000, September 30, 2000, March 31, 2003, and June 30, 2003 all periods of fiscal year 2005. Also, the Company does not expect to be able to pay dividends for the three month period ended September 30, 2005. All preferred dividends have been duly paid each quarter.


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

CURRENT BUSINESS ACTIVITIES

AMERITRANS. From inception through April 2002, Ameritrans' only activity was the operation of Elk. In May 2002, Ameritrans began making loans to businesses using the proceeds raised from the Company's Unit Offering. Since July 2002, Ameritrans has been making equity investments. Equity securities in Ameritrans's investment portfolio at June 30, 2005 totaled $554,205 or 0.95% of total assets.

ELK. Elk was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk has made loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets.

Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2005 totaled $354,252 or 0.61% of total assets. Elk may make additional equity investments. However, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets.

Elk has six (6) wholly-owned subsidiaries: EAF Holding Corporation, EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.

EAF Holding Corporation was formed in 1992, and its sole activity is owning and operating certain real estate assets acquired in satisfaction of loans. EAF Enterprises LLC was formed in June 2003 to take title to some of the Company's remaining Chicago foreclosure medallions, and to thereafter lease them to taxi drivers on a 36-month lease. Medallion Auto Management LLC was formed in June 2003 to own taxi vehicles used primary in conjunction with EAF Enterprises LLC's taxi medallion leasing operation. In order to lease the medallions, Medallion Auto Management LLC was formed to purchase taxi vehicles and leases the vehicles to the operators whereby each operator will own the vehicle for a nominal payment at the end of the term of the lease, or have an option to purchase the vehicle for its then unamortized cost. EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing
III LLC were formed to take title to
approximately 35 foreclosed medallions and lease them to large medallion operators.



TAXI MEDALLION FINANCE INDUSTRY AND MARKET OVERVIEW

CHICAGO TAXI MEDALLION INDUSTRY AND MARKET. As part of its geographic diversification strategy, Elk studied the Chicago taxi medallion market in 1994, and began making loans in Chicago in April, 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division. The number of taxi medallions is limited by city ordinances, and until 1988, these ordinances gave control of the majority of the medallions to the two largest taxi operators in Chicago; Yellow Cab Co., ("Yellow Cab") and Checker Taxi Co., Inc. ("Checker Taxi"). Since 1988, the taxi industry in Chicago has shifted toward more individual ownership. Over the succeeding 10 years, Yellow Cab and Checker Taxi, pursuant to the settlement of an anti-trust legal action, gave 1,300 medallions back to the City of Chicago
("Chicago"), and Chicago added an additional 100 medallions each year thereafter. These medallions were distributed in a lottery system to taxi drivers who had never owned a medallion. By July, 1997, there were a total of 5,700 medallions issued in Chicago, of which Yellow Cab owned approximately 2,071, and the remaining 3,629 were owned by individual owner drivers, or by individual operators who had purchased multiple medallions.

In December, 1997, the Chicago City Council increased the number of medallions by
 1,000, which were then issued over a period of three years from 1998 through the end of the year 2000. Of these medallions, 500 were issued in lotteries to taxi drivers who never owned a medallion, and the other 500 were auctioned to the highest bidder. In the November 1998 auction of 150 medallions, there were 499 bids to purchase medallions. The winning bid prices ranged from $57,000 to $63,000 per medallion, which was approximately the same as open market prices for taxi medallions that were sold in Chicago at that time. In the August 1999 auction of 150 medallions, the winning bid prices ranged from $65,000 to $70,000.

In October, 2000 Chicago held its final auction of 200 medallions under the program authorized in December, 1997. The City set a minimum bid of $60,000, and all 200 medallions were sold at auction at prices that ranged from $60,000 to $68,000. In July, 2000 the last 200 medallions authorized under the lottery program were distributed.



In November, 2000, the Chicago City Council passed a new ordinance authorizing Chicago to auction up to 50 medallions per year through November, 2004, representing a total of 150 medallions over three years. The Chicago City Council, however, did not authorize any further lotteries of medallions. The new ordinance also required purchasers of the medallions to operate taxi-vans instead of the standard taxicab vehicle, which would cost the medallion purchaser three times as much to purchase, equip and prepare as compared to a standard taxicab. As a result, we believe that the 150 medallions, when auctioned, will command lower prices than the prices that would otherwise be available in the market place for the purchase of medallions without the taxi-van requirement.

On January 21, 1999, Yellow Cab auctioned 175 medallions in a sealed bid auction at prices equal to the current open market value price for medallions. Subsequent to January, 1999, Yellow Cab has continued to sell medallions that
it owned, and the Company estimates that they have sold approximately 1,300 additional medallions to owner drivers, who they continue to service through their taxi affiliation and through the Yellow Cab operations. We believe that the sale of these additional medallions by Yellow Cab to owner-drivers will continue to offer additional financing opportunities for the Company to service their financing needs.

It has been our experience that as the Chicago market has expanded, it has also become more competitive with more lenders entering the market. In addition, Chicago and Yellow supply medallions to the market place, we expect that the taxi medallion market will continue to grow, with more and more owner-drivers and individual owner-operators of multiple medallions. To the extent that there are more owner-operators and individual owner-operators of multiple medallions in the market, we believe that there will be increased opportunities for us to serve this market.

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

City regulations set forth certain qualifications that all owners of taxi medallions must meet, and require that all security interests in medallions be registered with the Department of Consumer Services. The Department of Consumer Services is also involved (along with the Chicago City Council) in setting taxi fares, and in setting maximum lease rates that may be charged by owners to lessees of taxis, who drive them on a daily, weekly, or monthly basis.

CHICAGO MARKETING STRATEGY FOR MEDALLION FINANCING. At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions.
Due to the current economic difficulties in the Chicago market, Elk's most recent experience has been that medallions were selling for $48,000 and $58,000 per medallion. Elk is reselling its foreclosed medallions for approximately $55,000 to $58,000 per medallion, for which it provides full financing to the purchaser. The City of Chicago imposed a 10% transfer tax on a medallion held for the first year and 5% transfer tax thereafter, and for any foreclosure sale. The imposition of the transfer taxes, in addition to being a source of revenue to the City, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis. As of June 30, 2005, the total principal amount of our outstanding taxi loans in Chicago was $23,881,163.


Elk set up subsidiary entities to take title to approximately 40 of our remaining foreclosure medallions. Five medallions are held by EAF Enterprises LLC, which leases the medallions out to taxi drivers on a 36-month lease. Medallion Auto Management LLC, another Elk subsidiary, purchased taxi vehicles and leases the vehicles to the operators.

Elk also entered into agreements with large operators of taxi medallions and set up the subsidiary entities EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC which took title to approximately 35 foreclosed medallions and lease them to medallion operators. Unlike the above structure, the medallion operator is not given an option to purchase the medallions.

At June 30, 2005, Elk had executed contracts with one (1) purchaser to purchase a total of twenty (20) Chicago medallions being foreclosed and five (5) being sold by one of Elks subsidiaries, EAF Enterprises LLC, at a price of $57,500 per medallion. As part of the purchase contract, Elk agreed to finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date.
During the first year of the loan, the interest rate is one percent (1%) per annum. Thereafter, beginning in the second year the interest rate increases to 1.5% above the prime rate of interest adjusted each time the prime rate changes. Twenty (20) of the medallions being sold were closed on August 31, 2005, the remaining five (5) medallions under contract are expected to close in the near future. The purchaser has also expressed interest in purchasing five (5) additional Chicago medallions on similar terms and conditions.

THE NEW YORK CITY TAXI MEDALLION INDUSTRY AND MARKET. Prior to April 2004, the number of taxi medallions that may be issued by New York City was limited to 12,187. In 2003, the City authorized the sale of an additional 900 medallions over the course of three years by auctioning 300 medallions each year starting fiscal year 2004. On April 16, 2004, the New York City Taxi and Limousine Commission (the "TLC") auctioned the first 174 of 300 medallions that were scheduled for fiscal year 2004. The 174 medallions were corporate medallions.
On April 23, 2004, the TLC auctioned the remaining 126 medallions, which were individual medallions. For fiscal 2005, the TLC auctioned a total of 300 medallions: 116 of the 300 medallions were individual medallions. 130 of 300 medallions were corporate (or mini-fleet medallions), 27 of the 300 medallions were earmarked for use with wheelchair accessible and 27 of the 300 medallions were set aside for vehicles powered by alternative fuels. 2005 marked the first time in New York City history that such designated taxicab medallions were sold. A number of both accessible and alternative fuel taxicab medallions were available at auction last spring, but there were no successful bidders.


There are two types of medallions: corporate and individual owner-driver. A corporate medallion is issued for a taxi owned by a corporation that owns a minimum of two taxis and two corporate medallions (one corporate medallion per taxi), these taxis do not have to be personally driven by their owners. An individual owner-driver may not own more than one taxi and one medallion and by TLC regulation, must be personally driven by their owners a minimum of 210 shifts per year. Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called "mini-fleet").

At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. According to the most recent data provided by the TLC, provided as of July 2005, individual medallions are selling for approximately $333,000 and corporate medallions are selling for approximately $375,000. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

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

NEW YORK MARKETING STRATEGY FOR MEDALLION FINANCING. Medallion transfers in the New York City market are usually handled through medallion brokers, who have frequent contact with taxi owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties. As of June 30, 2005, the total principal amount of outstanding taxi medallion loans in New York was $8,203,726.

Elk receives referrals from certain medallion brokers in New York. Elk also receives referrals from financing brokers and its borrowers. In addition, Elk occasionally places advertisements in local industry newspapers and magazines. Elk also uses brokers, advertising and referrals in connection with its taxi lending business in the Chicago, Boston, and Miami markets.

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

By statute, the number of medallions issued in Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when Boston sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. Boston auctioned another 75 medallions in September 1999 and 57 medallions in May of 2000. In 2001, the city of Boston sold an additional 20 medallions for handicap use, bringing the total of outstanding medallions to approximately 1,790. Market prices of Boston medallions are currently approximately $310,000.

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

BOSTON MARKETING STRATEGY FOR MEDALLION FINANCING. The Boston taxi market services the city of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the Carriage News, a local trade newspaper, and the use of forwarding brokers. As of June 30, 2005, the total principal amount of our outstanding taxi loans in Boston was $2,843,964.

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

Until April 1999, each taxi operator in Metro-Dade County was required to obtain a "For-Hire" license. The number of licenses was limited to one license for each 1,000 residents in the county. Approximately 2,200 medallions have been issued to date. Transfers of licenses are subject to prior approval by the PTRD and financing is authorized for purchased or refinance.

For-Hire licenses were previously considered a privilege, not a property right. However, since licenses were limited in number, the marketplace created a "market price" or value in connection with the transfer of the license right to a purchaser. In 1999, the Metro-Dade County Code was amended to create a "medallion," or property right, system with a view to attracting traditional financing providers to provide the taxi industry with additional funding sources. Existing For-Hire licenses were automatically converted into medallions.

According to official Metro-Dade County publications issued in the year 2000, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of two (2) to five (5) licenses. The number of license transfers has been generally increasing in recent years. Market prices have increased substantially since 1997. We estimate that the present market price of licenses/medallions in Metro-Dade County as of June 2005 is approximately $195,000 per medallion.

MIAMI AREA MARKETING STRATEGY FOR MEDALLION FINANCING. We believe that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will continue to open additional opportunities for taxi medallion financing in the Miami area. We have developed strategies to develop contacts and market our financing to potential purchases of medallions, and to those owners who may wish to refinance their medallions in the future. As of June 30, 2005, the total principal amount of our outstanding taxi loans in the Miami area was approximately $3,202,985.

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

Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business, and Elk has originated Commercial Loans in principal amounts up to $1,200,000 for its share of the loan. Elk generally retains these loans, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans generated by other SBICs. At June 30, 2005, Elk's Commercial Loans totaled $13,354,062.


ELK'S LOANS

Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2005, ranged from 4.0% to 14% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the Small Business Investment Act of 1958 (the "1958 Act") was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC.
As such, Elk may now lend to persons who are not Disadvantaged Concerns.


SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA

Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lowest eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2005 was 19%. See "Regulation -- The Small Business Act of 1958."


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

TAXI MEDALLION FINANCING LOANS

A portion of Elk's loans have been made to purchasers or owners of New York City taxi medallions. Since Elk commenced operations it has made over $175,000,000 of such loans. However, the New York market has become increasingly more competitive. Medallion prices in New York City dropped from $223,000 in July, 2000 for individual medallions to $200,000 by September
2002. Prices for individual medallions increased to $224,000 by May 2003 and $333,000 by July 2005, as reported by the TLC. Prices for corporate medallions fell from $257,000 per medallion in July, 2000, to $230,000 by September, 2002. As of May 2003, the corporate medallion price was back up to $259,000. According to the data provided by the TLC, as of July 2005, corporate medallions were selling for approximately $375,000 each. Interest rates in the New York City market for taxi loans have recently been at approximately six percent (6%) per annum. This has limited Elk's opportunities to make profitable loans or expand its activities in this market.

In 1995 and 1996 Elk began expanding its taxi lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased. During the time Elk has been making taxi loans in these markets, the market prices of medallions have generally been increasing. However, in Chicago the market price for medallions dropped approximately 15% during the fiscal year ended June 30, 2001. Since April 1995 when Elk began making loans in the Chicago taxi medallion market, the market value of a medallion increased from approximately $32,000 to a high of approximately $68,000. From July, 2000 through June, 2005, the market value of a Chicago taxi medallion decreased to approximately $50,000 to $60,000, depending on the terms and conditions of the cash or financed sale. As of June 2005, medallions were selling in a range of between approximately $48,000 to $58,000 per medallion depending on financing and terms. Elk has made over $90,000,000 of loans to Chicago medallion owners since it began operations in Chicago. During the time Elk has been making taxi loans in Boston and the Miami area, the market price of medallions has increased from approximately $90,000 to $250,000 in Boston and from approximately $65,000 to $195,000 in Miami.

As of June 30, 2005, $8,264,223, or 15.9%, of the aggregate principal amount of its outstanding loans of $52,060,254, represented loans made to finance the purchase or continued ownership of New York City taxi medallions and related assets; an aggregate of $23,881,163, or 45.9%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago, and the balance of $19,914,868 or 38.2% consisted of loans to various commercial borrowers, of which $2,843,964, or 5.47%, was invested in Boston taxi medallion financing and $3,202,985 or 6.07%, was invested in Miami taxi medallion financing. See "Loan Portfolio; Valuation," below.

Due to increasing competition, annual interest rates for new loans in the New York taxi market are currently ranging between 6% to 7%. Interest rates on Chicago taxi loans have ranged from 4% to 13.9% during this past year on new loans, depending upon the size of the loan, the repayment schedule, the balloon dates, the loan-to-value ratio, and the credit history of the borrower. Rates have been lowered to induce sales of our foreclosed medallions to purchasers of such medallions. In addition, most loans that Elk has made in Chicago have been for five (5) to fifteen (15) year terms and are generally self-amortizing. Interest rates on loans in the Boston market currently range from 5.75 to 7.5%, and in the Miami market currently range from 7.25 to 14% depending on the size of the loan and other factors.

COMMERCIAL LOAN PORTFOLIO

Ameritrans began making diversified Commercial Loans in May 2002. At June 30, 2005, Ameritrans' Commercial Loan portfolio consisted of three (3) loans totaling $513,857, of which two loans totaling $460,857 were to a debt collection and one (1) loan totaling $53,000 to another small business concern. The proceeds of the loan to the debt collection business were used to purchase an interest in a pool of charged off credit card receivables.

Elk began making non-taxi Commercial Loans in 1985. Due to the effects of the nationwide recession of the early 1990's on the New York City metropolitan area economy, between 1990 and 1994 Elk suffered significant losses in its Commercial Loan portfolio. These losses were primarily written off against income earned by Elk on its taxi loan portfolio. By 1995, the local economy had improved and Elk again began making selective Commercial Loans, and its activities in this area have been increasing steadily. At June 30, 1995, Elk's Commercial Loans totaled $1,275,654, or 5.5%, of Elk's total loan portfolio, while at June 30, 2005, Elk's Commercial Loans totaled $13,354,062 or 25.9%, of Elk's total loan portfolio. On July 1, 2004, the Company had a beginning balance in its unrealized depreciation on loans receivable account of $509,770 and this balance decreased to $150,000 at June 30, 2005. During the fiscal year ended June 30, 2005, the Company had total write offs and depreciation on interest and loans receivable of $728,710, most of which was attributable to commercial loan losses and the Chicago taxi medallion foreclosures.

At June 30, 2005, Elk's Commercial Loan portfolio consisted of 79 loans, of which, 18 loans totaling $741,633 were to dry-cleaning businesses, 22 loans totaling $4,187,498 were to laundromat businesses, and 39 loans totaling $8,424,931 were to a variety of other small businesses. Loans to dry cleaners and laundromats represented 36.88% of the aggregate principal amount of Elk's Commercial Loans outstanding at June 30, 2005.

Elk generally originates Commercial Loans by financing the cost of dry cleaning, laundromat or other business-specific equipment, while the borrower is making an equity investment to finance the cost of installation, building of appropriate infrastructure to support the equipment, installation of other equipment necessary for the business operations, other decorations and working capital. Substantially all Commercial Loans are collateralized by first security interests in the assets being financed by the borrower, or by real estate mortgages. In addition, Elk generally requires personal guaranties from the principals of the borrower and in limited cases obtains recourse guaranties from the equipment vendors. Elk's Commercial Loans ypically require equal monthly payments covering accrued interest and amortization of principal over a four to eight year term and generally can be prepaid with a fee of 60 to 90 days of interest during the first several years of the loan. The term of, and interest rate charged on, Elk's Commercial Loans are subject to SBA Regulations.

Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on New York City taxi medallion loans. The Company believes that the increased yield on Commercial Loans compensate for their higher risk relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 4% to 14%.

LOAN PORTFOLIO; VALUATION



                                                   Number       Interest      Maturity Dates        Balance
      Type of Loan                                of loans        Rates        (In Months)        Outstanding
----------------------------------------------  ------------- -------------- -----------------  ----------------
Chicago:
      Taxi Medallion                                474         4 - 13.9%        1 - 175            23,881,163

New York City:
      Taxi Medallion                                 23         5 - 7.50%        4 - 30             $8,203,726
      Radio car service                              11        11 - 12%        2 - 18                 60,497
Miami:
      Taxi Medallion                                 64      7.25 - 12%          1 - 84              3,202,985
Boston:
      Taxi Medallion                                 22      6.75 -  9%          1 - 36              2,843,964

                                                                                                    38,192,335

Other loans:
      Laundromat                                     22         6 - 14%          1 - 111             4,187,498
      Commercial construction                        4       12.75-13.50%        6 - 11              1,638,701
      Restaurant Food Service                        12         9 - 12%         15 - 81              1,334,532
      Broadcasting/Telecommunications                1           10.50%              180               810,000
      Dry Cleaner                                    18       5.5 - 13%          1 - 72                741,633
      Food Market                                    2              12.50%       34 - 108              645,432
      Real Estate Holding                            2        8.5 - 10.5%          49-56               623,333
      Moving Company                                 1              12%              45                500,000
      Oil Distributor                                1              12%              80                496,571
      Debt Collection                                2          6 - 7%           72 - 84               460,857
      Trucking Company                               1              11%             105                450,000
      Black Car Service (real property)              2             8.5%              13                449,598
      Florist                                        1              7.25%            21                302,962
      Taxicab Advertising                            1              10%              41                285,668
      Auto Sales                                     2          7 - 12%              19                241,578
      Retirement home                                1              14%              73                190,181
      ATM Manufacturer & Distributor                 1              12%              46                149,565
      Taxicab Distributor                            1              6%               24                118,755
      Car Wash / Auto Center                         1        	  9.25%            30                   77,405
      Miscellaneous                                  1              13.00%           12                 53,000
      Nail salon and spa                             1               9%              52                 45,947
      Software Company                               3              8%           20 - 42                41.307
      Computer Services                              1              9.5%             10                 23,396
                                                                                                  -------------
                                                                                                    13,867,919

               Total loans receivable                                                               52,060,254
Less unrealized depreciation on loans receivable                                                      (150,000)
                                                                                                  -------------
               Loans receivable, net                                                              $ 51,910,254
                                                                                                  =============





Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Ameritrans and Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio. The interest rates charged by Elk on its currently outstanding loans range from 4% to 14% per annum. As of June 30, 2005, the annual weighted average interest rate on Elk's loans was approximately 9%. The average term of Elk's currently outstanding loans is approximately 46 months.

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

COLLECTION EXPERIENCE -- Elk has not had a material loss of principal in any taxi medallion loan. From time to time, Elk has experienced losses of principal on its taxi lending operations. Recently in the last (3) fiscal years, Elk has experienced losses on its Chicago Taxi medallion loan portfolio. Elk has also experienced some losses of principal in its diversified (non-taxi) loan portfolio. Likewise, its collection experience (timely payments, collections on foreclosure, etc.) with taxi medallion financings has historically been better than with its non-taxi loans. From 1991 through 1994, substantially all of Elk's provisions for loan losses and losses on assets acquired were related to business loans secured by real estate and to radio car loans. In addition, from 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. Since 1995, Elk has substantially increased its diversified loan portfolio, and its overall collection experience with these loans has improved, although it has experienced losses on selected loans.

Following September 11, 2001, the Chicago taxi market has suffered through an economic slowdown which caused approximately 35% of our Chicago taxi loans to default and the Company to commence foreclosure actions. When the tragic events of September 11, 2001 occurred, the Chicago market was in the process of absorbing 1,000 new medallions that had been sold by the city over the prior three years between 1998 and the end of the year 2000. As a result of the increase in supply of medallions and the reduction in demand for service, and corresponding reduction in revenues by taxi operators, the Company, as well as other lenders in the Chicago taxi medallion lending market, experienced a much greater rate of default in their Chicago loan portfolio than they had previously. It also became more difficult to resell these medallions due to the fall in their market prices from their high of $68,000 to $70,000 per medallion.


Market conditions began to improve during the first six months of 2002, during which the Company sold some of its defaulted medallions directly to buyers and through an arrangement with the Checker Taxi Association, Inc. By June 30, 2002, the Company had resold 30 Chicago taxi medallions. Another 35 Chicago taxi medallions were resold by year ended June 30, 2003. During the year ended June 30, 2004, an additional 87 Chicago taxi medallions were resold and 40 taxi medallions were acquired by four of Elk's subsidiaries to lease to taxi drivers and operators of taxi medallions. During the year ended June 30, 2005, the Company contracted to sell 20 foreclosed Chicago taxi medallions and completed closings on 13 foreclosed Chicago taxi medallions. In addition to the medallion sales, some taxi owners who had defaulted were able to reinstate their loans after paying certain fees and executing loan modification and reinstatement agreements, and, accordingly, began operating their taxis again.

At June 30, 2005 Elk had pending executed contracts with one (1) purchaser to purchase a total of twenty (20) Chicago medallions being foreclosed and five
(5) being sold by one of Elk's subsidiaries, EAF Enterprises LLC, at a price
of $57,500 per medallion.   As part of the purchase contract, Elk agreed to
finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date. During the first year of the loan, the interest rate is one percent (1%) per annum. Thereafter, beginning in the second year the interest rate increases to 1.5% above the prime rate of interest adjusted each time the prime rate changes. Twenty (20) of the medallions being sold were closed on August 31, 2005, the remaining five (5) medallions under contract are expected to close in the near future. The purchaser has also expressed interest in purchasing five (5) additional Chicago medallions on similar terms and conditions.

As a result of the Company's efforts to resell most of its defaulted medallions during the fiscal year, the company increased its reserve on accrued interest receivable from $30,500 to $59,000. Although there were 37 remaining foreclosures as of June 30, 2005, the fair value of the collateral remained higher than the amount owed in nearly all cases and thus principal impairments, if any, will be small.

SOURCES OF FUNDS

Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2005, Elk maintained three lines of credit totaling $40,000,000 with an overall lending limit of $40,000,000. At June 30, 2005, Elk had $29,770,652 outstanding under these lines. The loans, which mature at various dates between October 31, 2005 and December 31, 2005, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rate minus 1/2% plus certain fees as of June 30, 2005. Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years.
Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk is in compliance with all covenants and credit terms at June 30, 2005.

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

As interest rates rise, our cost of funds increase while the rates on our outstanding loans to our borrowers primarily remains fixed, and our profitability therefore decreases. In order to partially contain this risk, from time to time we have purchased interest rate Swaps. While these limited our exposure to upward movement in interest rates on our bank loans, they initially increased the effective interest rates that we pay on loans subject to these agreements. However, general rises in interest rates will reduce our interest rate spread in the short term on the floating portion of our bank debt that is not hedged by interest rate Swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense" and Note 13 of Notes to Consolidated Financial Statements.

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

On July 29, 2005, Ameritrans commenced a private offering of Common Stock with warrants to "accredited investors," as that term is defined in Rule 501 of Regulation D promulgated under the 1933 Act. The shares of Common Stock are offered at a price of no less than book value as of the date of the offering. For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock of the Company at an exercise price no less than the purchase price and no more than 110% of the purchase price of the Shares. The Offering period will expire on October 27, 2005, unless extended in the sole discretion of the Company for up to an additional ninety (90) days. The Board of Directors and Management believe that raising additional capital pursuant to a private offering will allow the Company to expand its investment portfolio and diversify the Company's investments beyond the SBA-regulated loans and investments of Elk. This diversification will provide the Company with the flexibility to participate in a wide range of investment opportunities.

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

EMPLOYEES

As of June 30, 2005, we employed a total of ten (10) employees and one part time administrative clerk.

SBA Matter

On August 29, 2005, the Company received a letter from the US Small Business Administration together with a copy of the Examination Report for the period ending March 31, 2004. The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA's final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA's prior written approval. The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower. Management has already responded to SBA in writing concerning the findings, and Management recently met with the SBA in an effort to resolve these findings in a timely manner.

The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for prior permission from SBA prior to completion of the loan in questions, had obtained an indication of approval and SBA was in the process of taking the steps to obtain formal written approval for the transaction. The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed "associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with the SBA at the time to obtain the SBA's approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain SBA's written approval to the transactions. The Company believes that it has adequate explanations for the use of proceeds issue the third party loan and the prepayment issue.

The Company believes that the tone of the meeting with SBA to reach resolution the of issues on these matters was positive and the Company anticipates a speedy resolution by the SBA. Neither the Company nor its counsel, however can predict when these matters will be resolved, or the manner in which they will be resolved. The COmpany believes that the resolution of these matters with the BSA will not have any material adverse financial or regulatory consequences to the Company.

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

(b) BORROWING OF MONEY. Elk has the power to borrow funds from banks, trust companies, other financial institutions, the SBA or any successor agency and/or other private or governmental sources, if determined by Elk's Board of Directors to be in its best interests.
                                        15

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

(e) Ameritrans holds all of the outstanding common stock of Elk and Elk Capital and may organize additional subsidiaries in the future. Ameritrans may acquire restricted securities of small businesses.However, see "SBA Audit" under Note 19 to the consolidated financial statements.

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2005, Elk's outstanding loans had a weighted average rate of interest of 9%. SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

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

ITEM 2. PROPERTIES

We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. During the year ended June 30, 2004, Elk paid the law firm approximately $2,200 on account of this agreement. In August, 2001 the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004. In November 2003, the Board of Directors approved a new sublease with the law firm to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014 and accounts for certain retroactive adjustments per the agreement. The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, and subject to annual increases as per the master lease agreement between the landlord and the law firm. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month, and to reimburse the law firm for certain office costs.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceeding. From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of the Company's management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2005, the Company filed a definitive proxy statement soliciting proxies for and inviting all Shareholders of Ameritrans to a Special Meeting of Shareholders (the "Meeting") held on July 21, 2005. The purpose of the Meeting was (i) to consider the approval of a private offering of shares of the Company's Common Stock, at a fixed purchase price of no less than book value to a limited number of "accredited investors," as that term is defined in Rule 506 of Regulation D, promulgated under the 1933 Act (the "Offering"). For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock at an exercise price to be fixed at a specified dollar amount that is no less than the Purchase Price and no more than 110% of the Purchase Price; and (ii) to consider and act upon other matters as may properly come before the meeting or any adjournment thereof.

At the Meeting on July 21, 2005, represented in person and by proxy were 1,479,698 shares of the Company's Common Stock and the Participating Preferred Stock, voting together, representing 63% of the outstanding voting securities of the Company. Being that a quorum was present, the meeting duly commenced and the Offering was approved by the Shareholders. A total of 1,413,658 of votes were cast for approval of the Offering, and 65,914 votes were cast against approval of the Offering. Additionally, 126 abstentions were recorded. No other business was brought before the meeting.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Elk Common Stock was listed on the Nasdaq Capital Market on June 22, 1998, under the symbol EKFG, prior to which it had traded in the "pink sheets." Since December 16, 1999, when Ameritrans acquired Elk, its Common Stock has been listed on the Nasdaq Market under the symbol AMTC.

The following table shows the high and low sale prices per share of Common Stock as reported by Nasdaq, for each quarter in the fiscal years ended June 30, 2004 and June 30, 2005. No dividends were declared on our common stock.

AMERITRANS                                    HIGH                  LOW
FISCAL 2004
1st Quarter                                   5.06                 4.16
2nd Quarter                                   4.90                 4.02
3rd Quarter                                   4.69                 3.95
4th Quarter                                   5.70                 4.01
FISCAL 2005
1st Quarter                                   5.25                 4.06
2nd Quarter                                   5.90                 4.36
3rd Quarter                                   7.00                 4.26
4th Quarter                                   8.50                 4.53
FISCAL 2006                                   6.67                 4.36
1st Quarter (through September 19, 2005)

The following table details information regarding the Company's existing equity compensation plans as of June 30,2005:

Plan Category                  (a)              (b)                 (c)

Equity compensation           80,757(1)        $5.05           194,243(1)
plans approved by
security holders

Equity compensation
plans not approved by          --                --             --
security holders

TOTALS                         80,757(1)          $5.05          194,243(1)



(1) Includes options to purchase up to 33,800 shares of common stock granted to employees under the 1999 Employee Plan and optiosn to purchase up to 46,957 shares granted under the Non-Employee Director Plan, See "Stock Option Plans"

(2) All of our compensation plans have been approved by our shareholders.



Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of the Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, and paid dividends quarterly since that time and up until its share exchange with Ameritrans. Thereafter, Ameritrans has declared and paid dividends to holders of its Common Stock for each quarter except for the fourth quarter of 2000, the first quarter of 2001, the third and fourth quarters of 2003, fiscal year 2004, and fiscal year 2005.

On April 18, 2002, the Company's registration statement filed on Form N-2 was declared effective by the Securities and Exchange Commission. The offering closed on April 24, 2002 on the total sale of 300,000 units. Each unit was comprised of one share of Common Stock, one share of 9 3/8% cumulative participating preferred stock (face value $12.00) (the "Participating Preferred Stock"), and one warrant exercisable for five years into one share of Common Stock at an exercise price of $6.70 per share (the "Warrants"). The units were split in May, 2002. The Participating Preferred Stock and the Warrants trade on the NASDAQ Market under the symbols, respectively, "AMTCP" and "AMTCW".
The gross proceeds from the sale of the units was $5,750,000 less costs and commissions of $1,704,399, resulting in net proceeds of $3,995,601. The underwriter of the offering was granted an option to purchase up to 30,000 units, each unit consisting of one share of Common Stock, one share of Participating Preferred Stock and one warrant exercisable at $8.40 per share. The option to purchase the 30,000 units is exercisable for five (5) years commencing one (1) year after the date of the offering at an exercise price of $21.45 per unit.

The Company has declared and paid the quarterly dividend on the Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on September 20, 2005 on the Participating Preferred Stock for the period April 1, 2005 through June 30, 2005 payable on October 17, 2005 for all holders of the Participating Preferred Stock of record as of September 30, 2005.

As of September 19, 2005, there were 174 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Participating Preferred Stock and 3 holders of record Warrants, which is exclusive of securities held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The tables below contains certain summary historical financial information of Ameritrans. You should read these tables in conjunction with the consolidated financial statements of Ameritrans (the "Financial Statements") included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA                      FISCAL YEAR ENDED JUNE 30,
                                               2005          2004           2003          2002           2001
                                               ----          ----           ----          ----           -----

Investment income                            $ 6,132,066   $ 5,639,492    $ 6,285,055   $ 6,269,719    $ 6,439,792
                                          =========================================================================
Interest expense                               1,837,633     1,443,416      2,076,861     2,632,918      3,392,202

Other expenses                                 4,169,867     4,517,124      3,805,083     2,591,751      2,188,636
                                          -------------------------------------------------------------------------
Total expenses                                 6,007,500     5,960,540      5,881,944     5,224,669      5,580,838
                                          =========================================================================
Operating (loss) income                          124,566     (321,048)       403,111     1,045,050        858,954
                                          =========================================================================
Other (expense) income                            (4,081)     (29,634)         -             2,700       (276,549)
Provision for income taxes (1)                    (7,711)     (16,501)        (7,897)       (8,854)        (7,896)
                                          -------------------------------------------------------------------------
Net (loss) income                             $  112,774    $ (367,183)    $  395,214     $1,038,896      $ 574,509
                                          =========================================================================
Dividends on preferred stock                  $ (337,500)   $ (337,500)    $ (337,500)    $ (68,438)     $ -
                                          -------------------------------------------------------------------------
Net (loss) income available to
     common shareholders                      $ (224,726)   $ (704,683)      $ 57,714     $ 970,458     $  574,509
                                          =========================================================================
Net (loss) income per common share            $    (0.11)       $ (0.35)      $ 0.03        $ 0.54         $ 0.33
                                          =========================================================================
Common stock dividends paid                   $        -    $  -            $ 552,312     $ 994,991     $  528,045
                                          =========================================================================
Common stock dividends paid per
     common share                             $        -    $   -            $   0.27      $    0.57         $ 0.30
                                          =========================================================================
Weighted average number of shares of
     common stock outstanding                  2,035,600     2,035,600      2,035,600     1,800,614      1,745,600
                                          =========================================================================
Net change to accumulated other
    comprehensive income                     $   146,608   $  (19,003)     $ (200,338)   $  (43,612)    $ (123,364)
                                          =========================================================================
BALANCE SHEET DATA                                                        AT JUNE 30,
                                               2005          2004           2003          2002           2001
                                               ----          ----           ----          ----           -----
Loans receivable                            $ 52,060,254  $ 49,900,989   $ 55,306,678  $ 55,029,831   $ 54,559,970
Unrealized depreciation of loans receivable     (150,000)     (509,770)      (303,170)     (303,170)      (318,500)
                                          -------------------------------------------------------------------------
Loans receivable, net                       $ 51,910,254  $ 49,391,219   $ 55,003,508  $ 54,726,661   $ 54,241,470
                                          =========================================================================
Total assets                                $ 57,886,595  $ 57,091,906   $ 60,027,231  $ 58,943,546   $ 57,984,869
                                          =========================================================================
Notes payable and demand notes              $ 29,770,652  $ 28,908,652   $ 34,130,000  $ 33,720,000   $ 35,550,000
                                          =========================================================================
Subordinated SBA debentures                 $ 12,000,000   $ 12,000,000  $ 9,200,000   $ 7,860,000    $ 8,880,000
                                          =========================================================================
Total liabilities                           $ 42,716,254  $ 41,843,447   $ 44,055,086  $ 42,276,465   $ 45,177,743
                                          =========================================================================
Total stockholders' equity                  $ 15,170,341  $ 15,248,459   $ 15,972,145  $ 16,667,081   $ 12,807,126
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

CRITICAL ACCOUNTING POLICIES

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions and contingencies from daily operations, as discussed below:

Valuation of Loans Receivable. For loans receivables, fair value generally approximates cost less unrealized depreciation. Overall financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and other factors are criteria considered in quantifying the unrealized depreciation, if any, that might exist at the valuation date.

Equity Securities. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or estimated fair value. For these non-quoted investments, the Company reviews the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written to its estimated fair value.

Assets Acquired in Satisfaction of Loans. Assets acquired in satisfaction of loans are carried at the lower of the net value of the related foreclosed loan or the estimated fair value less cost of disposal. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

Medallions. The Company obtained medallions through foreclosures of loans and the value of such medallions are carried at the lower of the net value of the related foreclosed loans or the fair market value of the medallions. The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized. However, the Company periodically tests their carrying value for impairment.

Contingencies. The Company is subject to legal proceedings in the course of its daily operations from enforcement of its rights in disputes pursuant to the terms of various contractual arrangements. In this connection, the Company assesses the likelihood of any adverse judgment or outcome to these matters as well as a potential range of probable losses. A determination of the amount of reserve required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

TOTAL INVESTMENT INCOME

The Company's investment income increased $492,574 or 8.73% to $6,132,066 as compared with the prior year ended June 30, 2004. This increase is the result of an increase in the net gain on the sale of securities of $683,209 as well as increases in other fees of $141,039 and leasing income of $92,113 generated by
the leasing activities of Elk's subsidiaries, offset by a decrease in interest income of $423,787 due to the impact of lower average interest rates charged on new and modified loans.

OPERATING EXPENSES

Interest expense for the year ended June 30, 2005 increased $394,217 or 27% to $1,837,633 when compared to the year ended June 30, 2004. This reflects the impact of higher interest charged on outstanding bank borrowing as well as higher outstanding bank notes payable when compared with the prior year. Salaries and employee benefits increased $105,999 or 10% when compared with the prior year. This increase reflects the increases that were put in effect from the recently amended officer's employment agreements. Occupancy costs decreased $18,613 or 9%, when compared with the year ended June 30, 2005 due to the first full year under the amended sublease and shared office expense terms. Professional fees increased $70,231 or 12% when compared with the prior year. This increase reflects the additional legal fees incurred relating to the foreclosures of the Chicago medallion loans as well as fees related to significant new loans issued. Miscellaneous administrative expenses decreased $87,978 or 8% when compared with the prior year. Loss and impairments on both medallions under lease and assets acquired increased by $153,815 due to additional write-downs of related assets to estimated fair value. Foreclosure expenses decreased $275,176 or 76% and write off and depreciation of interest and loans receivable decreased $295,535 or 29% when compared with the year prior.

Total write off and depreciation on interest and loans receivable was $728,710, net of an increase in unrealized depreciation of interest of $28,500 offset by a decrease of unrealized depreciation on loans receivable of $359,770. The foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $87,695 for the year ended June 30, 2005. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which was required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers, as well as professional fees related to these foreclosures.

Net Income (Loss)

Net income increased from a loss of $367,183 for the year ended June 30, 2004 as compared to net income of $112,774 for the year ended June 30, 2005. The increase in the net income for the year ended June 30, 2005 was attributable primarily to the net gain on the sale of securities of $688,874. Dividends of Participating Preferred Stock for each of the years ended June 30, 2005 and 2004 amounted to $337,500, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

Total Investment Income

The Company's investment income decreased $645,563 or 10% to $5,639,492 as compared with the prior year ended June 30, 2003. This decrease was mainly due to the impact of lower average interest rates charged on new and modified loans as well as lower outstanding loans receivable, offset by an increase in other fees of $108,879 and leasing income of $119,527 generated by the leasing activities that commenced during the 2004 fiscal year from Elk's subsidiary entities EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing II LLC and EAF Leasing III LLC.

Operating Expenses

Interest expense for the year ended June 30, 2004 decreased $633,445 or 31% to $1,443,416 when compared to the year ended June 30, 2003. This reflects the impact of lower interest charged on outstanding bank borrowing as well as lower outstanding bank notes payable when compared with the prior year, combined with interest savings due to the refinancing of certain SBA debentures at lower rates during the year. These interest savings were offset by interest payments related to Swap agreements since the fixed rates in connection with the Swaps were consistently above the floating one month LIBOR rates during the year. Salaries and employee benefits increased $143,890 or 16% when compared with the prior year. This increase reflects the increases that were put in effect from the recently amended officer's employment agreements and from recent additional administrative employees hired. Occupancy costs increased $62,800 or 44%, when compared with the year ended June 30, 2003, primarily due to the rental of additional office and storage space which started in July 2003. Professional fees increased $30,146 or 5% when compared with the prior year. This increase reflects the additional legal fees incurred relating to the foreclosures of the Chicago medallion loans. Miscellaneous administrative expenses increased $287,260 or 30% when compared with the prior year. This increase relates primarily to increases in commissions, insurance and depreciation. Foreclosure expenses increased $49,193 or 16% and write off and depreciation of interest and loans receivable increased $171,733 or 20% when compared with the year prior. Both of these increases relate primarily to the foreclosures of the Chicago medallion loans.



The increase in write off and depreciation of interest and loans receivable is primarily due to the increase in Chicago loan portfolio delinquencies and defaults and the increase in unrealized depreciation on loans receivable due to the some delinquencies in the diversified portfolio. Total write off and depreciation on interest and loans receivable was $1,024,245, net of a decrease in unrealized depreciation of interest of $660,500 offset by an increase of unrealized depreciation on loans receivable of $206,600. The foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $362,871 for the year ended June 30, 2004. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which was required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers, as well as professional fees related to these foreclosures.

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

BALANCE SHEET AND RESERVES

Total assets increased by $794,689 as of June 30, 2005 when compared to total assets as of June 30, 2004. This increase was due to higher outstanding loans receivable partially offset by decreases in medallions owned, and property improvements, assets acquired in satisfaction of loan, and equity securities. During January 2002, the Company and the SBA entered into an agreement where by the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company prior to September 30, 2006. In February 2004, Elk made the final draw down from this commitment pool. During the year ended June 30, 2004, Elk utilized the net proceeds received from the SBA debenture draw downs to pay down on its short-term bank borrowings, as well as fund new loans and increase equity investments.


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

Ameritrans' interest rate sensitive assets were approximately $51.9 million and interest rate sensitive liabilities were approximately $41.8 million at June 30, 2005. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

On June 11, 2001, Elk entered into an interest rate Swap transaction for $15,000,000 with this bank which expired June 11, 2003. On February 11, 2003, Elk purchased another interest rate Swap contract for $5,000,000 with the same bank which expired February 11, 2005. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. These Swap transactions provided for a fixed rate of 4.95% and 3.56%, respectively for the Company and if the floating one-month LIBOR rate fell below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates annually or at the settlement date. As of June 30, 2005, no swaps were in effect.

Ameritrans believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio. Nevertheless, the Company continues to explore additional options, which may increase available funds for its growth and expansion strategy. In addition, to the application for SBA funding described above, these financing options would provide additional sources of funds for both external expansion and continuation of internal growth.
                                          30

INVESTMENT CONSIDERATIONS

The Company is affected by the steady increases in the prime rate of interest due to the federal reserve increase in interest rates due to a corresponding increase in interest rates by the banks. During the past sixteen (16) months ended September 27, 2005, interest rates have increased by approximately 2.7% or 275 basis points. The dollar amount of the Company's adjustable rate loans receivable is approximately $8,625,000, with the remainder being fixed rate loans. Interest rate fluctuations may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

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

On July 29, 2005 Ameritrans commenced a private offering of Common Stock with warrants to "accredited investors," as that term is defined in Rule 501 of Regulation D promulgated under the 1933 Act. The shares of Common Stock are offered at a price no less than book value. For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock of the Company at an exercise price equal to no more than 110% of the purchase price of the Shares. The Offering period will expire on October 27, 2005, unless extended in the sole discretion of the Company for up to an additional ninety (90) days. This private offering was approved by the requisite vote of shareholders on July 21, 2005.

At June 30, 2005, 71% of Elk's indebtedness was represented by indebtedness to its banks and 29% by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debenture payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351 % and 1.927%, respectively. The fixed rates of 4.67% and 4.628% were determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. The interim interest rates assigned were 1.682% and 1.595%, respectively. The long term fixed rate of 4.12% was determined on the pooling date of March 24, 2004 for these two debentures. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum that will also be charged making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

Contractual obligations expire or mature at various dates through March 1, 2014. The following table shows all contractual obligations at June 30, 2005.


                                                          Payments due by period
                  ----------------------------------------------------------------------------------------------
                                                                                        More than
                  Less than 1 yea  1 - 2 years    2 - 3 years 3 - 4 years  4 - 5 years   5 years         Total
                  --------------- -------------- ------------ ------------ ----------- ----------  ---------------

Floating rate
borrowings        $29,770,652     $ -             $ -          $ -          $ -          $ -             $ 29,770,652


Fixed rate
    borrowings             --            --              --             --             --     12,000,000    12,000,000

Operating lease
   obligations        180,661        182,105        183,599        186,055        192,202        713,340     1,638,052
                  -----------    -----------    -----------    -----------    -----------    -----------   -----------
     Total        $29,951,313    $   182,105    $   183,599    $   186,055    $   192,202    $12,713,430   $43,408,704
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

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123(R) to its fiscal third quarter. Its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will not have a material impact on its financial position or results of operations and earnings per share.

Also in December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," ("SFAS No. 153") which addresses the measurement of exchanges of No monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.
SFAS No. 153 is effective for nononetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted.
The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its financial position.



In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made a fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.
The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company's financial position.

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

The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors' estimate of the current fair value of each component of the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as net unrealized appreciation (depreciation) on investments.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


During the two most recent fiscal years through June 30, 2005, the Company has had no reportable events (as defined in Item 304(a)(2) of Regulation S-K).


ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the rules promulgated under the Exchange Act are recorded,processed, summarized and reported within the time periods specified in the
 SEC's rules and forms,
and that such information is accumulated and communicated to our management including our Chief Executive Officer (also acting as Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer (also acting as Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in timely communicating the material information required to be included in our periodic SEC filings.
                                       33

     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report that materially affected, or is reasonably likely to materially affect,the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors and executive officers of Ameritrans and Elk are identical. The following table sets forth certain information concerning our directors and executive officers:

         NAME                       POSITION
         ----
Gary C. Granoff(1)         President, CEO, CFO and
                           Chairman of Board of Directors
Ellen M. Walker(1)         Executive Vice President and Director
Lee A. Forlenza(1)         Senior Vice President and Director
Steven Etra(1)             Vice President and Director
Silvia M. Mullens(1)       Vice President
Margaret Chance(1)         Vice President and Secretary
Paul Creditor              Director
Allen Kaplan               Director
John R. Laird              Director
Howard F. Sommer           Director
Wesley Finch               Director

(1) As a BDC under the 1940 Act, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the company. Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia M. Mullens are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.


Gary C. Granoff, age 57, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 31 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and a stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. from September 1999 through May 2003. In February 1998, Mr. Granoff was elected to and served as a trustee on the Board of Trustees of The George Washington University for a term which expired on June 30, 2003. In June 2005, Mr. Granoff was re-elected to and currently serves as, a trustee on the Board of Trustees of The George Washington University for a term which expires in June 2009. Mr. Granoff also serves as a Trustee of the Parker Jewish Institute for Healthcare and Rehabilitation. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

Ellen M. Walker, age 50, has been a Vice President, and a director of Ameritrans since its formation and a Vice President and General Counsel of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than twenty-five years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

Lee A. Forlenza, age 48, has been a Vice President and a director of Ameritrans since its formation, a Vice President of Elk since March 1992, and a director of Elk since January 1995. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

Steven Etra, age 56, has been a Vice President and a director of Ameritrans since its inception, a Vice President of Elk since January 1999, and a director of Elk since November 1995. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years. Mr. Etra has also been a director of Gemini since June 1996. Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999. Mr. Etra has extensive business experience in investing in emerging companies.

Paul Creditor, age 69, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various state agencies and commissions.


Allen Kaplan, age 55, has been a director of Ameritrans since its inception and a director of Elk since November 1995. Mr. Kaplan has been since November 1986, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City medallion taxis. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

John R. Laird, age 63, has been a director of Ameritrans and of Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

Howard F. Sommer, age 65, has been a director of Ameritrans and of Elk since January 1999. Mr. Sommer is currently Chief Administrative Officer and Chief Financial Officer of SellJewelry, Inc., a nationally-based buyer of pre-owned jewelry. Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005. Mr. Sommer was President of Fundex Capital Corporation from
1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971. Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994. He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

Wesley Finch, age 58, was elected to the Board of Directors September 2002. Mr. Finch is the principal of The Finch Group, a real estate development and management company, specializing in the management, restructuring and revitalization of affordable, subsidized and assisted housing. Over the last 20 years, The Finch Group has developed, or advised government entities, on more than $1.5 billion of low-income housing. During 1992-1993, Mr. Finch served as a member of President Clinton's transition team at the U.S. Department of Housing and Urban Development. Previously, Mr. Finch served as Finance Chairman for U.S. Senator John F. Kerry's 1984 campaign, and as the Chairman of Senator Kerry's successful 1990 and 1996 campaigns. In addition, during 1987-1988, Mr. Finch was the National Coordinating Chairman of the Democratic Senatorial Campaign Committee, a legal extension of the U.S. Senate. Mr. Finch earned his bachelors degree in accounting from the Bernard M. Baruch School of the City College of New York, and is a non-practicing certified public accountant (CPA).

Silvia Maria Mullens, age 54, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

Margaret Chance, age 51, has been Secretary of Ameritrans since its inception and Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

Our directors are actively involved in the oversight of our affairs, including financial and operational issues, credit and loan policies, asset valuation, and strategic direction. No officer or director of Ameritrans has been involved in any legal proceeding requiring disclosure under Item 401 of Regulation S-K.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of the Company's Common Stock, to file initial reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish the Company with copies of all reports filed.

     Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, Ameritrans believes that while as of June 30, 2005, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act, certain Reporting Persons failed to timely disclose changes in beneficial ownership with the SEC.

     Ellen Walker, Lee Forlenza, Steven Etra, Margaret Chance, Silvia Mullens, Gary Granoff, Paul Creditor, Allen Kaplan, John Laird, and Howard Sommer each submitted one (1) late Form 4 to report one (1) transaction that was not reported on a timely basis. The Directors and Officers named above unintentionally failed to disclose their change in beneficial ownership on SEC Form 4 within the required two business days. The above failures to timely disclose the changes in beneficial ownership were mistakes made in good faith. The Company, however, has disclosed timely the transactions on all Company filings made pursuant to the 1934 Act and other federal securities laws.

COMMITTEES OF THE AMERITRANS BOARD

Ameritrans has a standing Audit Committee, a standing 1999 Employee Plan Committee and a Compensation Committee.

The Audit Committee is presently comprised of Paul Creditor, John Laird and Howard Sommer. The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements and review with the independent public accountants the results of their audit. The Audit Committee held four (4) meetings during fiscal year
2005. The Audit Committee's financial expert is John Laird. The members of the Audit Committee have adopted a formal written charter which they will review and assess the adequacy of on an annual basis. The Audit Committee Charter is filed as an exhibit to this Annual Report. The Charter and any changes or updates thereto will also be posted on the Company's internet website at http://www.ameritranscapital.com.


The 1999 Employee Plan Committee administers our 1999 Employee Plan. The committee is comprised of Allen Kaplan and John Laird. See "Stock Option Plans" below.

The Compensation Committee reviews the Company's employment and compensation agreements with its employees. The committee is comprised of Allen Kaplan and John Laird.

The Board of Directors held 3 formal meetings during fiscal 2005. All of the Company's directors attended each of the meetings of the Board and one director missed one (1) meeting.

Coe of Ethics of the Company

Information regarding the Company's code of Ethics, as amended is set forth in
Item 13. The Code of Ethics, as amended, is included as Exhibit 14.1 to this filing.
                                  38

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all remuneration for services rendered to the Company to (i) each of the executive officers and (ii) all executive officers as a group during the fiscal year ended June 30, 2004. No non-employee director received compensation in excess of $60,000 during that period.



                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                               --------------------------------
                                                   ANNUAL COMPENSATION          SECURITIES
                                             -------------------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR    Base Salary    BONUS          OPTIONS             COMPENSATION
                                                       ($)(1)        ($)            (#)(2)            ($)(3)
-----------------------------------------   ----    ------------   ----------   --------------  ----------------
Gary C. Granoff                             2005    321,500 (4)      15,000              --              32,625
     President, Chief Executive Officer,    2004    296,500 (4)      15,000              --              34,238
     Chief Financial Officer and Director   2003    255,000 (4)      15,750              --              28,763

Ellen M. Walker                             2005    127,447             --             5,000             19,628
     Vice President and Director            2004    119,801              --              --              17,846
                                            2003    117,832              --              --              17,675

Lee A. Forlenza                             2005     79,300          10,000             4,375            13,395
     Senior Vice President and Director     2004     77,075          10,000              --              12,938

                                            2003     53,560           7,500              --               9,159

Steven Etra                                 2005     78,000                              --              11,700
     Vice President and Director            2004     68,000          10,000             4,375             8,775
                                            2003     60,000              --              --                  --

Silvia Mullens                              2005    106,180          20,000             3,350            18,927
     Vice President                         2004    103,688           7,500              --              16,451
                                            2003    100,782          10,000              --              16,443

Margaret Chance                             2005     83,520          15,000             3,350            14,768
     Vice President and Secretary           2004     84,680          13,375              --              14,336
                                            2003     81,193          15,000              --              14,202


(1) Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of Elk in the amounts paid to date and for the projected amounts for the fiscal year ending June 30, 2005. This amount includes officers' salaries, other salaries, employee benefits, insurance, and expenses.

(2) Grants of stock options received during the fiscal year.
(3) Amounts received under Simplified Employee Pension Plan.

(4) Does not include $35,000 of reimbursable expenses.

Compensation of Directors

Ameritrans and Elk have a policy of paying their directors who are not employees fees for each meeting attended. Since September 24, 2004, Eligible Directors have been paid a fee of $1,000 for each meeting attended. Prior to September 24, 2004, Eligible Directors were paid $750 for each meeting attended. Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee are paid $1,000 for each meeting, and the head of the Audit Committee receives $1,250 for each meeting. Fees and expenses paid to non-affiliated directors were, in the aggregate, $29,750 for the year ended June 30, 2002, $36,250 for the year ended June 30, 2003, $32,500 for the year ended June 30, 2004, and 31,250 for the year ended June 30, 2005.

The following table sets forth information regarding individual stock option grants made during the last completed fiscal year to each executive officer of the Company.


                            Percentage of                               Potential Value at
                Number of   total option                                assumed annual rates of
                Securities  granted to                                  stock price appreciation
                underlying  employees in  Exercise   Expiration         for option term (2)
Name		the option  fiscal year   Price(1)     Date
_________________________________________________________________________________________________

                                                                           5%        10%
Ellen M. Walker 5,000       14.7%         $4.50    October 29, 2009       $23,625   $24,750
Lee A. Forlenza	4,375       12.9%         $4.50    October 29, 2009       $20,672   $21,656
Steven Etra	4,375       12.9%         $4.50    October 29, 2009       $20,672   $21,656
Margaret Chance	3,350       10%           $4.50    October 29, 2009       $15,829   $16,583
Silvia Mullens	3,350       10%           $4.50    October 29, 2009       $15,829   $16,583
Gary Granoff   13,350       39.5%         $4.95    October 29, 2009       $63,079   $66,083




(1) The exercise of these options is equal to the closing price of Company's Stock on the date of grant, as reported by the NASDAQ Capital Market

(2) The dollar amount under these columns are the results of calculations at the 5% and 10% rates set by the Commission and, therefore, are not intended to forecast possible future appreciations, if any, in the price of the underlying Common Stock. No gain to the optionees is possible without an increase in price of the underlying Common Stock which will benefit all stockholders proportionately.


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

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with six of our employees. We are required to disclose the terms of the agreements for five of those individuals:

Gary Granoff. We entered into an amended and restated employment agreement with Gary Granoff dated December 31, 2002, for a term of five (5) years commencing July 1, 2003, which replaces the employment agreement by and between the Company and Mr. Granoff dated July 1, 2001. The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal as provided therein. The agreement provides that Mr. Granoff be paid an annual salary of which presently is $321,500 for fiscal year ending June 30, 2005, which increases each year the agreement is in effect.
The agreement also
provides that Mr. Granoff be paid a yearly bonus, based on his and Ameritrans' performance, an amount of which is determined by the Board of Directors but which may not be less than $15,000 per year for the first five (5) years of the employment agreement. If renewed, any bonus will be given solely in the Board's discretion. The agreement also provides for compensation to Mr. Granoff if he is terminated prior to the expiration of his employment term, the amount of which varies depending upon the nature of his termination. If, for instance, Mr. Granoff is terminated without cause (as defined in the agreement) he is entitled to a lump-sum payment in an amount equal to (i) his salary, as in effect at the time of termination, through the date of termination and an amount equal to his salary multiplied by the number of years remaining under the agreement, and (ii) an amount equal to all of the consulting fees payable under the terms of Mr. Granoff's consulting agreement with Ameritrans, as discussed below. The employment agreement also provides for confidentiality and for non-competition, and non-solicitation during the term of the agreement and for one (1) year thereafter.

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

Ellen Walker. We entered into an employment agreement with Ellen Walker for a term of five (5) years dated as of October 1, 2001. The agreement automatically renews for another five (5) year term unless either party terminates prior to renewal. The agreement provides that Ms. Walker is paid an annual salary, which presently is $128,685 for the twelve months ending September 30, 2005, and increases each year the agreement is in effect. The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. The agreement provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement) she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

Silvia M. Mullens. The agreement with Ms. Mullens is for a term of five years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Mullens will be paid an annual salary which presently is $106,180 for calendar year 2005, which increases five percent (5%) each year the agreement is in effect. In fiscal year ended June 30, 2005 Ms. Walker received a payment in the gross amount of $3,569 for compensation due her not paid in the fiscal year due to an error. The agreement also provides that Ms. Mullens will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance. Ms. Mullens was paid a bones of $20,000 during the fiscal year ended June 30, 2005. The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Mullens terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

Lee Forlenza. We entered into an amended and restated employment agreement with Lee Forlenza dated December 31, 2002, for a five (5) year term commencing as of July 1, 2003, which replaces the employment agreement by and between the Company and Mr. Forlenza dated October 1, 2001. The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal prior to the expiration of the initial term. The agreement provides that Mr. Forlenza is paid an annual salary which presently is $79,300 for the fiscal year ended June 30, 2005, and increases each year the agreement is in effect. The agreement also provides that Mr. Forlenza will be paid a yearly bonus based on his and the Company's performance, an amount of which is determined by the Board of Directors but which may not be less than $10,000 for the first five (5) years of the employment agreement, and an initial bonus of $7,500. If the employment agreement is renewed, any bonus after the initial term will be paid solely in the discretion of the Board. The agreement provides for compensation to Mr. Forlenza if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination. If Mr. Forlenza terminates the employment agreement for good reason (as defined in the agreement, he is entitled to a lump-sum payment equal to the sum of his salary, as in effect at the time of termination, and an amount equal to his salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition, and for non-solicitation during the term of the agreement and for one (1) year thereafter.

Margaret Chance. The agreement with Ms. Chance is for a term of five (5) years dated as of January 1, 2002. The agreement automatically renews for another five-year term unless either party terminates prior to renewal. The agreement provides that Ms. Chance is paid an annual salary which presently is $83,520 for calendar year 2005 which increases four percent (4%) each year the agreement is in effect. The agreement also provides that Ms. Chance will be paid a yearly bonus, at the discretion of Ameritrans but which shall not be less than $8,500 per year, based on her and the Company's performance. Ms. Chance was paid a bonus of $15,000 during the fiscal year ended June 30, 2005. The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination. If, for instance, Ms. Chance terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.

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


The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees. By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate and retain as employees people upon whose judgment and special skills our success in large measure depends. On October 29 2004, options to purchase an aggregate of 20,450 shares of Common Stock exercisable at $4.50 per share were granted to certain officers of Ameritrans as set forth in Item 12 below. On the same date, Gary Granoff was granted options to purchase 13,350 shares of Common Stock exercisable at $4.95 per share. All of these options expire On October 29, 2009. On May 27, 2005, options to purchase an aggregate of 70,000 shares of Common Stock exercisable at $8.88 per share were cancelled pursuant to a unanimous written consent of the Board and consent of each option holder.
 Accordingly, as of June 30, 2005, options to purchase an aggregate of 33,800 shares of Common Stock were outstanding, and 166,200 shares of Common Stock are available for future awards under the 1999 Employee Plan.

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

The Director Plan provides for the automatic grant of options to directors who are not employees, officers or interested persons of the Company (an "Eligible Director") who are elected and serve one year on the Board of Directors. By adopting the Director Plan, the Board believes that the Company will be better able to attract motivate and retain as directors people upon whose judgment and special skills our success in large measure depends. The goal, policy and purpose of the Director Plan is to attract, motivate and retain as directors, individuals upon whose judgment and special skills the Company's success depends. As such, the Director Plan, in an effort to retain these individuals serving on the Board, allows for automatic grants of new options under the Plan upon expiration of the initial five (5) year term. Upon expiration of these options, and with approval of the Board, new options may be automatically granted to the Directors, with an exercise price equal to the last sales price as of the close of business on date of expiration.


The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan. As of June 30, 2005, options to purchase an aggregate of 46,957 shares were outstanding. On August 31, 2004, options to purchase an aggregate of 11,112 shares of common stock, exercisable at $9.00 per share expired. Pursuant to the automatic grant provisions of the Director Plan, on the same date the options expired, options to purchase an aggregate of 20,040 shares of Common Stock exercisable at $4.99 per share were granted. On January 12, 2005 options to purchase an aggregate of 11,112 shares of Common Stock, exercisable at $6.25 per share were granted to purchase an aggregate of 16,000 shares of Common Stock exercisable at $6.25 per share were granted pursuant to the automatic grant provisions of the Director Plan. The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

SIMPLIFIED EMPLOYEE PENSION PLAN

In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 2005 contributions amounted to $127,376.

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

STOCK PERFORMANCE GRAPH

Although Ameritrans' Common Stock is listed on the Nasdaq Market trading in Ameritrans' Common Stock has been extremely limited, making it difficult to meaningfully compare the performance of Ameritrans' Common Stock to that of other similar companies or a broad market index. Therefore, Ameritrans has not included a stock performance graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 20, 2005, there were 2,035,600 shares of the Company's Common Stock, $.0001 par value, and 300,000 shares of Participating Preferred Stock outstanding. The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of September 19, 2005, (ii) each of our directors and
(iii) all of our officers anddirectors as a group. Except as set forth below, the address of each personlisted below is the address of Ameritrans.


                                                                                    NUMBER OF
                                            NUMBER OF            PERCENTAGE OF       SHARES OF           PERCENTAGE OF
                                             SHARES OF            OUTSTANDING       PARTICIPATING         OUTSTANDING
                                           COMMON STOCK           COMMON STOCK       PREFERRED             PREFERRED
NAME                                           OWNED                  OWNED          STOCK OWNED          STOCK OWNED
------------------------------           -------------------     -----------------  ------------------   --------------
*Gary C. Granoff                               339,975(1)               16.70%            7,038(a)            2.34%

*Ellen M. Walker                                42,374(2)                2.08%               **                 **

*Lee A. Forlenza                                43,523(3)                2.14%            1,000                 **

*Steven Etra                                   124,681(4)                6.13%               **                 **

Paul Creditor                                    12,020(5)                 **                **                 **

Allen Kaplan                                     15,020(6)                 **                **                 **

John R. Laird                                    8,100(7)                  **                **                 **

Howard F. Sommer                                 8,000(8)                  **                **                 **

Wesley Finch                                    40,788(9)                2.00%           10,000               3.33%

Dan M. Granoff                                 164,579(10)               8.08%               **                 **

Paul D. Granoff                                143,179(11)               7.03%               **                 **
c/o Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL 60504

Infinity Capital Partners, L.P.                202,200                   9.90%               **                 **
767 Third Avenue, 16th Floor
New York, New York 10017

*Margaret Chance                                 7,240(12)                  **               220(b)             **

*Silvia Mullens                                  3,350(13)                 **                **                 **

Mitchell Partners L.P.                         188,585                   9.26%           12,000               4.00%
3187-D Airway Avenue
Costa Mesa, CA 92626

All Officers and Directors, as                 645,071                  31.68%           18,258               6.09%
a group (11 persons)***

* Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance, and Silvia Mullens are each "interested persons" with respect to Ameritrans and Elk, as such term is defined in the 1940 Act.

**   Less than 1%.

(1) Includes (i) 155,180 ("Shares") owned directly by Mr. Granoff; (ii) 3,300 Public Warrants (iii) 16,900 Shares owned by the Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his mother and brother are trustees; (iv) 261 Shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (v) 78,584 Shares and 500 Public Warrants owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (vi) 12,000 Shares and 1,000 Warrants owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (vii)
       57,100 Shares, and 1800 Warrants held by Mr. Granoff in various IRA or pension accounts, and (viii) 13,350 Shares issuable upon exercise of five-year options issued under the 1999 Employee Plan. Excludes (A) 12,937 Shares, and 1,000 Public Warrants owned directly by Leslie Granoff, Mr. Granoff's wife, of which Shares he disclaims beneficial ownership; and (B) 47,855 Shares held by JR Realty Corp., a company owned in part and controlled in part by Mr. Granoff's wife, where Mr. Granoff serves as Treasurer.

     a. Includes (i) 500 shares of Participating Preferred Stock, owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (ii) 1,000 shares of Participating Preferred Stock owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 5,538 shares of Participating Preferred Stock held by Mr. Granoff in various IRA or pension accounts. Excludes 1,000 shares of Participating Preferred Stock directly owned by Leslie Granoff, Mr. Granoff's wife, of which Shares he disclaims beneficial ownership.

(2) Includes (i) 200 Shares held by Ms. Walker as custodian for her son, Paul; (ii) 22,800 Shares held by various trusts of which Ms. Walker is a trustee and as to which she disclaims beneficial ownership (Gary C. Granoff retains a reversionary interest in 21,000 of such Shares), and
       (iii) 5,000 Shares issuable upon the exercise of ten-year options issued under the 1999 Employee Plan


(3) Includes (i) 35,218 Shares held directly by Mr. Forlenza, (ii) 3,230 Shares held for the benefit of Mr. Forlenza's IRA, (iii) 700 Public Warrants, and
     (iv) 4,375 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(4) Includes (i) 8,294 Shares held directly by Mr. Etra; (ii) 29,022 Shares owned jointly by Mr. Etra and his wife; (iii) 27,000 Shares held by Mr. Etra's wife; (iv) 35,990 Shares held by Fiserv Securities Inc. for the benefit of Mr. Etra's IRA; (v) 10,000 Shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (vi) 10,000 Shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee; and (vii) 4,375 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(5) Includes 10,020 Shares issuable upon the exercise of five-year options issued under the Non-Employee Director Plan (the "Director Plan").

(6) Includes 10,020 Shares issuable upon exercise of five-year options issued under the Director Plan.

(7) Includes 100 Shares owned directly by Mr. Laird and 8,000 Shares issuable upon exercise of five-year options issued under the Director Plan.

(8) Includes 8,000 Shares issuable upon exercise of five-year options issued under the Director Plan.

(9) Includes (i) 19,871 Shares owned directly by Mr. Finch; (ii) 10,917 Shares issuable upon exercise of five-year options issued under the Director Plan, and (iii) 10,000 Public Warrants. Excludes (A) 6,000 Shares owned directly by Mr. Finch's wife as to which he disclaims beneficial ownership and (B) 26,300 Shares held by the Tudor Trust, a grantor trust, of which Mr. Finch is the grantor, Mr. Finch's wife and their two children are the beneficiaries, and Mr. Finch's wife is one of the two trustees. Mr. Finch disclaims beneficial ownership of the trust's 26,300 Shares.

(10) Includes (i) 143,179 Shares owned by Dr. Dan Granoff directly; (ii) 16,900 Shares owned by the Granoff Family Foundation, a charitable foundation, of which Jeannette Granoff, Gary C. Granoff, and Dr. Dan M. Granoff are the trustees; and (iii) 4,000 Shares held in an IRA Rollover Account for the benefit of Dr. Granoff.

(11) Includes 40,049 Shares held by Dr. Paul Granoff directly, 77,630 held by Granoff Family Partners Ltd., of which Dr. Granoff is a general partner, and 25,500 Shares held by the Granoff Pediatric Associates Profit Sharing Plan. Excludes 14,127 Shares held by Suzanne Granoff, Dr. Granoff's wife, of which Shares he disclaims beneficial ownership.

(12) Includes (i) 1,200 Shares owned directly by Ms. Chance, (ii) 200 Shares held by Ms. Chance as custodian for her daughter, Alexis Chance; (iii) 50 Shares held directly by her daughter, Alexis Chance; (iv) 2,220 Shares held by Ms. Chance in various IRA or pension accounts, (v) 220 Public Warrants and (vi) 3,350 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.


(13) Includes 3,350 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

        (b) Participating Preferred Stock held in a pension account.

Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective Shares.



The following table details information regarding the Company's existing equity compensation plans as of June 30, 2005:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("GWF") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid GWF approximately $115,000 in fees during the fiscal year ended June 30, 2005. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

We also rent office space from GWF and share certain office expenses with that firm. In November 2003, the Board of Directors approved a new sublease with the law firm to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014 and accounts for certain retroactive adjustments per the agreement. The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, and subject to annual increases as per the master lease agreement between the landlord and the law firm. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month. For the fiscal year ended June 30, 2005, we paid $84,226 in rent, $36,000 in shared overhead expense, and $20,664 of other reimbursable shared overhead expense.

During the fiscal year ended June 30, 1998, GWF exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). In August, 2001, the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004. The terms for the Additional Space are included in the new sublease with the law firm approved by the Board of Directors in November 2003 to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014. Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. During the year ended 2005, No additional amount was paid in connection with this agreement.

Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice. Rent expense under the lease amounted to $47,576 for the year ended June 30, 2005.

CONFLICTS OF INTEREST POLICIES AND CODE OF ETHICS

The Boards of Directors of Ameritrans and Elk have adopted policies governing potential conflicts of interest between the companies and their directors and officers. Together, these policies comprise our "Code of Ethics" as required under the 1940 Act. On July 5, 2005, the Board adopted an amended Code of Ethics, which is included as Exhibit 14.1 to his filing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees for services provided by Rosen Seymour Shapss Martin & Company LLP, the Company's independent public accountants, are as follows:

AUDIT FEES

Fees for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Form 10-Q for the years ended June 30, 2005 and 2004 were $115,400 and $85,100, respectively.


AUDIT-RELATED FEES

Fees for audit related services for the years ended June 30, 2005 and 2004 were $5,300 and $11,700 respectively.

TAX FEES

Fees for professional services by the accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2005 and 2004 are $0.

ALL OTHER FEES

Fees for services provided by the accountants, other than the services rendered in the above paragraphs, for the years ended June 30, 2005 and 2004 were $0.

AUDIT COMMITTEE POLICIES AND PROCEDURES

The Audit Committee will recommend to the Board the selection of the independent accountants, considering independence and effectiveness and approve the fees and other compensation to be paid to the independent accountants. On an annual basis, the Committee shall review and discuss with the independent accountants all significant relationships the independent accountants have with the Corporation and relevant third parties to determine the independent accountants' independence. In making this determination, the Committee shall consider not only auditing and other transitional accounting functions performed by the independent accountants and their affiliates. The Committee will also require the independent accountants to submit on an annual basis a formal written statement delineating all relationships among the Corporation, the independent accountants, and their respective affiliates.

   1. The independent accountants are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence and performance of the accountants and shall be responsible for the annual appointment of the independent accountants when circumstances warrant.
   2. The Audit Committee shall approve the audit fees and other compensation to be paid to the independent accountants or approve any discharge of accountants when circumstances warrant.
   3. Prior to releasing the year-end earnings, the Audit Committee shall discuss the results of the audit with the independent accountants. Discuss certain matters required to be communicated to Audit Committee.
   4. In making this determination, the Committee shall consider not only auditing and other traditional accounting functions performed by the independent accountants and their affiliates. The Committee will also require the independent accountants to submit on an annual basis a formal written statement delineating all relationships among the Corporation, the independent accountants, and their respective affiliates.
   5. Review the performance of the independent accountants and approve any proposed discharge of the independent accountants when circumstances warrant.
   6. Periodically consult with the independent accountants out of the presence of management about internal controls and the fullness and accuracy of the organization's financial statements. Among the items to be discussed in these meetings are the independent accounts' evaluation of the Corporation's financial, and accounting personnel, and the cooperation that the independent accountants received during the course of each audit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2005. AMERITRANS CAPITAL CORPORATION


By: /s/ Gary C. Granoff

   -----------------------------------
   Gary C. Granoff, President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                  TITLE                              DATE

/s/ Gary C. Granoff       President, Chairman of the Board ofSeptember 28, 2005
                          Directors, Chief Executive Officer
                          and

-----------------------
Gary C. Granoff           Chief Financial Officer

/s/ Ellen M. Walker      Executive Vice President            September 28, 2005
                         and Director

-------------------
Ellen M. Walker


/s/ Lee A. Forlenza      Senior Vice President and Director  September 28, 2005

-----------------------
Lee A. Forlenza

/s/ Steven Etra          Vice President and Director         September 28, 2005

-----------------------
Steven Etra


/s/ Paul Creditor        Director                            September 28, 2005

-----------------------
Paul Creditor
/s/ Allen Kaplan         Director                            September 28, 2005

-----------------------
Allen Kaplan

/s/ John R. Laird        Director                            September 28, 2005


-----------------------
John R. Laird

/s/ Howard F. Sommer     Director                            September 28, 2005
-----------------------
Howard F. Sommer

/s/ Wesley Finch         Director                            September 28, 2005

-----------------------
Wesley Finch

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

b) REPORTS ON FORM 8-K

On September 20, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the its third quarter results 9 3/8% Preferred Stock. (11)

On July 22, 2005 the Company filed a current report on Form 8-K reporting under
Item 8.01 that the Company issued a press release announcing the results of a vote at a Special Meeting of Shareholders held on July 21, 2005 approving a private offering of the Company's common stock. (12)

On July 1, 2005 the Company filed a current report on Form 8-K reporting under
Item 2.02 (Regulation FD Financial Disclosure) that the Company issued a press release announcing the receipt of sales proceeds from the Arlington, Virginia hotel investment. (13)

On June 27, 2005 the Company filed a current report on Form 8-K reporting under item 8.01 that the Company issued a press release announcing a Special Meeting of Shareholders to be held July 21, 2005. (14)

On June 20, 2005 the Company filed a current report on Form 8-K reporting under
Item 2.02 (regulation FD Financial Disclosure) that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock. (15)

On May 19, 2005 the Company filed a current report on Form 8-K reporting under
Item 2.02 (Regulation FD Financial Disclosure) that the Company issued a press release announcing a development with an Arlington, Virginia hotel investment.
(16)

On May 16, 2005 the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing its third quarter results. (17)

On March 22, 2005, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock. (18)

On February 23, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing its share ownership in Fusion Telecommunications Internation Inc. (19)

On February 14, 2005, the Company filed current report on Form 8-K reporting under items 2.02 and 9.01 that the Company issued a press release announcing its second quarter results. (20)

On December 20, 2005, the Company filed a current report on Form 8-K reporting under item 9.01 that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock. (21)

On November 15, 2004, the Company filed a current report on Form 8-K reporting under items 2.02 and 9.01 that the company issue a pre release announcing its first quarter results. (22).

On September 21, 2004, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock. (23)

On May 17, 2004 the Company filed a current report on Form 8-K reporting under
Item 9 (Regulation FD Financial Disclosure) that the Company issued a press release announcing its third quarter results.

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

21.1       List of Subsidiaries of Ameritrans.(10)

31.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
99.1       Ameritrans Audit Committee Charter(10)

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

(6) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed May 14, 2004.

(7) Incorporated by reference from the amendment to the Registrant's N-2 (File No. 333-82693) filed March 1, 2002.

(8) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2003.

(9) Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2002.

(10) Incorporated by Reference from the Registrants 10-K (File No. 811-08847 filed September 28, 2004.

11. Incorporated by reference from the Registrants Current Report on form 8-K (File No. 811-08847) filed on September 20, 2005.

12. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847 filed on July 22, 2005.

13. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on July 1, 2005.

14. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on June 27, 2005.

15. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on June 20, 2005.

16. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on May 19, 2005.

17. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on May 16, 2005.

18. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on March 22, 2005.

19. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on February 23, 2005.

20. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on February 14, 2005

21. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on December 20, 2005.

22. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on November 15, 2004.

23. Incorporated by reference from the Registrants's Current Report form 8-K (File No. 811-08847) filed on September 21, 2004.

 AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONTENTS



June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------





                                                                                                                   PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

   Rosen Seymour Shapss Martin & Company LLP                                                                  F-2



CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets at June 30, 2005 and 2004                                                                   F-3 - F-4

   Statements of Operations for the Years Ended
      June 30, 2005, 2004, and 2003                                                                           F-5

   Statements of Comprehensive Income (Loss) for the Years Ended
      June 30, 2005,  2004, and 2003                                                                          F-6

   Statements of Stockholders' Equity for the Years Ended
      June 30, 2005, 2004 and 2003                                                                            F-7

   Statements of Cash Flows for the Years Ended
      June 30, 2005, 2004 and 2003                                                                           F-8 - F-9

   Notes to Consolidated Financial Statements                                                               F-10 - F-32

   Schedule of Loans as of June 30, 2005                                                                           F-33


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005, and the schedule of loans as of June 30, 2005. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1, the consolidated financial statements include loans valued at $51,910,254 and $49,391,219 as of June 30, 2005 and 2004,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.


                                  /s/ Rosen Seymour Shapss Martin & Company LLP

                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
August 30, 2005

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS





June 30, 2005 and 2004
--------------------------------------------------------------------------------




                                                                                      2005                   2004
                                                                                ----------------       ----------------

ASSETS
------

Loans receivable                                                                $     52,060,254       $     49,900,989
Less unrealized depreciation on loans receivable                                        (150,000)              (509,770)
                                                                                ----------------       ----------------

           Loans receivable, net                                                      51,910,254             49,391,219
Cash and cash equivalents                                                                327,793                416,600
Accrued interest receivable, net of unrealized depreciation
   of $59,000 in 2005 and $30,500 in 2004                                                756,701                969,912

Assets acquired in satisfaction of loans                                                 384,528              1,421,723
Receivables from debtors on sales of assets acquired in satisfaction of loan             455,184                422,158
Equity securities                                                                        908,457              1,038,617
Furniture, equipment and leasehold improvements, net                                     329,573                439,262
Medallions under lease                                                                 2,282,201              2,382,201
Prepaid expenses and other assets                                                        531,904                610,214
                                                                                ----------------       ----------------

           Total assets (Note 8)                                                $     57,886,595       $     57,091,906
                                                                                ================       ================



--------------------------------------------------------------------------------

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (Continued)




June 30, 2005 and 2004
--------------------------------------------------------------------------------



                                                                                      2005                   2004
                                                                                   ----------             ----------

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Debentures payable to SBA                                                    $     12,000,000       $     12,000,000
   Notes payable, bank                                                                29,770,652             28,908,652
   Accrued expenses and other liabilities                                                604,942                578,790
   Accrued interest payable                                                              256,285                271,630
   Dividends payable                                                                      84,375                 84,375
                                                                                      ----------             ----------

           Total liabilities                                                          42,716,254             41,843,447
                                                                                      ----------             ----------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock 500,000 shares authorized, none issued or outstanding                       -                      -

   9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares
      issued and outstanding                                                           3,600,000              3,600,000
   Common stock, $.0001 par value; 5,000,000 shares authorized, 2,045,600
      shares issued, 2,035,600 outstanding                                                   205                    205
   Additional paid-in capital                                                         13,869,545             13,869,545
   Accumulated deficit                                                                (2,127,134)            (1,902,408)
   Accumulated other comprehensive loss                                                 (102,275)              (248,883)
                                                                                      ----------             ----------
           Total                                                                      15,240,341             15,318,459
   Less:  Treasury stock, at cost, 10,000 shares
      of common stock                                                                    (70,000)               (70,000)
                                                                                      ----------             ----------

           Total stockholders' equity                                                 15,170,341             15,248,459

           Total liabilities and stockholders' equity                           $     57,886,595       $     57,091,906
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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS



Years Ended June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


                                                                              2005             2004              2003
                                                                            ---------         ---------        ---------

Investment Income:
  Interest on loans receivable                                          $   4,771,954     $   5,195,741    $   6,072,399
  Gain on sale of equity securities, net (Note 4)                             688,874             5,665            2,976
  Fees and other income                                                       459,598           318,559          209,680
  Leasing income
                                                              211,640           119,527                -

                                                                            ---------         ---------        ---------

        Total investment income                                             6,132,066         5,639,492        6,285,055
                                                                            ---------         ---------        ---------

Operating Expenses:
  Interest                                                                  1,837,633         1,443,416        2,076,861
  Salaries and employee benefits                                            1,128,963         1,022,964          879,074
  Occupancy costs                                                             188,466           207,079          144,279
  Professional fees                                                           675,399           605,168          575,022
  Other administrative expenses                                             1,162,457         1,250,435          963,175
  Loss and impairments on both medallions under lease and
   assets acquired in satisfaction of loans, net                              198,177            44,362           77,343

  Foreclosure expenses                                                         87,695           362,871          313,678
  Write off and depreciation on interest and loans receivable                 728,710         1,024,245          852,512
                                                                            ---------         ---------        ---------

        Total operating expenses                                            6,007,500         5,960,540        5,881,944
                                                                            ---------         ---------        ---------

        Operating income (loss)                                               124,566           (321,048)        403,111
                                                                            ---------         ---------        ---------

Other Expense:
  Equity in loss of investee (Note 4)                                          (4,021)         (29,634)                -
  Loss on sale of automobile                                                      (60)                -                -
                                                                            ---------         ---------        ---------

        Total other expense                                                   (4,081)           (29,634)               -
                                                                            ---------         ---------        ---------

        Income (loss) before income taxes                                     120,485          (350,682)         403,111


Income Taxes                                                                   7,711             16,501            7,897
                                                                            ---------          ---------       ---------
        Net income (loss)                                                    112,774           367,183           395,214

Dividends on preferred stock                                                 (337,500)         (337,500)        (337,500)
                                                                            ---------         ---------        ----------

        Net income (loss) available to common shareholders              $    (224,726)    $    (704,683)    $      57,714
                                                                        =============     =============    ==============


Weighted Average Number of Common Shares Outstanding
  Basic                                                                     2,035,600         2,035,600         2,035,600
                                                                        =============     =============    ==============

  Diluted                                                                   2,035,600         2,035,600         2,035,600
                                                                        =============     =============    ==============


Net (Loss) Income Per Common Share
  Basic                                                                      $ (0.11)          $ (0.35)           $ 0.03
                                                                        =============     =============    =============

  Diluted                                                                    $ (0.11)          $ (0.35)           $ 0.03
                                                                        =============     =============    =============


--------------------------------------------------------------------------------

The Accompanying Notes are an Integral Part of These Financial Statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)




Years Ended June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------





                                                                             2005             2004              2003
                                                                         -----------       -----------     -------------

Net income (loss)                                                        $   112,774      $  (367,183)     $     395,214


Other comprehensive income (loss)
  Unrealized gain (loss) on equity securities arising
  during the period                                                           46,583          (13,338)          (200,338)
  Reclassification adjustment for (gain) loss included
  in net income (loss)                                                       100,025           (5,665)                 -
                                                                         -----------       -----------     -------------

        Total comprehensive income (loss)                                $   259,382      $   (386,186)     $    194,876
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


Years Ended June 30, 2005, 2004 and 2003

--------------------------------------------------------------------------------



                                                  9-3/8%
                                                 Cumulative
                                                Participating                                  Accumulated
                                                 Redeemable   Additional                          Other
                                         Common  Preferred     Paid-In   Treasury Accumulated  Comprehensive
                                          Stock     Stock       Capital    Stock     Deficit   Income (Loss)   Total
                                          -----     -----       -------    -----     -------   -------------   -----

Balance--June 30, 2002                     $205  $ 3,600,000 $13,869,545 $ (70,000) $(703,127)    $ (29,542) $16,667,081
 Dividends declared on common stock          -             -           -        -    (552,312)            -    (552,312)
 Dividends declared on preferred stock       -             -           -        -    (337,500)            -    (337,500)
 Net income                                  -             -           -        -     395,214             -     395,214
 Unrealized loss on equity securities        -             -           -        -           -      (200,338)   (200,338)
                                            --     ---------     -------  -------    --------     ----------   ---------

Balance--June 30, 2003                     205     3,600,000  13,869,545  (70,000)   (1,197,725)   (229,880)  15,972,145
 Dividends declared on preferred stock       -             -           -        -    (337,500)            -    (337,500)
 Net loss                                    -             -           -        -    (367,183)            -    (367,183)
 Unrealized loss on equity securities        -             -           -        -           -      (13,338)     (13,338)
 Reclassification adjustment for gain
  included in net income                     -             -           -        -           -        (5,665)     (5,665)
                                           ---     ---------     -------  -------   ---------            --     -------

Balance--June 30, 2004                     205     3,600,000  13,869,545  (70,000) (1,902,408)     (248,883) 15,248,459
 Dividends declared on preferred stock       -             -           -        -    (337,500)            -    (337,500)
 Net income                                  -             -           -        -     112,774             -     112,774
 Unrealized loss on equity securities        -             -           -        -           -        46,583      46,583
 Reclassification adjustment for gain
  included in net income                     -             -           -        -           -       100,025     100,025
                                            --     ---------     -------  -------   ---------      ---------    --------

Balance--June 30, 2005                    $205    $3,600,000 $13,869,545 $(70,000)$(2,127,134)    $(102,275)$15,170,341
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


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS




Years Ended June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


                                                                             2005             2004              2003
                                                                        -------------     -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                     $     112,774    $    (367,183)    $     395,214
                                                                        -------------     -------------    -------------
  Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                                             148,677           133,685           77,660
    Gain on sale of equity securities, net                                   (688,874)           (5,665)          (2,976)
    Equity in loss of investee                                                  4,021            29,634                -
    Loss on sale of automobile                                                     60                 -
    Loss on impairment of medallions under lease                              100,000                 -                -
    Changes in operating assets and liabilities:
      Changes in unrealized depreciation on loans
        receivable and accrued interest receivable                           (331,270)         (453,900)         455,670
      Accrued interest receivable                                             184,711         1,012,179         (609,244)
      Prepaid expenses and other assets                                        30,254          (142,716)        (214,478)
      Accrued expenses and other liabilities                                   26,152           157,750          (13,299)
      Accrued interest payable                                                (15,345)           51,959          (38,687)
                                                                        -------------     -------------    -------------

        Total adjustments                                                    (541,614)          782,926        (345,354)

        Net cash (used in) provided by operating activities                  (428,840)          415,743           49,860

Cash flows from investing activities:
  Loans receivable                                                         (2,312,465)        3,023,488          (276,847)
  Assets acquired                                                             751,762           279,534           (34,101)
  Receivables from debtors on sales of assets
    acquired in satisfaction of loans                                         405,607             9,100           (63,987)
  Proceeds from sales of equity securities                                   1,090,774          109,084            27,726
  Purchases of equity securities                                             (129,153)         (261,268)         (711,166)
  Proceeds from sale of automobiles                                            13,000            60,125                -
  Capital expenditures                                                         (3,992)         (399,959)         (143,003)
                                                                        --------------     -------------    --------------

        Net cash (used in) provided by investing activities                  (184,467)        2,261,036       (1,201,378)
                                                                        -------------     --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, banks                                       47,397,883         6,590,000       52,385,000
  Repayment of notes payable, banks                                       (46,535,883)      (11,811,348)     (51,975,000)
  Proceeds from debentures payable to SBA                                           -         6,950,000        5,050,000
  Repayment of debentures payable to SBA                                            -        (4,150,000)      (3,710,000)
  Dividends paid                                                             (337,500)         (337,500)        (873,875)
                                                                        -------------     -------------    -------------

        Net cash provided (used in) by financing activities                   524,500        (2,758,848)         876,125


                                                               -------------     -------------    -------------

        Net decrease in cash and cash equivalents                             (88,807)         (82,069)        (275,393)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                           416,600           498,669          774,062
                                                                        -------------     -------------    -------------

  End of year                                                           $     327,793     $     416,600    $     498,669
                                                                        =============     =============    =============


--------------------------------------------------------------------------------

(Continued)


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




Years Ended June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------




                                                                             2005             2004              2003
                                                                        -------------     -------------    -------------

Supplemental disclosures of cash flow information: cash paid during the years for:
    Interest                                                            $   1,852,993     $  1,391,457    $   2,115,548
                                                                        =============     ============     ============

    Income taxes                                                        $       7,711     $     17,276    $      15,759
                                                                        =============     ============     ============


Supplemental disclosures of non-cash investing activities:
    Unrealized gain (loss) on equity securities arising during the
    period                                                              $      46,583     $    13,338    $    (200,338)
                                                                        =============     ============     ============

    Reclassification adjustment for loss (gain) included in net income  $     100,025     $    (5,665)   $          _
                                                                        =============     ============     ============

    Conversion of loans receiable
    to assets acquired in satisfaction of loans                         $    (153,200)    $  (668,534)   $   (200,000)
                                                                        =============     ============     ============

    Reclassification of assets acquired to receivables from debtors     $    (438,633)    $          _     $           _
     on sales of assets acquired.                                       =============     ============     ============


    Acquisition of medallions through foreclosure of loans
      receivable                                                        $           _     $ (2,382,201)     $          -
                                                                        =============     ============     ============

--------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004, and 2003
--------------------------------------------------------------------------------



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

            Ameritrans is a specialty finance company that primarily through its subsidiary Elk, makes loans to taxicab owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

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


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

            Ameritrans organized another subsidiary on June 8, 1998 Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to its parent. Since its inception, Elk Capital has had no operations.

            From inception through April 2002, Ameritrans' only activities have been the operations of Elk. In May 2002, Ameritrans made its first loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.

         Loan Valuations
         ---------------

            The Company's loan portfolio is carried at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company ("the Board"). In determining the fair value, the Board considers factors such as the financial condition of the borrower, the adequacy of the collateral to support loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. The fair value of the loans approximates cost less unrealized depreciation.

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

         Cash and Cash Equivalents
         -------------------------

            For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents. The Company maintains its cash balances with various banks with high quality ratings, however, at times balances may exceed federally insured limits.

         Equity Securities
         -----------------

            Equity securities are comprised principally of common stock investments in various companies. The Company currently classifies equity securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded in the statement of comprehensive
(loss) income, and separately as a component of accumulated other comprehensive income (loss) within stockholder's equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is charged to earnings. Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings. In addition, any unrealized gains and losses deferred in accumulated other comprehensive income (loss) is recognized in determining net gain or loss on disposition.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
-------------------------------------------------------------------------------

        Income Taxes
        ------------


            The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code"). An RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as an RIC, a company must payout at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2005, the Company intends to make the required distributions to its stockholders in accordance with applicable tax code.

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

         Deferred Loan Costs and Fees
         ----------------------------

            Deferred loan costs are included in prepaid expenses and other assets. Amortization of deferred loan costs is computed on the straight-line method over the respective loan term. Amortization of deferred loan costs and fees for the years ended June 30, 2005, 2004, and 2003 was $48,056, $60,013, and $45,864
 respectively.At June 30, 2005 and 2004, deferred loan costs and commitment fees amounted to $309,880 and $357,936, respectively, net of accumulated amortization of $354,101 and $306,045 respectively.

         Assets Acquired in Satisfaction of Loans
         ----------------------------------------

            Assets acquired in satisfaction of loans are carried at the lower of the net value of the related foreclosed loan or the estimated fair value less cost of disposal Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


          Impairment of Long-lived Assets and Acquired Intangible Assets
          --------------------------------------------------------------

            The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. During the fiscal year ended June 30, 2004 the Company obtained medallions through foreclosure of loans and the value of such medallions are carried at the net value of the related foreclosed loans. The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized. However, the Company periodically tests their carrying value for impairment. During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions. The amount is included in loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net, in the accompanying consolidated statements of operations.

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

         Treasury Stock
         --------------

            Treasury stock is carried at cost. Gains and losses on disposition of treasury stock, if any, are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

         Earnings Per Share
         ------------------

            Basic earnings (loss) per share includes no dilution and is computed by dividing current income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

         Income Recognition
         ------------------

            Interest income, including default interest, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected. The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the collateral exceeds the loan balance. Loans that are not fully collateralized and in the process of collection are placed on non accrual status when, in the judgment of management, the collectibility of interest and principal is doubtful.


          Stock Options
         -------------

            The Company uses the intrinsic value method of accounting for employee stock options in accordance with APB No. 25 as permitted by Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS No. 123). Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of the grant over the option price. However, companies that do not adopt SFAS No. 123 must provide additional pro forma disclosure as if they had adopted SFAS No. 123 for valuing stock-based compensation to employees. SFAS No. 123 requires the measurement of such compensation using the Black-Scholes or similar option-pricing model to value the amount of compensation granted. The compensation cost is then recognized over the vesting period of the options (see "Recently Issued Accounting Standards" below and Note 17).

         Financial Instruments
         ---------------------

            The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments. Loans receivable are carried at their estimated fair value. The estimated fair values of publicly traded equity securities are based on quoted market prices and the estimated fair values of privately held equity securities are recorded at the lower of cost or fair value. The carrying value of the bank debt is a reasonable estimate of their fair values as the interest rates are variable, based on prevailing market rates. The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company's current incremental borrowing rate for similar types of borrowings
(see Note 13).

         Derivatives
         -----------

          The Company from time to time entered into interest rate swap agreements in order to manage interest rate risk. The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended, all derivative instruments are recorded at fair value. For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of other comprehensive income. Any portion of the hedge deemed to be ineffective is recognized promptly in the consolidated statements of income.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
-------------------------------------------------------------------------------



Recently Issued Accouting Standards

          In December 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superceded APB Opinion 25, "Accounting for Stock Issued to Employees."
SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock based awards.On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will not have a material impact on its financial position or results of operations and earnings per share.

        Also in December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," ("SFAS No. 153") which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its financial position.

          In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company's financial position.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

2.     Assets Acquired in Satisfaction of Loans
       ----------------------------------------

            Assets acquired in satisfaction of loans consist of the following as of June 30, 2005 and 2004:

                                                         Assigned
                                                         Mortgage
                                      Real Estate        and Note         Equipment           Other            Total
                                      -----------        --------         ---------           -----            -----

Balance--July 1, 2003                  $   287,500      $   616,439       $   200,000       $    38,250     $   1,142,189
  Additions                                573,668                -            94,866                 -           668,534
  Sales                                   (287,500)          (1,500)                -                 -          (289,000)
  Write-offs                                     -                -          (100,000)                           (100,000)
                                       -----------      -----------       -----------       -----------     -------------

Balance--June 30, 2004                     573,668          614,939           194,866            38,250         1,421,723
  Additions                                 40,647             -               93,200                 -           133,847
  Sales                                $  (333,626)        (612,350)         (100,066)                -        (1,046,042)
  Write-offs                                    -             -              (125,000)                -          (125,000)
                                       -----------      -----------       -----------       -----------     -------------

Balance--June 30, 2005                 $   280,689      $     2,589       $    63,000      $    38,250     $      384,528
                                       ===========      ===========       ===========       ===========     =============


3.     Loans Receivable
       ----------------

            Loans are considered non-performing once they become 90 days past due as to principal or interest. The Company has loans of approximately $2,928,000 and $2,182,000 at June 30, 2005 and 2004, respectively, which are considered non-performing. These loans, which were made predominantly in the Chicago market, are either fully or substantially collateralized and are personally guaranteed by the debtor. Included in the total non-performing loans are approximately $720,000 and $571,000 at June 30, 2005 and 2004,
respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the collateral value. The followoing table sets forth certain information concerning performing, nonperforming, and non accrual loans as of June 30, 2005 and 2004:



1
                                                                       2005              2004
                                                                    ----------       ----------

Loans receivable, net                                            $  51,910,254   $   49,391,219
Performing loans                                                    48,982,626       47,208,741
                                                                    ----------       ----------

Nonperforming loans                                              $   2,927,628   $    2,182,478
                                                                 =============   ==============

Nonperforming loans
  Accrual                                                         $  2,207,220   $    1,611,386
  Nonaccrual                                                           720,408          571,092
                                                                  -------------   --------------


Average balance of nonperforming loans                           $   2,927,628   $    2,182,478
                                                                 =============   ==============


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

            Changes in the unrealized depreciation on loans receivable and interest receivable are summarized as follows:

                                                                  Unrealized
                                                                 depreciation       Unrealized
                                                                  on interest    depreciation on
                                                                  receivable     loans receivable
                                                                  ----------     ----------------

Balance--June 30, 2003                                         $     691,000   $      303,170

Increases, net                                                             -          206,600

Decreases, net                                                      (660,500)               -
                                                                     -------          -------

Balance--June 30, 2004                                                30,500          509,770

Increase, net                                                         96,500          316,903

Decreases, net                                                      (68,000)         (676,673)
                                                                     -------          -------

Balance--June 30, 2005                                          $     59,000    $     150,000
                                                                =============    =============

            The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 8).


4.     Equity Securities
       -----------------

       Equity securities consist of the following as of June 30, 2005 and 2004:




                          Telecom-
                         munications                Taxi
                            and                     Vehicle     Real
                         Technology     Hotel       Distributor Estate    Other      Total
                          ----------   -----------  ----------  --------- -------    --------
Balance--July 1, 2003     $ 246,185   $ 310,000   $ 100,000    $232,261   $ 40,959  $ 929,405
Purchase of securities       30,668           -     100,000     130,600        -      261,268
Sale of securities          (25,000)    (58,125)       -          -        (20,294)  (103,419)
Unrealized loss on equity
 securities arising

 during the period          (13,005)         -          -           -      (5,998)    (19,003)
 Equity in loss of investee      -           -     (29,634)         -          -      (29,634)
                           --------    --------    --------    --------   --------   ---------

Balance--June 30, 2004      238,848     251,875     170,366     362,861     14,667   1,038,617
Purchase of securities        4,153           -           -     125,000          -     129,153
Sale of securities                -    (251,875)          -          -           -    (251,875)
Unrealized gain (loss)
on equity
 securities arising
 during the period           27,268         -       (50,000)         -    19,315      (3,417)
Equity in loss of
 investee                         -         -        (4,021)         -          -     (4,021)
                           --------    --------     --------   --------   --------   ---------

Balance--June 30, 2005     $270,269    $   -        $116,345   $487,861   $ 33,982   $ 908,457
                           ========    ========     ========   ========   ========   =========


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


          In June 2005,the Company received $1,090,774 as proceeds from the liquidation of its investment in a hotel. The proceeds represented a return of the remaining carrying value of the investment of $251,875, and the resulting gain for the balance of $838,899 is included in gain on sale of equity securities, net in the accompanying consolidated statements of operations.

         General
         -------

            The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or fair value. For these non-quoted investments, the Company reviews the assumptions underlying the financial performance of the privately held companies in which the investments are held. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

         Certain Investments
         -------------------

            Ameritrans invested $100,000 to obtain a 50% stock ownership interest in a company in August 2003. Since control of the entity resided with the other owner, as evidented by the management of the day-to-day operations as well as the number of board seats, this investment was accounted for using the equity basis of accounting. In February 2005, the Company received common shares of another entity in lieu of full liquidation of its initial investment. The new shares represent an immaterial ownership percentage and are, therefore, no longer accounted for by the equity basis of accounting.

            Elk also obtained a 48% stock ownership interest in another company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs. The profit or loss of this company is to be retained by the majority stockholder of this company. Commencing on or after July 1, 2007, and for a two and one-half year period thereafter, the majority stockholder has the right to purchase Elk's interest in this company at a price described in the stockholders' agreement, by giving notice and exercising its right to repurchase Elk's shares. Elk has the right (put option) under the agreement to require the company to repurchase Elk's 48% interest in this company. Under both purchase arrangements, the price is determined by the difference between themarket value of the medallions and the outstanding balance on the loan on the date the right is exercised.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


The financing related to the purchase of medallions amounted to $1,449,000, and is collateralized by such medallions. The loan bears interest at 4% per annum, and requires two interest only payments of $4,830 due on the first of the month beginning February 1, 2004, then fifty-nine monthly payments of $10,718, including interest, based on a 15 year amortization schedule, with a balloon payment of the balance due on March 1, 2009, the maturity date. The Company also loaned the entity $222,000 on December 31, 2003 related to the purchase of vehicles and such loan is collateralized by the vehicles. The loan bears interest at 4% per annum, and requires three interest only payments of $740 due on the first of the month beginning February 1, 2004, then twenty-six monthly payments of $8,928, including interest, through June 1, 2006, the maturity date. As of June 30, 2005 and 2004, the principal balance outstanding on the loans was $1,538,224 and $1,654,597, respectively.


5.     Furniture, Equipment and Leasehold Improvements
       -----------------------------------------------

            Major classes of furniture, equipment and leasehold improvements as of June 30, 2005 and 2004 are as follows:

                                                                                      Estimated
                                                      2005             2004          Useful Lives
                                                  -----------       -----------      -------------

Furniture and fixtures                            $    66,061       $    64,380        7 years
Office equipment                                      308,940           306,629       3-5 years
Leasehold improvements                                175,633           175,633     Life of lease
Automobiles                                           110,487           131,108        5 years
                                                  -----------       -----------
                                                      661,121           677,750
Less accumulated depreciation
  and amortization                                    331,548           238,488
                                                  -----------       -----------

                                                  $   329,573       $   439,262
                                                  ===========       ===========

            Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003 was $100,621, $73,672, and $31,797 respectively.


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


June 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------


The subsidiaries, in turn lease these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms. The weekly leases, which include both medallions and automobiles, are with individuals and automatically renew each week, up to a maximum period of 157 weeks, but may be terminated by the lessee at the conclusion of any weekly period. The weekly leases also include an option for the lessee to purchase either the medallion or automobile, at an amount defined in the agreement, at any time throughout the term of the lease, with credit given for a portion of the lease payments towards the purchase price. As of June 30, 2005, no purchase options have been exercised. The long-term medallion leases are with taxicab companies, which expire at various dates between December 31, 2005 and February 28, 2006, and may be canceled by either party with forty-five days advance written notice. Leasing income under all medallion and taxi cab leases for the years ended June 30, 2005 and 2004 were $211,640 and $119,527, respectively. The minimum leasing income due underlong-term lease agreements, during the year and in the aggregate, is approximately $97,000, for the fiscal year ending June 30, 2006

          During theyear ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions. The amount is included in loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net, in the accompaying consolidated statements of operations.



7.     Debentures Payable to SBA
       -------------------------

            At June 30, 2005 and 2004 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

      Issue Date             Due Date          % Interest Rate         2005              2004
      ----------             --------          ---------------         ----              ----

July 2002               September 2012           4.67*             $   2,050,000    $   2,050,000
December 2002           March 2013               4.63*                 3,000,000        3,000,000
September 2003          March 2013               4.12*, **             5,000,000        5,000,000
February 2004           March 2014               4.21**                1,950,000        1,950,000
                                                                   -------------    -------------

                                                                   $  12,000,000    $  12,000,000
                                                                   =============    =============

* Elk is also required to pay an additional annual user fee of 0.866% on these debentures.
** The fixed rate of 4.12% was determined on the pooling date of March 24, 2004. Prior to the dae, the interim interest rates assigned to the $5,000,000 and the $1,950,000 debentures were 1.682% and 1.595%, respectively.

          Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA. Dividends paid in 2005 and 2004 were in accordance with SBA regulations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


         SBA Commitment
         --------------

            In January 2002 the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A 1% non-refundable commitment fee of $120,000 was paid by Elk in 2002 at the time of obtaining the $12,000,000 commitment. In February 2004, Elk made the final draw down under this commitment.


8.     Notes Payable to Banks
       ----------------------

            At June 30, 2005 and 2004 the Company had loan commitments with three banks for lines of credit aggregating $40,000,000. At June 30, 2005 and 2004, the Company had $29,770,652 and $28,908,652, respectively, outstanding under these lines. The loans, which mature at various dates between October 31, 2005 and December 31, 2005, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.50%. At June 30, 2005, the weighted average interest rate on outstanding bank debt was approximately 4.73%.


            Upon maturity, the Company anticipates that the banks will extend these lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.
The Company has pledged its loans receivable (see Note 3) and all other assets as collateral for the above lines of credit. Pursuant to the SBA agreement and an "intercreditor agreement" among the lending banks, the SBA agreed to a subordination in favor of the banks, provided that the Company maintains certain debt levels based on performance of its portfolio.


9.     Preferred Stock
       ---------------

            Ameritrans had 1,000,000 shares of "blank check" preferred shares authorized of which 500,000 shares were designated as 9 3/8% cumulative participating preferred stock $.01 par value, $12.00 face value. The remaining 500,000 shares of these "blank check" preferred shares were unissued at June 30, 2005 and 2004.

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


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


10.    Common Stock
       ------------

            Ameritrans has 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 shares were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001. As part of a stock offering in April 2002, the Company issued an additional 300,000 shares of common stock. (see Note 11).

            Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans common stock, which had previously been pledged by the borrower as collateral. At June 30, 2005 and 2004 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.


11.    Stock Offering
       --------------

            On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable into one share of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.70, subject to adjustment, as defined until April 2007. The warrants may be redeemed by the Company under certain conditions. The Company has the right to redeem all the warrants at a price of $.10 per warrant upon not less than 30 days prior written notice; provided that before any redemption of warrants can take place, the average closing price of the Company's common stock as reported on NASDAQ shall have been $8.70 per share for 20 consecutive trading days ending within 30 days prior to the date on which notice of redemption is sent. To date, no warrants have been exercised. The gross proceeds from the offering was $5,700,000 less costs and commissions of $1,704,399 resulting in net proceeds of $3,995,601. The underwriter had the option to increase this offering by 45,000 units to cover over-allotments through June 2, 2002, which option was not exercised. The underwriter also earned the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable at $8.40 per share. These units are exercisable over a five-year period which commenced April 18, 2003. To date, the underwriter has not exercised the right to purchase these units.


12.    Income Taxes
       ------------

            The provision for income taxes for the years ended June 30, 2005, 2004, and 2003 consists of the following:

                                        2005             2004              2003
                                     ---------         ---------        ---------

Federal                              $       -         $   2,908        $     473
State and local                          7,711            13,593            7,424
                                     ---------         ---------        ---------

                                     $   7,711         $  16,501        $   7,897
                                      =========         =========        =========

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
-------------------------------------------------------------------------------

In order to be taxed as a Regulated Investment Company, the Company must payout at least 90% of its net taxable income to its stockholders in the form of dividends. The above provision represents income taxes accrued on undistributed income for the respective years.


13.    Financial Instruments
       ---------------------

            Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values presented below have been determined by using available market information and by applying valuation methodologies. The methods and assumptions described below were used in calculating the fair values of the instruments:

Loans
            Loans receivable are recorded at their estimated fair value.

Investment Securities

            The estimated fair value of publicly traded equity securities is based on quoted market prices and the estimated fair value of privately held equity securities is recorded at the lower of cost or fair value.

Debt

            The carrying value of the bank debt is a reasonable estimate of their fair values as the interest rates are variable, based on prevailing market rates.

            The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company's current incremental borrowing rate for similar types of borrowings. The estimated fair values of such debentures as of June 30, 2005 and, 2004 were approximately $11,440,000 and $11,630,000, respectively.

Other

            The carrying value of cash and cash equivalents, accured interest receivable and payable, and other receivables and payables,approximates fair value due to the relative short maturities of these financial instruments.


14.     Related Party Transactions
        --------------------------

        The Company paid approximately $115,000, $21,000 and $38,000 to a law firm related to the President and other officers and directors of the Company for the years ended June 30, 2005, 2004, and 2003, respectively, for legal services provided.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
-------------------------------------------------------------------------------

          During the year ended June 30, 2001, the Company rented office space on a month-to-month basis from the lawfirm owned by the President and other officers and directors of the Company without a formal lease agreement. On
July 1, 2001 the Company entered into a sublease agreement with this affiliated entity requiring rental payment of $3,292 per month, which expired April 30, 2004. As part of this agreement the affiliated entity, at the Company's request, rented an additional 1,800 square feet of office space contiguous with the Company's offices. In November 2003, the Board of Directors approved a new sublease with the affiliated entity to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014. The Company's rent share is currently $8,327 per month and subject to annual increases as per the master lease agreement between the landlord and the lawfirm of Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company. The Company is presently utilizing 37% of the rented space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, subject to annual increases as per the master lease agreement between the landlord and the affiliated entity. In the event that more space is utilized, the percentage of the total rent shall be increased accordingly. Until the Company utilizes the additional space, the affiliated entity sublets the additional space to unaffiliated tenants. In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the affiliated entity for the additional rent due. During the years ended June 30, 2005, 2004 and 2003 the Company paid the affiliated entity approximately $0, $2,200, and $3,500, respectively, relating to this space. Rent expense under the lease amounted to $84,226, $101,116, and $59,290 for the years ended June 30, 2005, 2004, and 2003, respectively.

            In addition, the Company was also obligated to pay for its share of overhead expense as noted in the above lease agreement. Under the agreement which expired April 30, 2004, minimum overhead cost payments were $7,333 per month. Under the extended lease agreement, the current minimum amount is now $3,000 a month, and the Company is also required to reimburse the affiliated entity for certain office and salary costs. Overhead costs and reimbursed office and salary expenses amounted to $56,664, $62,840 and $84,989 for the years ended June 30, 2005, 2004 and 2003, respectively.

            Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with another entity in which an officer and director of the Company has a financial interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice. Rent expense under the lease amounted to $47,576 and $43,123 for the years ended June 30, 2005 and 2004, respectively.

            Total occupancy costs under the above lease and overhead cost reimbursement agreements amounted to $188,466, $207,079, and $144,279 for the years ended June 30, 2005, 2004 and 2003, respectively.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


            The future minimum rental and overhead payments for each of the next five years and in the aggregate thereafter are as follows:


      Year Ending
        June 30                Rent           Overhead     Total Occupancy
     -------------        -------------      -----------   _______________

      2006                $     144,661        $  36,000   $  180,661
      2007                      146,105           36,000      182,105
      2008                      147,599           36,000      183,599
      2009                      150,055           36,000      186,055
      2010                      156,202           36,000      192,202


       Thereafter               575,430          138,000      713,430
                          -------------      -----------     -----------

                          $   1,320,052      $   318,000   $ 1,638,052
                          =============      ===========   ===========


15.    Commitments and Contingencies
       -----------------------------

         Interest Rate Swap
         ------------------

            On June 11, 2001, the Company entered into an interest rate swap transaction for $15,000,000 notional amount with a bank which expired June 11, 2003 and on February 11, 2003, the Company entered into another interest rate swap transaction for $5,000,000 notional amount with the same bank which expired February 11, 2005. These swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt and settle the 11th day of each month. These swap transactions provided for a fixed rate of 4.95%, and 3.56%, respectively for the Company and if the floating one month LIBOR rate fell below the fixed rate then the Company was obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate the bank is obligated to pay the Company for the differences in rates. For the twelve months ended June 30, 2005, 2004, and 2003, Elk incurred additional interest expense of $5,551, $47,795 and $507,436, respectively, due to the fluctuation of interest rates, under these agreements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------



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

            From October 2001 through December 2002, the Company entered into employment agreements with five other executives of the Company which calls for a minimum aggregate base salary, including minimum bonus, of approximately $462,000 per annum plus discretionary bonuses. The agreements also call for annual increases in base salary. These employment agreements expire between October 2006 and June 2008, but will be automatically renewed for an additional five (5) years unless either the Company or the executives give notice of non-renewal.


16.    Defined Contribution Plan
       -------------------------

            The Company maintains a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 2005, 2004 and 2003, contributions amounted to $127,376, $116,610, and $86,443, respectively.


17.    Stock Option Plans
       ------------------

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


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------




            Under the plan, each stock option granted will have an exercise price equal to at least the market value of the common stock on the grant date for all other employees, but 110% of market value for employees/stockholders who own more than 5% of the common stock. In January 1999, the Company granted 100,000 options to certain key employees at an exercise price ranging from $8.878 to $9.7625 per share which equaled market values at the dates of grant. In January 2004, 30,000 options expired. During the year ended June 30, 2005, 70,000 options were canceled and 33,800 options were granted with exercise prices ranging from $4.50 to $4.95 per share. No options were granted during the years ended June 30, 2004, or 2003.

         Non-Employee Directors Stock Option Plan
         ----------------------------------------

            On August 31, 1999, the Company adopted a Non-Employee Directors Stock Option Plan (the "Plan") with an aggregate of 75,000 options authorized for issuance. During January 2002, the Board of Directors and shareholders approved an amendment to the Plan to increase the aggregate of options authorized for issuance to 125,000 and to provide for automatic grants of options upon re-election of eligible directors. This amendment is still subject to the approval of the Securities and Exchange Commission. The Plan provides that options may be granted to attract and retain qualified persons to serve as directors of the Company. Options granted under this Plan are exercisable twelve months from the date of grant and expire five years from the date of grant. In addition, the option price will not be less than the market value of the common stock on the grant date. In August 1999, the Company granted 22,224 options to four directors at an exercise price of $9.00 per share.
In January 2000, the Company granted an additional 11,112 options to two directors at an exercise price of $9.00 per share. During the year ended
June 30, 2002, 11,112 of these options were terminated. In September 2003, the Company granted 10,917 options to a newly eligible director at an exercise price of $4.58 per share. During the year ended June 30, 2005, 22,224 options granted to four Directors expired and 36,040 options were automatically granted with exercise prices ranging from $4.99 to $6.25 per share. There were no options granted for the year ended June 30, 2003.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

            A summary of Stock Option Plan's transactions in fiscal periods 2005, 2004 and 2003 is as follows:

                                                                                Options Outstanding
                                                                      -------------------------------
                                                                                                         Weighted
                                                                                                          Average
                                                                     Available for       Number of      Exercise Price
                                                                        Options           Shares          Per Share
                                                                   ----------------     ---------        -----------

Options outstanding at June 30, 2003 and 2002                           152,776           122,224           $9.12


  Granted                                                               (10,917)           10,917           $4.58
  Canceled                                                                    -                 -               -
  Expired                                                                30,000           (30,000)          $9.76
  Exercised                                                                   -                 -              -
                                                                        -------          ---------

Options outstanding at June 30, 2004                                    171,859           103,141           $8.45

  Granted                                                               (69,840)           69,840           $5.13
  Canceled                                                               70,000           (70,000)          $8.88
  Exercised                                                              22,224           (22,224)          $9.00
                                                                        -------           -------

Options outstanding at June 30, 2005                                    194,243            80,757           $5.06
                                                                      =========          =========

            The following table summarizes information about the stock options outstanding under the Company's option plans as of June 30, 2005:

                Options Outstanding                        Options Exercisable
                -------------------                        -------------------
                                        Weighted
                         Number         Average        Weighted      Number
    Range of          Outstanding       Remaining      Average      Exercisable          Weighted
    Exercise          at June 30,      Contractual     Exercise     at June 30,          Average
    Prices               2005            Life          Price           2005            Exercise Price
  -------------          ----       --------------     ---------    -------------      --------------

   $4.50-$4.95          33,800          4.33 years     $4.68         33,800              $4.68
     $4.58              10,917          3.24 years     $4.58         10,917              $4.58
     $4.99              20,040          4.17 years     $4.99              -                  -
     $6.25              16,000          4.54 years     $6.25              -                  -
 -----------           --------                                      -------

  $4.50-$6.25           80,757          4.20 years     $5.06         44,717              $4.66
  ===========         =========                                      ======


            Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the year ended June 30, 2005:

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------




                          Risk-free rate                    5.00%
                          Dividend yield                    0.00%
                          Volatility factor                  .27
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

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended June 30, 2005 is as follows:



                                             2005           2004        2003
                                             ----           ----        ----


Net loss available to common
shareholders as reported                   $ (224,726)     $(704,683)   $57,714

Deduct: stock-based compensation
expense determined under fair value
method                                        (66,028)          -           -
                                             __________      ________   _______

Pro forma net loss available
to common shareholders                      $ (290,754)     $(704,683)   $57,714


Net loss per common share:

      Basic      -as reported                $ (0.11)       $(0.35)       $0.03
                  -pro forma                 $ (0.14)       $(0.35)       $0.03
      Diluted    -as reported                $ (0.11)       $(0.35)       $0.03
                  -pro forma                 $ (0.14)       $(0.35)       $0.03



Since no options vested during the years ended June 20, 2004 and 2003, there is no pro forma net (loss) income or (loss) income per share effect disclosed for those years.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------




18.    Quarterly Financial Data (Unaudited)
       ------------------------------------

         For the year ended June 30, 2005:

                                            First         Second          Third          Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------

Investment income                        $ 1,281,134    $ 1,267,191    $ 1,393,656    $ 2,190,085

Operating income (loss)                       89,188       (326,432)       41,808         285,289

Income (loss) before taxes                    87,177       (326,558)       74,637         285,229

Net (loss) available to
common shareholders                              337       (411,615)      (14,075)         200,627


Net income (loss) per common share:

    Basic                                    0.00          (0.20)            (0.01)         0.09

    Diluted                                  0.00          (0.20)            (0.01)         0.09

    For the year ended June 30, 2004:

                                            First         Second          Third          Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------

Investment income                        $ 1,460,900    $ 1,411,961    $ 1,428,311    $ 1,338,320

Operating income (loss)                     (107,856)      (193,069)       (22,770)         2,647

Loss before taxes                           (107,856)      (193,069)       (47,517)        (2,240)

Net income (loss) available to
  common shareholders                       (202,773)      (278,191)      (135,998)       (87,721)

Net income (loss) per
  common share:

    Basic                                   (0.10)         (0.14)          (0.07)         (0.04)

    Diluted                                 (0.10)         (0.14)          (0.07)         (0.04)


AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------




19.     Subsequent Event
        ----------------

        Private Offering

        In July 2005, the shareholders of the Company approved the private offering of the Company's common stock, $.0001 par value, at a fixed purchase price of no les than book value to a limmited of "accredited investors," as that term is defined in Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. Additionally, for evey four (4) shares of common stock purchased, the Company will issuet to the inbvestor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of common stock at an exercise price to be fixed at a specified dollar amount that is 110% of the purchase price of the shares. The Company proposes to raise aggregate gross proceeds between a minimum of $3,000,000 and up to a maximum to $10,000,000.

SBA Audit

     On August 29 2005, the Company received a letter from the US Small Business Administration together with a copy of the Examination Report for the period ended March, 31, 2004. The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA's final written approval, and
(2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA's prior written approval. The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in the loan documents to a different borrower. Management has already rsponded to the SBA in writing concerning the findings, and Management recently met with the SBA in an effort to resolve these findings in a timely manner.

     The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for permissions from the SBA prior to completion of the loan in question, had obtained an indication of approval and SBA was in the process of taking the steps to obtain formal written approval for the transaction. The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed "associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with SBA at the time to obtain SBA's approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain SBA's written approval to the transactions.
The Company believes that it has adequate explanations for the use of proceeds issue on the third party loan and the prepayment issue.

     The Company believes that the tone of the meeting with SBA to reach resolution of the issues on these matters was positive and the Company anticipates a speedy resolution by the SBA. Neither the Company nor its counsel, however, can predict when these matters will be resolved, or the manner in which they will be resolved. The Company believes that the resolution of these matters with SBA will not have any material adverse financial or regulatory consquences to the Company.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
SCHEDULE OF LOANS


June 30, 2005
--------------------------------------------------------------------------------


                                                         Number of                       Maturity Dates       Balance
                     Type of Loan                          Loans       Interest Rates      (in Months)      Outstanding
                     ------------                          -----       --------------      -----------      -----------


Chicago:
  Taxi medallion                                            474          4 - 13.9%           1 - 175        $ 23,881,163
New York City:
  Taxi medallion                                             23           5 - 7.50%          4 - 30            8,203,726
  Radio car service                                          11          11 - 12%            2 - 18               60,497
Miami:
  Taxi medallion                                             64          7.25 - 12%          1 - 84            3,202,985
Boston:
  Taxi medallion                                             22          6.75 - 9%           1 - 36            2,843,964
                                                                                                               ---------

                                                                                                              38,192,235
                                                                                                              ----------

Other loans:
  Laundromat                                                 22           6 - 14%            1 - 111           4,187,498
  Commercial construction                                     4         12.75-13.50%          6-11             1,638,701
  Restaurant/food service                                    12          9 - 12%            15 - 81            1,334,532
  Broadcasting/telecommunications                             1             10.50%            180                810,000
  Dry cleaner                                                18            5.5 - 13%         1- 72               741,633
  Food Market                                                 2             12.50%          34 - 108             645,432
  Real estate holding                                         2          8.5 - 10.5%         49-56               623,333
  Moving company                                              1             12%                45                500,000
  Oil distributor                                             1             12%                80                496,571
  Debt collection                                             2             6-7%              72-84              460,857
  Trucking company                                            1             11%                105               450,000
  Black car service (real property)                           2             8.50%              13                449,598
  Florist                                                     1            7.25%               21                302,962
  Taxicab advertising                                         1             10%                41                285,668
  Auto sales                                                  2           7 - 12%              19                241,578
  Retirement home                                             1             14%                73                190,181
  ATM manufacturer & distributor                              1             12%                46                149,565
  Taxicab distributor                                         1              6%                24                118,755
  Car wash/auto center                                        1              9.25%             30                 77,405
  Miscellaneous                                               1             13.00%             12                 53,000
  Nail salon and spa                                          1              9%                52                 45,947
  Software company                                            3              8%                20-42              41,307
  Computer services                                           1             9.5%               10                 23,39

                                                                                                              13,867,919
                                                                                                           -------------

        Total loans receivable                                                                                52,060,254

less unrealized depreciation on loans receivable                                                                (150,000)
                                                                                                           -------------

        Loans receivable, net                                                                              $  51,910,254
                                                                                                           =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.