Form 10-Q
period 2005-09-30
AMERITRANS CAPITAL CORP
filed 2005-11-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q
  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005 or
  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________

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

  The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2005: 2,045,600

                AMERITRANS CAPITAL CORPORATION
                         FORM 10-Q

                     Table of Contents

PART I. FINANCIAL INFORMATION	                                             1

ITEM 1. FINANCIAL STATEMENTS	                                             1

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES	                             1

Consolidated Balance Sheets	                                             1

Liabilities And Stockholders' Equity	                                     2

Consolidated Statements Of Operations	                                     3

Consolidated Statements Of Cash Flows	                                     4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                             5

Organization and Principal Business Activity	                             5

Income Taxes	                                                             6

Loan Valuations                                                              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS	                                            12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           17

ITEM 4. CONTROLS AND PROCEDURES	                                            19

PART II. OTHER INFORMATION	                                            21

ITEM 1.LEGAL PROCEEDINGS	                                            21

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS	                    21

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K	                                    21

EXHIBIT INDEX	                                                            21

(a) Exhibits	                                                            21

(b) Reports on Form 8-K	                                                    22

SIGNATURES	                                                            23

EXHIBIT 31.1	                                                            24

EXHIBIT 32.1	                                                            25



  (All other items omitted from Part II are inapplicable)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

      	September 30, 2005 (Unaudited) and June 30, 2005


                                     ASSETS
                                   September 30, 2005           June 30, 2005

  Loans receivable                     $51,503,498              $52,060,254
  Less: unrealized
  depreciation on
  loans receivable                        (150,000)                (150,000)

  Loans receivable, net                 51,353,498               51,910,254

  Cash and cash equivalents                634,524                  327,793

  Accrued interest receivable, net
  of unrealized depreciation of
  $92,000 and $30,500, respectively        677,981                  756,701


  Assets acquired in satisfaction
  of loans                                 384,528                  384,528


  Receivables from debtors on sales of
  assets acquired in satisfaction
  of loans                                 414,475                  455,184


  Equity securities                        857,364                  908,457

  Furniture, equipment and leasehold
  improvements, net                        312,957                  329,573

  Medallions Under Lease                 2,224,701                2,282,201

  Prepaid expenses and other assets        543,462                  531,904

               TOTAL ASSETS            $57,403,490              $57,886.595



The accompanying notes are an integral part of these financial statements.

    AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

      September 30, 2005 (Unaudited) and June 30, 2005

           LIABILITIES AND STOCKHOLDERS' EQUITY


                                    September 30,2005        June 30, 2005

  LIABILITIES
    Debentures payable to SBA          $12,000,000          $12,000,000

    Notes payable, banks                29,650,652	     29,770,652

    Accrued expenses and other
    liabilities                    	   497,786		604,942

    Accrued interest payable               126,860	  	256,285

        Dividends payable                   84,375               84,375

            TOTAL LIABILITIES           42,359,673	     42,716,254


  COMMITMENTS AND CONTINGENCIES(Notes 3,4 and 5)
  STOCKHOLDERS' EQUITY
    Preferred stock 500,000
     shares authorized, none issued
     or outstanding                              -                    -

  9 3/8% cumulative participating
      callable preferred stock $.01 par
      value, $12.00 face value, 500,000
      shares authorized; 300,000 shares
      issued and outstanding             3,600,000            3,600,000

   Common stock, $.0001 par value:
      5,000,000 shares authorized;
      2,045,600 shares issued,
      2,035,600 outstanding                    205                  205

     Additional paid-in-capital         13,869,545           13,869,545
     Accumulated deficit                (2,202,565)	     (2,127,134)
     Accumulated other
      comprehensive loss            	  (153,368)	       (102,275)

                                        15,113,817           15,240,341

    Less: Treasury stock, at cost,
      10,000 shares of common stock        (70,000)             (70,000)

       TOTAL STOCKHOLDERS' EQUITY    	15,043,817	     15,170,341

       TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY     $57,403,490          $57,886,595


     The accompanying notes are an integral part of these financial statements.

      AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS


For the Three Months Ended September 30, 2005 and 2004
                        (Unaudited)

                                Three Months   Three Months
                                    Ended           Ended
                                   Sept 30,       Sept 30,
                                     2005            2004
  INVESTMENT INCOME
   Interest on loans receivable    $1,149,783     $1,129,057
   Fees and other income               82,301	     100,540
   Leasing income                      49,468	      51,537
      TOTAL INVESTMENT INCOME       1,281,552	   1,281,134


  OPERATING EXPENSES
    Interest                          539,273	     382,156
    Salaries and employee benefits    276,238	     262,664
    Occupancy costs                    54,716	      49,183
    Professional fees                  69,812	     135,564
    Other administrative expenses     281,789	     245,468
    Loss and impairments on
    assets acquired in
       satisfaction of loans, net       3,000         10,393
    Foreclosure expenses                2,208	       5,000
    Write off and depreciation
       on interest and loans
       receivable                      35,848        101,518
       TOTAL OPERATING EXPENSES     1,262,884      1,191,946
          OPERATING INCOME             18,668         89,188

  OTHER EXPENSE
Equity in loss of investee              -             (2,011)

 TOTAL OTHER EXPENSE                 	    -         (2,011)
 INCOME BEFORE PROVISION
    FOR INCOME TAXES                   18,668         87,177

  PROVISION FOR INCOME TAXES        	9,724	       2,465
  NET INCOME                        $   8,944      $  84,712
  DIVIDENDS ON PREFERRED STOCK      $ (84,375)     $ (84,375)
  NET (LOSS) INCOME AVAILABLE TO
   COMMON SHAREHOLDERS              $ (75,431)     $     337

WEIGHTED AVERAGE SHARES OUTSTANDING

  - Basic                            2,035,600      2,035,600
  - Diluted                          2,035,600      2,035,600

  NET LOSS PER COMMON SHARE
  - Basic                           $    (0.03)    $    (0.00)
  - Diluted                         $    (0.03)    $    (0.00)


The accompanying notes are an integral part of these financial statements

        AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the three Months Ended September 30, 2005 and 2004 (Unaudited)

                                         	    	     March 31,        March 31,
                                           	                2005             2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net income						    $	  8,944	  $  	84,712
Adjustments to reconcile net income to net cash
	provided by (used in) operating activities:
	Depreciation and amortization				 31,735		39,888
	Equity in loss of investee				-	   	 2,011
Change in operating assets and liabilities:
	Changes in unrealized depreciation on loans
	  receivable and accrued interest receivable		(34,500)	56,319
		Accrued interest receivable			113,220	       201,238
		Prepaid expenses and other assets		(21,893)      (119,352)
		Accrued expenses and other liabilities	       (107,156)	(7,796)
		Accrued interest payable		       (129,425)       (99,706)
		                                               _________      __________

                        TOTAL ADJUSTMENTS                      (148,019)        72,602

                                                               _________        ________
			NET CASH (USED IN) PROVIDED BY
	 		  OPERATING ACTIVITIES		       (139,075)       157,314
                                                               _________       ________
CASH FLOWS FROM INVESTING ACTIVITIES

	Loans receivable					556,756	     1,576,888
	Assets acquired in satisfaction of loans		-	       377,231
	Receivables from debtors on sales of assets
	     acquired in satisfaction of loans			 40,709	       388,358
	Proceeds from sale of Medallion				 57,500		-
	Purchases of equity securities				-	       (54,153)
	Capital expenditures					 (4,784)	-
		                                               __________     __________

NET CASH PROVIDED BY INVESTING ACTIVITIES			650,181	     2,288,324
		                                               __________    ___________
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from notes payable, banks			500,000	     6,310,000
	Repayments of notes payable, banks		       (620,000)    (8,360,000)
	Dividends paid						(84,375)       (84,375)
		                                               __________    ___________

      NET CASH USED IN FINANCING ACTIVITIES		       (204,375)    (2,134,375)
                                                               __________    ___________

	NET INCREASE IN CASH AND CASH EQUIVALENTS		306,731	       311,263

CASH AND CASH EQUIVALENTS - Beginning				327,793	       416,600

CASH AND CASH EQUIVALENTS - Ending			   $	634,524	       727,863
		                                              ____________    __________
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING ACTIVITIES
	Unrealized loss on equity securities
	   arising during the period			   $    (51,093)    $	(5,448)



The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting
Policies

        Financial Statements

         The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans" or the "Company") as of September 30, 2005, and the related consolidated statements of operations and cash flows for the three months ended September 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of the Company ("Management"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Commission.

Organization and Principal Business Activity

         Ameritrans, a Delaware corporation, is a specialty finance company that through its subsidiary, Elk Associates Funding Corp. ("Elk"), makes loans primarily to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets. Ameritrans is a regulated investment company as defined in the Internal Revenue Code (the "Code").

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



Income Taxes

          The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the "Code". A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a Company must payout at least ninety percent (90%) of its net taxable investment income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal year 2006, the Company intends to make the required distributions to its stockholders in accordance with the applicable tax code.

         The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities. Such taxes and fees are reported as "provisions for income taxes" and reflected in each of the periods presented.

        Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised. For the periods presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

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

         Unrealized depreciation in loan values has generally been caused by specific events related to credit risk. Loans are considered "non-performing" once they become 90 days past due as to principal or interest. These past due loans are periodically evaluated by Management and if, in the judgment of management, the amount is not collectible and the fair value of the collateral exceeds the loan balance at the date of valuation, the Company makes no write-down of the loan amount.

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

2.      Medallions

          During the year ended June 30, 2004, Elk transferred Chicago taxicab medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries. The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and Chicago.

The subsidiaries in turn, lease these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms. The weekly leases, which include both medallions and automobiles, are with individuals and automatically renew each week, up to a maximum period of 157 weeks, but may be terminated by the lessee at the conclusion of any weekly period. These weekly leases also include an option for the lessee to purchase either the medallion or automobile, at an amount defined in the agreement, at any time throughout the term of the lease, with credit given for a portion of the lease payments towards the purchase price. As of September 30, 2005, no purchase options had been exercised. The long-term medallion leases have been made with taxicab companies, expire from December 31, 2005 through February 28, 2006, and may be canceled by either party upon forty-five (45) days advance written notice.

Leasing income under all medallion and taxi cab leases for the three (3) months ended September 30, 2005 was $49,468.

         During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions. During the quarter ended September 30, 2005, one medallion with a carrying value of $57,500 was sold.

3.      Debentures Payable to SBA

At September 30, 2005 and June 30, 2005, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date        Due Date           Effective        9/30/05 amd 6/30/05
                                    Interest Rate     Principal Amount
_____________________________________________________________________

July 2002       September 2012      4.67% (1)        $    2,050,000
December 2002   March 2013          4.63% (1)             3,000,000
September 2003  March 2014          4.12% (1)             5,000,000
February 2004   March 2014          4.12% (1)             1,950,000
                                                          _________
                                                     $   12,000,000


(1) Elk is required to pay an additional annual user fee of 0.866% on these debentures.

         Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

        SBA Commitment

          In January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee will be deducted pro rata as the commitment proceeds are drawn down. A 1% non-refundable commitment fee of $120,000 was paid by Elk in 2002 at the time the $12,000,000 commitment was obtained. In February 2004, Elk made the final draw down under this commitment.

4.      Notes Payable to Banks

         At September 30, 2005 and June 30, 2005, Elk had loan agreements with three banks for lines of credit aggregating $40,000,000. At September 30, 2005 and June 30, 2005,
$29,650,652 and $29,770,652 respectively, were outstanding under these lines. The loans, which mature at various dates between December 31, 2005 and January 31, 2006, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%.

         Upon maturity, Elk anticipates that the banks will extend these lines of credit for another year, as has been their practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit. Pursuant to the SBA agreement and an "intercreditor agreement" among the lending banks, the SBA agreed to subordination in favor of the banks, provided that the Company maintains certain debt levels based on performance of its portfolio.

5.      Commitments and Contingencies

        Interest Rate Swaps

         On October 14, 2005, Elk entered into two interest rate swap transactions both for $5,000,000 with a bank, which expire October 15, 2007 and October 14, 2008, respectively. Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007 provided for a fixed rate of 6.20% for Elk, and the swap transaction expiring October 14, 2008 provided for a fixed rate of 6.23% for Elk. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company's floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the differences in rates.

6.	Comprehensive Income (Loss)

         Total comprehensive income (loss) for the three-month periods ended September 30, 2005 and 2004, after considering other comprehensive income (loss) including unrealized losses on marketable securities of ($51,093) and ($5,448) was ($42,149) and $79,264, respectively.

7.      Other Matters

Quarterly Dividend

          The Company has declared and paid the quarterly dividend on the Company's 9 3/8 Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on September 20, 2005 on the Participating Preferred Stock for the period July 1, 2005 through September 30, 2005, payable on October 17, 2005 to all holders of the Participating Preferred Stock of record as of September 30, 2005.

Stock Offering

        On July 29, 2005, Ameritrans commenced a private offering of Common Stock with warrants to "accredited investors," as that term is defined in Rule 501 of Regulation D promulgated under the 1933 Act (the "Offering"). The shares of Common Stock are offered at a price no less than book value as of the date of the Offering. For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock of the Company at an exercise price equal to 110% of the purchase price of the Shares. On October 26, 2005, the Company extended the Offering until January 25, 2006. The
Board of Directors and Management believe that raising additional capital pursuant to a private offering will allow the Company to expand its investment portfolio and diversify the Company's investments beyond the SBA-regulated loans and investments of Elk. This diversification will provide the Company with the flexibility to participate in a wide range of investment opportunities. This private offering was approved by the requisite vote of shareholders on July 21, 2005.

SBA Matter

          On August 29, 2005, the Company received a letter from the US Small Business Administration together with a copy of the Examination Report for the period ended March 31, 2004. The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA's final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA's prior written approval.
The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower. Management has already responded to the SBA in writing concerning the findings, and management recently met with the SBA in an effort to resolve these findings in a timely manner.

          The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for permission from SBA prior to completion of the loan in question, had obtained an indication of approval and SBA was in the process of taking the steps to obtain formal written approval for the transaction. The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed
"associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with SBA at the time to obtain SBA's approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain SBA's written approval to the transactions.
The Company believes that it has adequate explanations for the use of proceeds issue on the third party loan and the prepayment issue.

          The Company believes that the tone of the meeting with SBA to reach resolution of the issues on these matters was positive and the Company anticipates a speedy resolution by the SBA.
Neither the Company nor its counsel, however, can predict when these matters will be resolved, or the manner in which they will be resolved. The Company believes that the resolution of these matters with SBA will not have any material adverse financial or regulatory consequences to the Company.
Chicago Medallion Sales

	At September 30, 2005 Elk had one executed contract with
one (1) purchaser to purchase a total of five (5) Chicago
medallions: one (1) being foreclosed and four (4) being sold by one of Elk's subsidiaries, EAF Enterprises LLC. As part of the purchase contract, Elk agreed to finance the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon
principal payment at the maturity date.   As of October 1, 2005,
Elk executed an additional contract with the same principal
purchaser to sell an additional five (5) Chicago medallions being foreclosed on essentially the same terms and conditions as previously described.  On October 24, 2005, Elk signed an
additional contract with a different purchaser to purchase six (6) Chicago medallions being foreclosed. In connection with this sale, Elk agreed to finance the entire purchase price, but the purchaser is paying the applicable transfer tax from its own funds. The purchaser is also supplying its own taxi vehicles as part of this transaction. The financing term of the loan is a sixty (60) month period based upon a 120 month amortization schedule with a balloon principal payment due at the end of the sixty (60) month
period.   This purchaser is also interested in purchasing an
additional six (6) Chicago medallions being foreclosed on the same terms and conditions. The parties are presently working on obtaining an additional executed contract of sale.

	New Accounting Standards

          In December 2004, the Financial Accounting Standards
Board ("FASB") issued the SFAS No. 123(R), "Share-Based
Payment" ("SFAS 123(R)"), which replaced SFAS No. 123,
"Accounting for Stock-Based Compensation," and superseded
APB Opinion 25, "Accounting for Stock Issued to Employees."
SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123R to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will not have a material impact on its financial position on results of operations and earnings per share.

         Also in December 2004, the FASB issued Statement No.
153, "Exchanges of Nonmonetary Assets," SFAS No. 153 which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its financial position.

         In June 2005, the FASB issued Statement No. 154,
"Accounting Changes and Error Corrections," ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

          The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, filed by the Company on September 28, 2005 which is available on the Company's web site at www.ameritranscapital.com.

Critical Accounting Policies

          In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies from daily operations, as discussed below:

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

	Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. Elk is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of
1958, as amended (the "1958 Act"). Both Ameritrans and Elk are registered as investment companies under the Investment
Company Act of 1940.

	Elk makes loans to and investments in businesses that qualify under SBA regulations for funding under the Small
Business Investment Act of 1958, as amended. Elk's primary lending activity is to originate and service loans collateralized by the cities of New York, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At September 30, 2005, 74% of Elk's loan portfolio consisted of loans secured by taxi medallions and 26% consisted of loans to other diversified businesses.

	From inception through April 2002, Ameritrans' only activity had been the operations of Elk. In May 2002, Ameritrans began making loans to businesses using the proceeds raised from a public offering, which was completed in April 2002. Since July 2002 Ameritrans has been making equity investments.

	Elk has six (6) wholly-owned subsidiaries: EAF Holding
Corporation, EAF Enterprises LLC, Medallion Auto Management
LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing
III LLC.

	EAF Holding Corporation was formed in 1992, and its sole activity is owning and operating certain real estate assets acquired in satisfaction of loans. EAF Enterprises LLC was formed in June 2003 to take title to some of the Company's remaining Chicago foreclosure medallions, and to thereafter lease them to taxi drivers on a 36-month lease. Medallion Auto Management LLC was formed in June 2003 to own taxi vehicles used primary in conjunction with EAF Enterprises LLC's taxi medallion leasing operation. In order to lease the medallions, Medallion Auto Management LLC was formed to purchase taxi vehicles and lease the vehicles to the operators whereby each operator will own the vehicle for a nominal payment at the end of the term of the lease, or have an option to purchase the vehicle for its then unamortized cost. EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing
III LLC were formed to take title to approximately 35 foreclosed medallions and lease them to large medallion operators.
Results of Operations for the Three Months Ended September
30, 2005 and 2004
Total Investment Income

	The Company's interest income for the three months ended
September 30, 2005 increased $20,726 or 2% to $1,149,783 as
compared to the three months ended September 30, 2004, as a result of an increase in the loan portfolio which was partially offset by a decrease in average interest rates charged on new and modified loans.
Operating Expenses

	Interest expense for the three months ended September 30, 2005 increased $157,117, or 41%, to $539,273 as compared to the three months ended September 30, 2004, due to higher interest rates charged on outstanding bank borrowing as well as higher outstanding banks notes payable. Salaries and employee benefits increased $13,574, or 5%, as compared to the similar period in the prior year. These increases resulted primarily from increases specified in certain officers' employment agreements as well as commissions paid to an employee. Professional fees decreased $65,752, or 48%, as compared to the comparable period in the prior year, due primarily to a reduction in Chicago legal fees. Foreclosure expenses decreased $2,792 or 56% and write off and depreciation of interest and loans receivable decreased $65,670, or 65%, as compared to the similar quarter in the prior year. Both of these decreases reflect the reduction of foreclosures of Chicago medallion loans. Other administrative expenses increased $36,321 or 15% as compared to the similar period in the prior year, due primarily to an increase in Chicago service fees and computer expense.

Net Income (Loss)

	Net income decreased from $84,712 for the three months ended September 30, 2004 to $8,944 for the three months ended
September 30, 2005. The decrease in net income between the periods was attributable primarily to an increase in interest expense only partially offset by an increase in interest income. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended September 30, 2005 and 2004.

Financial Condition at September 30, 2005 and 2004

Balance Sheet and Reserves

	Total assets decreased by $483,105 as of September 30, 2005 from $57,886,595 as of June 30, 2005. This decrease was primarily due to lower outstanding loans receivable. In addition, Elk's proceeds from notes payable from banks for the quarter were $500,000 versus $620,000 in repayments made on notes payable from banks. This resulted in a $120,000 decrease in its short-term bank borrowings.

Liquidity and Capital Resources

	The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

	On July 29, 2005, Ameritrans commenced a private offering of Common Stock with warrants to "accredited investors," as that term is defined in Rule 501 of Regulation D promulgated under the 1933 Act (the "Offering"). The shares of Common Stock are offered at a price no less than book value as of the date of the offering. For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock of the Company at an exercise price equal to 110% of the purchase price of the Shares. On October 26, 2005, the Company extended the Offering until January 25, 2006. The Offering was approved by the requisite vote of shareholders on July 21, 2005.

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

	At September 30, 2005, 71% of Elk's indebtedness was represented by indebtedness to its banks and 29% by debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 5.17% to 5.3125%. Elk currently may borrow up to $40,000,000, $10,349,348 of which was available for draw down as of September 30, 2005 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. In addition, during January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, new debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two new debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.

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

	In December 2004, the Financial Accounting Standards
Board ("FASB") issued the SFAS No. 123(R), "Share-Based
Payment" ("SFAS 123(R)"), which replaced SFAS No. 123,
"Accounting for Stock-Based Compensation," and superseded
APB Opinion 25, "Accounting for Stock Issued to Employees."
SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123R to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will not have a material impact on its financial position on results of operations and earnings per share.

	Also in December 2004, the FASB issued Statement No.
153, "Exchanges of Nonmonetary Assets," SFAS No. 153 which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its financial position.

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

	There were no changes to the Company's internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

	This report, including, but not limited to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain certain forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements which are not historical in nature, including the words "anticipate," "may," "estimate," "should," "seek," "expect," "plan," "believe," "intend," and similar words, or the negatives of those words, are intended to identify forward-looking statements. Statements which also contain a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements.

	The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-Q, will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that Ameritrans files from time to time with the Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-
K must be considered by any investor or potential investor in Ameritrans.

PART II. OTHER INFORMATION
INFORMATION INCORPORATED BY REFERENCE. Certain information previously disclosed in Part I of this quarterly report on Form 10-Q are incorporated by reference into Part II of this quarterly report on Form 10-Q.

Item 1. Legal Proceedings

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

Item 2 Changes in Securities and Use of Proceeds

None

Item 3 Default upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

As previously disclosed in Part I of this quarterly report on Form 10-Q are incorporated by reference into Part II of this quarterly report on Form 10-Q.

ITEM 6-- Exhibits and Reports on Form 8-K

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which
Exhibit index is incorporated by reference.

Exhibit Index

(a) Exhibits

10.1	Letter Agreement between Israel Discount Bank of New
York and Elk dated November 1, 2005 extending the line of credit.

10.2	Promissory Note dated November 1, 2005 between
Ameritrans and Bank Leumi USA and Letter Agreement dated
November 1, 2005 between aforementioned parties.

31.1	Certification of the Chief Executive and Chief Financial
Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Chief Financial
Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 18, 2005, the Company filed a current report on Form
8-K reporting under Item 8.01 that the Company issued a press release announcing the Company's completion of interest rate swaps.

On September 29, 2005 the Company filed a current report on Form 8-K, reporting under items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the fourth quarter and fiscal year ending June 30, 2005.

(All other items of Part II are inapplicable)


AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated:  November 14, 2005

	By: /s/ Gary C. Granoff
	Gary C. Granoff
	President, Chief Executive Officer and
	Chief Financial Officer


































2


3