Form 10-Q
period 2005-12-31
AMERITRANS CAPITAL CORP
filed 2006-02-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2005 or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 10, 2006: 2,773,220.

                        AMERITRANS CAPITAL CORPORATION
                                   FORM 10-Q


                               TABLE OF CONTENTS


                        AMERITRANS CAPITAL CORPORATION 1


                        PART I. FINANCIAL INFORMATION 1

    CONSOLIDATED BALANCE SHEETS                                                1
    LIABILITIES AND STOCKHOLDERS' EQUITY                                       2
    CONSOLIDATED STATEMENTS OF OPERATIONS                                      3
    CONSOLIDATED STATEMENTS OF CASH FLOWS                                      4
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   5
  ORGANIZATION AND PRINCIPAL BUSINESS ACTIVITY                                 5
  INCOME TAXES                                                                 6
  LOAN VALUATIONS                                                              7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS                                                       12
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           19
  ITEM 4. CONTROLS AND PROCEDURES                                             21

PART II. OTHER INFORMATION                                                    23

  ITEM 1. LEGAL PROCEEDINGS                                                   23
  ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS                            23
  ITEM 3 DEFAULT UPON SENIOR SECURITIES                                       23
  ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  23
  ITEM 5-OTHER INFORMATION                                                    23
  ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K                                   24
  EXHIBIT INDEX                                                               24
    (a) Exhibits                                                              24
    (b) Reports on Form 8-K                                                   27
  SIGNATURES                                                                  28


EXHIBIT 31.1                                                                  29

EXHIBIT 32.1                                                                  30

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2005 (UNAUDITED) AND JUNE 30, 2005

                                    ASSETS



                                                                December 31, 2005   June  30, 2005

Loans receivable                                                    $ 50,750,739    $ 52,060,254
Less: unrealized depreciation on loans receivable                       (225,000)       (150,000)

      Loans receivable, net                                           50,525,739      51,910,254
Cash and cash equivalents                                                518,932         327,793
Accrued interest receivable, net of   unrealized
    deprecation of $36,800 and $59,000, respectively                     771,374         756,701
Assets acquired in satisfaction of  loans                                384,528         384,528
Receivables from debtors on sales of assets acquired
    in satisfaction of loans                                             406,850         455,184
Equity securities                                                        858,985         908,457
Furniture, equipment and leasehold improvements, net                     244,906         329,573
Medallions under lease                                                 2,224,701       2,282,201
Prepaid expenses and other assets                                        386,456         531,904

            TOTAL ASSETS                                            $ 56,322,471    $ 57,886,595






  The accompanying notes are an integral part of these financial statements.

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2005 (UNAUDITED) AND JUNE 30, 2005

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         December 31, 2005        June 30,2005
LIABILITIES
   Debentures payable to SBA                                                $12,000,000            $12,000,000
   Notes payable, banks                                                      25,125,568  	    29,770,652
   Accrued expenses and other liabilities                                       492,214                604,942
   Accrued interest payable                                                     240,139                256,285
   Dividends payable                                                             84,375                 84,375

      TOTAL LIABILITIES                                                      37,942,296             42,716,254

COMMITMENTS AND CONTINGENCIES (Notes 3,4 and 5)
STOCKHOLDERS' EQUITY
   Preferred stock 500,000 shares authorized,
   none issued or outstanding
   9 3/8% cumulative participating callable
   preferred stock $.01 par value, $12.00
   face value, 500,000 shares authorized;
   300,000 shares issued and outstanding                                     3,600,000   	     3,600,000


   Common stock, $0.0001 par value; 5,000,000 shares authorized;
   2,703,220 and 2,045,600 shares issued and 2,693,220 and
   2,035,600 shares outstanding at December 31, 2005 and
   June 30, 2005, respectively                                                     270     		   205



   Additional paid-in-capital                                                17,391,109  	    13,869,545
   Accumulated deficit                                                      (2,334,327) 	   (2,127,134)
   Accumulated other comprehensive loss                                       (206,877)              (102,275)

                                                                             18,450,175  	    15,240,341

   Less:   Treasury stock, at cost, 10,000 shares
	   of common stock              				       (70,000)    	      (70,000)

	      TOTAL STOCKHOLDERS' EQUITY                                     18,380,175  	    15,170,341

	   	TOTAL LIABILITIES AND
		  STOCKHOLDERS' EQUITY                                     $ 56,322,471  	  $ 57,886,595




   The accompanying notes are an integral part of these financial statements.

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 (Unaudited)

                   			Three Months Ended	Three Months Ended	Six Months	Six Months
		  	 		December 31,2005	December 31,2004	  Ended 	  Ended
		                                      		 			 December	 December
							        			 31,2005         31,2004

INVESTMENT INCOME
   Interest on loans receivable            $1,241,722       	    $1,154,708         	$2,391,505      $2,283,765
   Fees and other income                       68,649           	88,687             150,950         189,227
   Leasing income                              46,269           	73,796              95,737         125,333
   (Loss) gain on sale of securities	          -    		       (50,000)       	       -           (50,000)


TOTAL INVESTMENT INCOME                     1,356,640                1,267,191   	 2,638,192       2,548,325


OPERATING
EXPENSES
   Interest                                 586,181          	       441,400           1,125,454          823,156
   Salaries and  employee benefits          282,531         	       293,081             558,769          555 745
   Occupancy Costs                           46,304                     46,434             101,020           95,617

   Professional fees                        146,684                    195,734             216,496          331,298

   Other administrative expenses            227,320                    297,485             509,109          542,953

   Loss and impairments on assets
   acquired in satisfaction of
   loans, NET                                 1,031                     22,154               4,031 	     32,547

   Foreclosure expenses                      12,333                      9,194              14,541           14,194

   Write off and depreciation
   on interest and loans receivable          98,776                    288,541             134,624          390,059




TOTAL OPERATING EXPENSES                      1,401,160              1,593,623            2,664,044        2,785,569

OPERATING LOSS                                  (44,520)              (326,432)             (25,852)        (237,244)


OTHER INCOME (EXPENSE)

Gain on sale of asset acquired                      -                    1,884                  -              1,884
Loss on sale of automobiles                      (2,867)                   -                 (2,867)             -
Equity in loss of investee                         -                    (2,010)                -              (4,021)



TOTAL OTHER EXPENSE NET                          (2,867)                  (126)              (2,867)          (2,137)

LOSS BEFORE PROVISION FOR
INCOME TAXES                                    (47,387)              (326,558)             (28,719)        (239,381)


PROVISION FOR INCOME TAXES                          -                        682              9,724            3,147
NET LOSS                                   $    (47,387)              $ (327,240)           (38,443)        (242,528)


DIVIDENDS ON PREFERRED STOCK               $    (84,375)              $  (84,375)          (168,750)        (168,750)


NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                               $   (131,762)              $ (411,615)         $(207,193)        (411,278)


WEIGHTED AVERAGE SHARES
OUTSTANDING

- Basic                                       2,132,075                2,035,600          2,228,551         2,035,600
-Diluted                                      2,132,075                2,035,600          2,228,551         2,035,600

NET LOSS PER COMMON SHARE

- Basic                                     $ (0.06)                       (0.20)             (0.09)            (0.20)

- Diluted                                   $ (0.06)                       (0.20)             (0.09)            (0.20)


   The accompanying notes are an integral part of these financial statements

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 (Unaudited)

                                                         Six Months Ended            Six Months Ended
                                                         December 31, 2005           December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              $       (38,443)            $    (242,528)
Adjustments to reconcile net loss to net
cash provided by operating activities:

   Depreciation and amortization                                  60,669                    74,601
   Loss on sale of equity securities                                -                       50,000

   (Gain) loss on sale of
   assets and assets acquired                                      2,867                    (1,884)
   Equity in loss of investee                                       -                        4,021

Change in operating assets and liabilities:

   Changes in unrealized depreciation on loans
   receivable and accrued interest receivable                     52,800                   275,019
   Accrued interest receivable                                     7,527                   166,206
   Prepaid expenses and other assets                             124,778                   (37,644)
   Accrued expenses and other liabilities                       (112,728)                   20,949
   Accrued interest payable                                      (16,146)                    4,068

 TOTAL ADJUSTMENTS                                               119,767                   555,336

NET CASH PROVIDED BY OPERATING ACTIVITIES                         81,324                   312,808

CASH FLOWS FROM INVESTING ACTIVITIES
      Loans receivable                                         1,309,515                (2,683,208)
      Assets acquired in satisfaction of loans                       -                     538,319
      Receivables from debtors on sales of
      assets acquired in satisfaction of loans                    48,334                   390,458
      Proceeds from sale of Medallions and Autos                 105,500                      -
      Purchases of equity securities                             (60,000)                  (54,153)
      Proceed from equity securities                               4,880                      -
      Purchase of furniture and equiptment                        (6,209)                     -



NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            1,402,020                 1,808,584)


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable, banks                      5,615,713                17,493,961
       Repayments of notes payable, banks                    (10,260,797)              (15,756,961)
       Dividends paid                                           (168,750)                 (168,750)
       Gross proceeds from stock offering                      3,847,080                     -
       Costs associated with stock offering                     (325,451)                    -


NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (1,292,205)                1,568,250

NET INCREASE IN CASH AND CASH EQUIVALENTS                        191,139                    72,474


CASH AND CASH EQUIVALENTS - Beginning                            327,793                   416,600

CASH AND CASH EQUIVALENTS - Ending                             $ 518,932                   489,074

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES


Unrealized (loss) gain on equity securities                   $ (104,603)               $    7,108
arising during the period
Reclassification adjustment for loss  included                $      -                  $   45,000
in net  loss
Reclassification of assets acquired to                        $      -                  $ (154,633)
receivables from debtors on sales of assets
acquired


 The accompanying notes are an integral part of these financial statements.

                AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Financial Statements


       The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans", or the "Company", "our", "us", or "we") as of December 31, 2005, and the related consolidated statements of operations and cash flows for the three months and six months ended December 31, 2005 and 2004 have been prepared by the Company,without audit, pursuant to the rules and regulations of the
Securities  and Exchange  Commission  (the  "Commission").   Certain
information  and  footnote
disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Board of Directors and management of the Company ("Management" or "Board of Directors"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Commission.

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


       Both Ameritrans and Elk are registered as business development companies, or "BDC's" under the investment Company Act of 1940 and are subject the provisions thereof. In addition, both Ameritrans and Elk have elected to be treated as regulated investment companies, or "RIC's" for purposes under the Internal Revenue Code (the "Code").


       Additionally, Elk, a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended.

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

      Loan Valuations

       The Company's loan portfolio is carried at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company (the "Board of Directors"). In determining the fair value, the Board of Directors, with Management's participation, considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. The Board of Directors has determined that the fair value of the loans approximates cost less unrealized depreciation.


       Unrealized depreciation in loan values has generally been caused by specific events related to credit risk. Loans are considered "non-performing" once they become 90 days past due as to principal or interest. These past due loans are periodically evaluated by the Board of Directors, with Management's participation, and if, in the judgment of the Board of Directors, the amount is not collectible and the fair value of the collateral exceeds the loan balance at the date of valuation, the Company makes no write-down of the loan amount.


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

       The subsidiaries in turn, lease these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms. The weekly leases, which include both medallions and automobiles, are with individuals and automatically renew each week, up to a maximum period of 157 weeks, but may be terminated by the lessee at the conclusion of any weekly period. These weekly leases also include an option for the lessee to purchase either the medallion or automobile or both, at an amount defined in the agreement, at any time throughout the term of the lease, with credit given for a portion of the lease payments towards the purchase price. As of September 30, 2005, no purchase options had been exercised. The long-term medallion leases have been made with taxicab companies, expire from December 31, 2005 through February 28, 2006, and may be canceled by either party upon forty-five (45) days advance written notice.


       Leasing income under all medallion and taxi cab leases for the three (3) months and six (6) months ended December 31, 2005 was $46,269 and  $95,737 respectively.


       During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions. During the quarter ended September 30, 2005, one medallion with a carrying value of $57,500 was sold.


3.      DEBENTURES PAYABLE TO SBA


       At December 31, 2005 and June 30, 2005, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:


  ISSUE DATE      DUE DATE      EFFECTIVE             12/31/05 AND 6/30/05
                              INTEREST RATE            PRINCIPAL AMOUNT
               <        C>
  July 2002    September 2012      4.67%(1)            $      2,050,000
December 2002    March 2013        4.63%(1)                   3,000,000
September 2003   March 2014        4.12%(1)                   5,000,000
February 2004    March 2014        4.12%(1)                   1,950,000
                                                        $    12,000,000

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

      SBA Commitment

        In January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued by the Company on or prior to September 30, 2006. A 2% leverage fee is to be deducted pro rata as the commitment proceeds are drawn down. A 1% non-refundable commitment fee of $120,000 was paid by Elk in 2002 at the time the $12,000,000 commitment was obtained. In February 2004, Elk made the final draw down under this commitment.

4.      NOTES PAYABLE TO BANKS


       At December 31, 2005 and June 30, 2005, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000 and $40,000,000 respectively. On December 19, 2005, the Company voluntarily reduced the credit line with one bank from $8,000,000 to $4,000,000. At December 31, 2005 and June 30, 2005, $25,125,568 and $29,770,652 respectively, were outstanding under these lines. The loans, which mature at various dates between various dates through December 31, 2006 and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates minus 0.5%.


       Elk anticipates that upon maturity of the loans, the banks will extend these lines of credit for another twelve (12) months, as has been their practice in previous years. Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit. Pursuant to the SBA agreement and an "intercreditor agreement" among the lending banks, the SBA agreed to subordination in favor of the banks, provided that the Company maintains certain debt levels based on performance of its portfolio.


5.      COMMITMENTS AND CONTINGENCIES


      Interest Rate Swaps


       On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each which expire October 15, 2007 and October 14, 2008, respectively. Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007 provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company's floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.

6.    COMPREHENSIVE INCOME (LOSS)

       Total comprehensive income (loss) for the three-month periods ended December 31, 2005 and 2004, after considering other comprehensive income (loss) including unrealized losses on marketable securities of ($53,510) and $12,556 was ($100,897), and ($314,684), respectively.

        Total comprehensive income (loss) for the six-month periods ended December 31, 2005 and 2004, after considering other comprehensive income (loss) including unrealized losses on marketable securities of ($104,603) and ($7,108) was ($143,046) and ($235,420), respectively.

7.      OTHER MATTERS

Quarterly Dividend

        The Company has declared and paid the quarterly dividend on the Company's 9 3/8 Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on December 20, 2005 on the Participating Preferred Stock for the period October 1, 2005 through December 31, 2005, payable on January 16, 2006 to all holders of the Participating Preferred Stock of record as of December 31, 2005.

Stock Offering

      On July 29, 2005, Ameritrans commenced a private offering of Common Stock with warrants to "accredited investors," as that term is defined in Rule 501 of Regulation D promulgated under the 1933 Act (the "Offering"). The shares of Common Stock are being offered at a price no less than book value as of the date of the Offering. For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock of the Company at an exercise price equal to 110% of the purchase price of the Shares. This Offering was previously approved by the requisite vote of shareholders. The Offering is for maximum gross proceeds totaling $10 million.


      The Offering period will expire on March 31, 2006. The Board of Directors believe that raising additional capital pursuant to a private offering will allow the Company to expand its investment portfolio and diversify the Company's investments beyond the SBA-regulated loans and investments of Elk. This diversification will provide the Company with the flexibility to participate in a wide range of investment opportunities.


      As of December 31, 2005, the Company issued 657,620 shares for gross proceeds totaling $3,847,080, ($3,521,629 net of expenses). A total of 164,405 warrants to purchase shares of Common Stock were issued. Since December 31, 2005, the Company issued an additional 70,000 shares for additional gross proceeds totaling $409,500. To date, the Company has raised approximately $3,891,676, net of expenses.

SBA Matter

        On August 29, 2005, the Company received a letter from the SBA together with a copy of the Examination Report for the period ended March 31, 2004. The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA's final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA's prior written approval. The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and a prepayment provision contained in loan documents to a different borrower. Management has already responded to the SBA in writing concerning the findings, and is currently waiting for a written response from the SBA.

        The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for permission from the SBA prior to completion of the loan in question, had obtained an indication of approval and the SBA was in the process of taking the steps to obtain formal written approval for the transaction. The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed "associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with the SBA at the time to obtain the SBA's approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain the SBA's written approval to the transactions. The Company believes that it has adequate explanations for the use of proceeds issue on the third party loan and the prepayment issue.

Chicago Medallion Sales

    At September 30, 2005 Elk had one executed contract with one (1) purchaser to purchase a total of five (5) Chicago medallions: one (1) being foreclosed and four (4) being sold by one of Elk's subsidiaries, EAF Enterprises LLC. As part of the purchase contract, Elk agreed to finance the entire purchase price plus applicable transfer taxes. The financing term of the loan is an eighty four
(84) month period based upon a 144 month amortization schedule with a balloon principal payment due at the end of the eighty four (84) month period. As of October 1, 2005, Elk executed an additional contract with the same principal purchaser to sell an additional five (5) Chicago medallions being foreclosed on essentially the same terms and conditions as previously described. On October 24, 2005, Elk signed an additional contract with a different purchaser to purchase six (6) Chicago medallions being foreclosed. In connection with this sale, Elk agreed to finance the entire purchase price, but the purchaser is paying the applicable transfer tax from its own funds. The purchaser is also supplying its own taxi vehicles as part of this transaction. The financing term of the loan is a sixty (60) month period based upon a 120 month amortization schedule with a balloon principal payment due at the end of the sixty (60) month period. This purchaser is also interested in purchasing an additional six (6) Chicago medallions being foreclosed on the same terms and conditions. The parties are presently working on obtaining an additional executed contract of sale.

      New Accounting Standards


        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123R to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will not have a material impact on its financial position or results of operations.

        Also in December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, ("SFAS No. 153") which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Management believes that the adoption of SFAS No. 153 has not had any impact on the Company's results of operations or its financial position.

        In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Management believes that the adoption of SFAS No. 154 has not had a material effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, filed by the Company on September 28, 2005 and which is available on the Company's web site at www.ameritranscapital.com.

CRITICAL ACCOUNTING POLICIES


        In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2005 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies arising from daily operations, as discussed below:

VALUATION OF LOANS RECEIVABLE. For loans receivable, fair value generally approximates cost less unrealized depreciation. Overall financial condition of the borrower, the adequacy of the collateral supporting the loans, individual credit risk, historical loss experience and other factors are criteria considered in quantifying the unrealized depreciation, if any, that might exist at the valuation date.

EQUITY SECURITIES. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or estimated fair value. For these non-quoted investments, the Company reviews the financial performance of the companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

ASSETS ACQUIRED IN SATISFACTION OF LOANS. Assets acquired in satisfaction of loans are carried at the lower of the net value of the related foreclosed loan or the estimated fair value less cost of disposal. Losses incurred at the time of foreclosure are charged to unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.


MEDALLIONS. The Company obtained medallions through foreclosure of loans. The value of such medallions are carried at the lower of the net value of the related foreclosed loans or the fair market value of the medallions. The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized. However, the Company periodically tests their carrying value for impairment.

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

      Elk makes loans to and investments in businesses that qualify under SBA regulations for funding under the 1958 Act. Elk's primary lending activity is to originate and service loans collateralized by the cities of New York, Boston, Chicago and Miami taxicab medallions. Elk also makes loans and investments in other diversified businesses. At December 31, 2005, 72% of Elk's loan portfolio consisted of loans secured by taxi medallions and 28% consisted of loans to other diversified businesses.

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

      EAF Holding Corporation was formed in 1992, and its sole activity is owning and operating certain real estate assets acquired in satisfaction of loans. EAF Enterprises LLC was formed in June 2003 to take title to some of the Company's remaining Chicago foreclosed medallions, and to thereafter lease them to taxi drivers under a 36-month lease. Medallion Auto Management LLC was formed in June 2003 to own taxi vehicles used primary in conjunction with EAF
Enterprises LLC's taxi medallion leasing operation. In order to lease the medallions, Medallion Auto Management LLC was formed to purchase taxi vehicles and lease the vehicles to operators, pursuant to leases which the operator will own the vehicle for a nominal payment at the end of the term of the lease, or have an option to purchase the vehicle for its then unamortized cost. EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC were formed to take title to approximately 35 foreclosed medallions and lease them to large medallion operators.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004


TOTAL INVESTMENT INCOME


      The Company's interest income for the three months ended December 31, 2005 increased $87,014 or 8% to $1,241,722 as compared to the three months ended December 31, 2004, as a result of an increase in the average interest rates charged on new and modified loans, which was partially offset by a reduction in the overall loan portfolio.


OPERATING EXPENSES


      Interest expense for the three months ended December 31, 2005 increased $144,781, or 33%, to $586,181 as compared to the three months ended December 31, 2004, due to higher interest rates charged on outstanding bank borrowing, which was partially offset by a reduction in the outstanding banks notes payable. Salaries and employee benefits decreased $10,550, or 4%, as compared to the similar period in the prior year. These decreases resulted primarily from decreases in commissions paid to an employee. Professional fees decreased $49,050, or 25%, as compared to the comparable period in the prior year, due primarily to a reduction in Chicago legal fees which is due to improvement in the Chicago Market. Foreclosure expenses increased $3,139 or 34% as compared to the similar quarter in the prior year. Write off and depreciation of interest and loans receivable decreased $189,765, or 66%, as compared to the similar quarter in the prior year. The decrease in the amount of write-offs and depreciation reflects the reduction of foreclosures of Chicago medallion loans. Other administrative expenses decreased $70,165 or 24% as compared to the similar period in the prior year, due primarily to a decrease in Chicago service fees and computer expense.


NET LOSS


      Net loss decreased from $(327,240) for the three months ended December 31, 2004 to $(47,387) for the three months ended December 31, 2005. The decrease in net loss between the periods was attributable primarily to decreases in salaries, professional fees and write off and depreciation of interest and loans receivable, which more than offset the increase in interest expense. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended December 31, 2005 and 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


TOTAL INVESTMENT INCOME


      The Company's interest income for the six months ended December 31, 2005 increased $107,740 or 5% to $2,391,505 as compared to the six months ended December 31, 2004, as a result of an increase in the average interest rates charged on new and modified loans, which was partially offset by a reduction in the overall loan portfolio


OPERATING EXPENSES


      Interest expense for the six months ended December 31, 2005 increased $302,298, or 38%, to $1,125,454 as compared to the six months ended December 31, 2004, due to higher interest rates charged on outstanding bank borrowing, which was partially offset by a reduction in the outstanding banks notes payable. Salaries and employee benefits increased $3,024, or 1%, as compared to the similar period in the prior year. These increases resulted primarily from increases specified in certain officers' employment agreements as well as commissions paid to an employee. Professional fees decreased $114,802, or 35%, as compared to the comparable period in the prior year, due primarily to a reduction in Chicago legal fees. Foreclosure expenses increased $347 or 2% as compared to the similar period in the prior year. Write off and depreciation of interest and loans receivable decreased $255,435 or 65%, as compared to the similar period in the prior year. The decrease in the amount of write-offs and depreciation reflects the reduction of foreclosures of Chicago medallion loans. Other administrative expenses decreased $33,844 or 6% as compared to the similar period in the prior year, due primarily to a decrease in Chicago service fees and computer expense.


NET LOSS


      Net loss decreased from $(242,528) for the six months ended December 31, 2004 to $(38,443) for the six months ended December 31, 2005. The decrease in net loss between the periods was attributable primarily to decreases in salaries, professional fees and write off and depreciation of interest and loans receivable, which more than offset the increase in interest expense. Dividends for Participating Preferred Stock were unchanged at $168,750 for the six months ended December 31, 2005 and 2004.


FINANCIAL CONDITION AT DECEMBER 31, 2005 AND 2004


BALANCE SHEET AND RESERVES


      Total assets decreased by $1,564,124 as of December 31, 2005 from $57,886,595 as of June 30, 2005. This decrease was primarily due to lower outstanding loans receivable which is partially attributable to payoffs on loans. In addition, Elk's proceeds from notes payable from banks for the quarter were $5,615,713 versus $10,260,797 in repayments made on notes payable from banks. This resulted in a $4,645,084 decrease in its short-term bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      The  Company  has   funded  its  operations  through  private  and  public
placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.


      On July 29, 2005, Ameritrans commenced a private offering of Common Stock with warrants to "accredited investors," as that term is defined in Rule 501 of Regulation D promulgated under the 1933 Act (the "Offering"). The shares of Common Stock are being offered at a price no less than book value as of the date of the Offering. For every four (4) shares of Common Stock purchased, the Company will issue to the investor one (1) warrant, exercisable for five (5) years from the date of issuance, to purchase one (1) share of Common Stock of the Company at an exercise price equal to 110% of the purchase price of the Shares. This Offering was previously approved by the requisite vote of shareholders. The Offering is for maximum gross proceeds totaling $10 million.


      The Offering period will expire on March 31, 2006. The Board of Directors believe that raising additional capital pursuant to a private offering will allow the Company to expand its investment portfolio and diversify the Company's investments beyond the SBA-regulated loans and investments of Elk. This diversification will provide the Company with the flexibility to participate in a wide range of investment opportunities.


      As of December 31, 2005, the Company issued 657,620 shares for gross proceeds totaling $3,847,080, ($3,521,629 net of expenses). A total of 164,405 warrants to purchase shares of Common Stock were issued. Since December 31, 2005, the Company issued an additional 70,000 shares for additional gross proceeds totaling $409,500. To date, the Company has raised approximately $3,891,676, net of expenses.

        On December 29, 2005, the Company distributed to shareholders a proxy statement and invitation to a Special Meeting of Shareholders to be held on January 23, 2005 (the "Meeting"). The Meeting was called to consider the approval of an extension of the offering period of the Offering to March 31, 2006, which Offering period extension, if not approved by Shareholders, would have expired on January 25, 2006. The extension of the Offering was approved at the Meeting. For more information, please see the Company's definitive proxy statement filed with the SEC on December 29, 2005 and the Company's press release filed with the SEC on Form 8-K on January 24, 2005, both of which are available online at www.sec.org.

      At December 31, 2005, 68% of Elk's indebtedness was represented by indebtedness to its banks and 32% by debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 5.17% to 5.8750%. Elk currently may borrow up to $36,000,000, of which $10,874,432 was available for draw down as of December 31, 2005 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. On January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two additional debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively. Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.87% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees. The draw down in February 2004 was the final draw from the $12,000,000 commitment.


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

NEW ACCOUNTING STANDARDS


      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123R to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will not have a material impact on its financial position or results of operations.


      Also in December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, ("SFAS No. 153") which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Management believes that the adoption of SFAS No. 153 has not had any impact on the Company's results of operations or its financial position.


      In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made a fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Management believes that the adoption of SFAS No. 154 has not had a material effect on the Company's results of operations or its financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to Management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.


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


      The Company values its portfolio of loans and investments at fair value as determined in good faith by the Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments and loans. The Company adjusts the valuation of the portfolio of loans and investments quarterly to reflect the Board of Directors' estimate of the current fair value of each investment and loan in the portfolio. Any changes in estimated fair value of loans are recorded in the Company's balance sheet as unrealized depreciation on loans receivable and also in the Company's statement of operations as write off and depreciation on interest and loans receivable. Any changes in estimated fair value of investments are recorded in the Company's balance sheet as accumulated other comprehensive loss.


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

ITEM 1A. RISK FACTORS

No change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to Note 7 to the Consolidated Financial Statements in Part I for discussion of the Company's Offering of July 29, 2005. The Company is not using an underwriter in the Offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to Item 2 of Part I for a discussion of the Company's proxy statement distributed to shareholders on December 29, 2005.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

EXHIBIT INDEX

(A) EXHIBITS

3(i)       Certificate of Incorporation (3)

3(ii)      By-laws (3)

4          Form of subordinated debentures issued to  the  U.S.  Small  Business
Administration ("SBA") by Elk Associates Funding Corporation ("Elk") Debenture issued March 26, 1997 - principal amount - $430,000; Maturity Date - March 1, 2007; Stated Interest Rate - 7.38%.(4)

The  following debentures are omitted pursuant to Rule 483:

           a. Debenture issued September 22, 1993 - principal amount $1,500,000; Maturity Date - September 1, 2003; Stated Interest Rate - 6.12%.

           b. Debenture issued September 22, 1993 - principal amount - $2,220,000; Maturity Date - September 1, 2003; Stated Interest Rate - 6.12%.

            c. Debenture issued September 28, 1994 - principal amount $2,690,000; Maturity Date - September 1, 2004; Stated Interest Rate - 8.20%.
           d. Debenture issued December 14, 1995 - principal amount $1,020,000; Maturity Date - December 1, 2005; Stated Interest Rate - 6.54%.

            e. Debenture issued June 26, 1996 - principal amount $1,020,000; Maturity Date - June 1, 2006; Stated Interest Rate - 7.71%.

10.1        Security Agreement between Elk and the SBA, dated September 9, 1993.
(4)

10.3       1999 Employee Stock Option Plan. (5)

10.4       Non-Employee Director Stock Option Plan. (5)

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

10.8       Amendments to the Custodian and Intercreditor Agreements. (4)

            a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

           b.         Form of Amendment adding bank:

                      i. Amendment adding United Mizrahi Bank and Trust Company ("UMB"), dated June, 1995 was previously filed.

                      ii. Amendment adding Sterling National Bank and Trust Company of New York ("Sterling"), dated April, 1996 - omitted pursuant to Rule 483.

10.9 Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the "Bank Intercreditor Agreement"). (4)

10.10      Amendments to the Bank Intercreditor Agreement. (4)

            a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

           b.         Form of Amendment adding bank:

                      i. Amendment adding UMB, dated June, 1995 was previously filed.

                       ii. Amendment adding Sterling, dated April, 1996 omitted pursuant to Rule 483.

10.11 Letter Agreement renewing line of credit for Elk with IDB Bank dated April 13, 2004.(6)

10.12 Promissory Note dated March 3, 2003 between Ameritrans and Bank Leumi USA and Letter Agreement dated March 11, 2003 between aforementioned parties.
(6)

10.13 Master Note dated October 4, 1999 between Ameritrans and European American Bank. (6)

10.14      Line of Credit Agreement  dated  January  3,  2002  between  Elk  and
Citibank. (7)

10.15 Form of indemnity agreement between Ameritrans and each of its directors and officers. (3)

10.16 Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.17 Amended and Restated Consulting Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.18 Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Lee Forlenza. (8)

10.19 Employment Agreement dated as of October 1, 2001 between Ameritrans and Ellen Walker. (9)

10.20 Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens.(9)

10.21 Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance. (9)

10.22 Letter Agreement between Israel Discount Bank of New York and Elk dated February 1, 2006 extending the line of credit.


10.23 Promissory Note dated December 31, 2005 between Ameritrans and Citibank and Letter Agreement dated December 27, 2005 renewing the line of credit between aforementioned parties.


10.24 Promissory Note dated December 19, 2005 between Ameritrans and Bank Leumi USA and Letter Agreement extending the line of credit between aforementioned parties.

22.1 Proxy statement on Schedule 14A mailed to shareholders on December 29, 2005 (1)

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

 (B) REPORTS ON FORM 8-K

On December 29, 2005, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing a Special Meeting of the Shareholders of the Company.

On December 22, 2005, the Company filed a current report on Form 8-K reporting under Item 5.02 that the Company issued a press release regarding Board of Director member resignations and appointment of new directors.

On December 20, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock.

On December 6, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the initial closing of the Company's private offering of common stock.

On November 15, 2005, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing its first quarter financial results of operations.

On October 18, 2005, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the Company's completion of interest rate swaps.


(1) Incorporated by reference from the Registrant's Registrant's Schedule 14-A (File No. 811-08847) filed December 29, 2005.

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

AMERITRANS CAPITAL CORPORATION


Dated:  February 14, 2006
                                        By: /s/ Gary C. Granoff
                                           Gary C. Granoff
                                           President, Chief Executive Officer
					 and Chief Financial Officer

                         EXHIBIT 31.1
        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                 DISCLOSURE IN THE REGISTRANT'S QUARTERLY REPORT



I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ameritrans Capital Corporation (the "report");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in the report.

4. I am responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and
                procedures,as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

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


Dated:  February 14, 2006


                       /s/ GARY C. GRANOFF
                       --------------------------------------
                       GARY C. GRANOFF
                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                       CHIEF FINANCIAL OFFICER

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ GARY C. GRANOFF
----------------------------------------------
GARY C. GRANOFF
PRESIDENT, CHIEF EXECUTIVE OFFICER, AND CHIEF FINANCIAL OFFICER
February 14, 2006