Form 10-Q
period 2006-03-31
AMERITRANS CAPITAL CORP
filed 2006-05-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006

or

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

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 12, 2006:  3,401,208.

W:\AMERITRANS\SEC filings\10-Q's\10Q May 2006\final10qmay152006.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

1

CONSOLIDATED BALANCE SHEETS  AS OF MARCH 31, 2006 (UNAUDITED) AND JUNE 30, 2005

1

CONSOLIDATED STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)  3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)  4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

20

ITEM 4. CONTROLS AND PROCEDURES

21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

23

ITEM 1A. RISK FACTORS

23

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3. DEFAULT UPON SENIOR SECURITIES

23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5. OTHER INFORMATION

24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

25

EXHIBIT INDEX

25

(a) Exhibits

25

(b) Reports on Form 8-K

28

SIGNATURES

30

EXHIBIT 31.1

32

EXHIBIT 32.1

33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 (UNAUDITED) AND JUNE 30, 2005

ASSETS

	March 31, 2006	June 30, 2005

Loans receivable	$49,817,026	$52,060,254
Less: unrealized depreciation on loans receivable	(225,000)	(150,000)
Loans receivable, net	49,592,026	51,910,254

Cash and cash equivalents	808,188	327,793
Accrued interest receivable, net of unrealized depreciation of $36,800 and $59,000, respectively	685,529	756,701
Assets acquired in satisfaction of loans	381,939	384,528
Receivables from debtors on sales of assets acquired in satisfaction of loans	398,575	455,184
Equity securities	907,103	908,457
Furniture, equipment and leasehold improvements, net	229,778	329,573
Medallions under lease	1,994,401	2,282,201
Prepaid expenses and other assets	414,606	531,904

TOTAL ASSETS	$55,412,145	$57,886,595

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 (UNAUDITED) AND JUNE 30, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	June 30, 2005
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	20,827,500	29,770,652
Accrued expenses and other liabilities	429,398	604,942
Accrued interest payable	115,810	256,285
Dividends payable	84,375	84,375

TOTAL LIABILITIES	33,457,083	42,716,254

COMMITMENTS AND CONTINGENCIES (Notes 3,4 and 5)

STOCKHOLDERS' EQUITY
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $ 0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $ 0.0001 par value; 5,000,000 shares authorized; 3,401,208 and 2,045,600 shares issued and 3,391,208 and 2,035,600 shares outstanding at March 31, 2006 and June 30, 2005, respectively	340	205
Additional paid-in-capital	21,127,636	13,869,545
Accumulated deficit	(2,544,154)	(2,127,134)
Accumulated other comprehensive loss	(158,760)	(102,275)

	22,025,062	15,240,341
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,955,062	15,170,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,412,145	$57,886,595

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED
MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005

INVESTMENT INCOME
Interest on loans receivable	$1,049,562	$1,213,236	$3,441,067	$3,497,001
Fees and other income	143,064	129,594	294,014	318,821
Leasing income	38,506	50,826	134,243	176,159
Loss on sale of securities	-	-	-	(50,000)

TOTAL INVESTMENT INCOME	1,231,132	1,393,656	3,869,324	3,941,981

OPERATING EXPENSES
Interest	501,820	449,279	1,627,274	1,272,435
Salaries and employee benefits	302,015	292,927	860,784	848,672
Occupancy costs	41,667	46,336	142,687	141,953
Professional fees	128,110	148,914	344,356	480,212
Other administrative expenses	278,881	314,838	790,619	857,791
Loss and impairments on assets acquired in satisfaction of loans, net	2,549	18,198	6,580	50,745
Foreclosure expenses	-	-	12,162	14,194
Write off and depreciation on interest and loans receivable	101,240	81,356	235,864	471,415

TOTAL OPERATING EXPENSES	1,356,282	1,351,848	4,020,326	4,137,417

OPERATING (LOSS)INCOME	(125,150)	41,808	(151,002)	(195,436)

OTHER INCOME (EXPENSE)
Gain on sale of asset acquired	-	32,829	-	34,713
Loss on sale of automobiles	-	-	(2,867)	-
Equity in loss of investee	-	-	-	(4,021)

TOTAL OTHER INCOME (EXPENSE), NET	-	32,829	(2,867)	30,692
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(125,150)	74,637	(153,869)	(164,744)

PROVISION FOR INCOME TAXES	302	4,337	10,026	7,484
NET (LOSS) INCOME	$(125,452)	$70,300	$(163,895)	$(172,228)

DIVIDENDS ON PREFERRED STOCK	$(84,375)	$(84,375)	$(253,125)	$(253,125)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(209,827)	$(14,075)	$(417,020)	$(425,353)
WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic	2,975,232	2,035,600	2,409,024	2,035,600
- Diluted	2,975,232	2,035,600	2,409,024	2,035,600
NET LOSS PER COMMON SHARE
- Basic	$(0.07)	$(0.01)	$(0.17)	$(0.21)
- Diluted	$(0.07)	$(0.01)	$(0.17)	$(0.21)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(163,895)	$(172,228)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities: Depreciation and amortization	91,634	70,404
Loss on sale of equity securities	-	50,000
(Gain) loss on sale of autos and assets acquired	2,867	(34,713)
Equity in loss of investee	-	4,021
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	52,800	109,131
Accrued interest receivable	93,372	105,466
Prepaid expenses and other assets	86,820	10,341
Accrued expenses and other liabilities	(175,544)	212,229
Accrued interest payable	(140,475)	(146,722)
TOTAL ADJUSTMENTS	11,474	380,227
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(152,421)	207,999

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	2,243,228	(3,666,379)
Assets acquired in satisfaction of loans	2,589	696,275
Receivables from debtors on sales of assets acquired in satisfaction of loans	56,609	397,558
Proceeds from sales of Medallions and Autos	335,500	-
Purchases of equity securities	(60,000)	(104,153)
Proceeds from equity securities	4,870	-
Purchase of furniture and equipment	(11,927)	(1,649)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,570,869	(2,678,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	8,215,713	33,995,922
Repayments of notes payable, banks	(17,158,866)	(30,933,922)
Dividends paid	(253,125)	(253,125)
Gross proceeds from stock offering	7,930,310	-
Costs associated with stock offering	(672,085)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,938,053)	2,808,875

NET INCREASE IN CASH AND CASH EQUIVALENTS	480,395	338,527

CASH AND CASH EQUIVALENTS – Beginning	327,793	416,600

CASH AND CASH EQUIVALENTS – Ending	$808,188	$755,127

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Unrealized (loss) gain on equity securities arising during the period	$(56,485)	$63,089
Reclassification adjustment for realized loss on equity securities included in net loss	$ -	$45,000
Reclassification of assets acquired to receivables from debtors on sales of assets acquired	$ -	$(438,633)
Reclassification of loans receivable to assets acquired in satisfaction of loans	$ -	$(153,200)

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans", or the "Company", "our", "us", or "we") as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three months and nine months ended March 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Board of Directors and management of the Company ("Management" or "Board of Directors"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans, a Delaware corporation, is a specialty finance company that through its subsidiary, Elk Associates Funding Corp. ("Elk"), makes loans primarily to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.  As a result of Ameritrans raising additional capital at the end of 2005 and during 2006, the increased capital being retained by Ameritrans will help the Company significantly in its plans for the expansion of the Company's business, enabling Ameritrans to make loans to and investments in opportunities that Elk has historically been unable to make due to SBA Regulation.

Both Ameritrans and Elk are registered as business development companies, or "BDC's" under the investment Company Act of 1940 and are subject to the provisions thereof.  In addition, both Ameritrans and Elk have elected to be treated as regulated investment companies, or "RIC's" for purposes under the Internal Revenue Code (the "Code").

Additionally, Elk, a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk, and Elk’s wholly owned subsidiaries, EAF Holding Corporation, EAF Enterprises LLC, Medallion Auto Management LLC, EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC, (collectively referred to as the "Company").  All significant inter-company transactions have been eliminated in consolidation.

EAF Holding Corporation, which was formed in June 1992 and began operations in December 1993, owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk.

EAF Enterprises LLC, which was formed in June 2003 and began operations in July 2003, owned, leased and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Enterprises, LLC was voluntarily liquidated and dissolved on April 20, 2006.

Medallion Auto Management LLC, which was formed in June 2003 and began operations in July 2003, owned, leased and resold automobiles in conjunction with the medallions owned by EAF Enterprises LLC.  Medallion Auto Management LLC was voluntarily liquidated and dissolved on April 21, 2006.

EAF Leasing LLC and EAF Leasing II LLC, which were formed in August 2003 and began operations in October 2003, own and lease medallions acquired in satisfaction of foreclosures by Elk.

EAF Leasing III LLC, which was formed in January 2004 and began operations in April 2004, owns and leases medallions acquired in satisfaction of foreclosures by Elk.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to Ameritrans.  Since its inception, Elk Capital has had no operations.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Code.  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders. To qualify as a RIC under the Code, the Company is required to distribute as dividends to our stockholders, for each fiscal year, at least 90% of our taxable income and 90% of the excess of our tax-exempt income over certain disallowed deductions. In addition, to avoid a non-deductible 4% excise tax on any undistributed income, we are required to distribute as dividends, within each calendar year, at least 98% of our ordinary income for such calendar year and 98% of our capital gain net income for the one-year period ending on October 31 of such calendar year.  To preserve this election for fiscal year 2006, the Company intends to make the required distributions to its stockholders in accordance with the applicable tax code.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are reported as "provisions for income taxes" and reflected in each of the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the applicable period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the periods presented, the effect of stock options and warrants has been excluded from the diluted calculation since their inclusion would be antidilutive.

Loan Valuations

The Company’s loan portfolio is carried at fair value.  Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors.  In determining the fair value, the Board of Directors, with Management's participation, considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The Board of Directors has determined that the fair value of the loans approximates cost less unrealized depreciation.

Unrealized depreciation in loan values has generally been caused by specific events related to credit risk.  Loans are considered "non-performing" once they become 90 days past due as to principal or interest. These past due loans are periodically evaluated by the Board of Directors, with Management's participation.  If, in the judgment of  the Board of Directors, the amount is not collectible through ordinary loan payments but the fair value of the collateral exceeds the loan balance at the date of valuation, the Company makes no write-down of the loan amount.  Amounts in excess of the value of the collateral have reserves established for such amounts.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to change are these estimates that relate to the determination of the fair value of loans receivable and other financial instruments.

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

The subsidiaries in turn, leased these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  The weekly leases, which included both medallions and automobiles, were with individuals and automatically renewed each week, up to a maximum period of 157 weeks.  As of March 31, 2006, no purchase options had been exercised and the remaining medallions and vehicles were sold to third parties.  The long-term medallion leases were made with taxicab companies, and expire on various dates between March 31, 2006 and May 31, 2006.

Leasing income under all medallion and taxi cab leases for the three (3) months and nine (9) months ended March 31, 2006 was $38,506 and $134,243 respectively.

During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions. During the quarter ended September 30, 2005, one (1) medallion with a carrying value of $57,500 was sold. In addition, during the quarter ended March 31, 2006, four (4) medallions with a carrying value of $230,000 were sold at a price of $57,500 per medallion.

3.      Debentures Payable to SBA

At March 31, 2006 and June 30, 2005, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	3/31/06 and 6/30/05 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
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

4.      Notes Payable to Banks

At March 31, 2006 and June 30, 2005, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000 and $40,000,000 respectively. On December 19, 2005, the Company voluntarily reduced the credit line with one bank from $8,000,000 to $4,000,000. At March 31, 2006 and June 30, 2005, $20,827,500 and $29,770,652 respectively, were outstanding under these lines. The loans mature at various dates through December 31, 2006 and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rates less 0.5%.

Elk anticipates that upon maturity of the loans, the banks will extend these lines of credit for another twelve (12) months, as has been their practice in previous years.  Pursuant to the terms of the agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an intercreditor agreement among the lending banks, the SBA agreed to subordinate in favor of the banks, provided that the Company maintains certain debt levels based on the performance of its portfolio.

5.      Commitments and Contingencies

Interest Rate Swaps

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, which expire October 15, 2007 and October 14, 2008 respectively. Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007 provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.

6.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net income (loss)	$(125,452)	$70,300	$(163,895)	$(172,228)
Other comprehensive income (loss):
Unrealized gains (losses) on equity securities	48,117	55,981	(56,485)	63,089
Reclassification adjustment for (gain) loss included in net income (loss)	-	-	-	45,000
Total comprehensive income (loss)	$(77,335)	$126,281	$(220,380)	$(64,139)

7.      Other Matters

Quarterly Dividend

The Company has declared and paid the quarterly dividend on its 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, on March 21, 2006 the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period January 1, 2006 through March 31, 2006, which was paid on or about April 10, 2006 to all holders of record as of March 31, 2006.

Stock Offering

On March 2, 2006, the Company closed on the sale of 1,355,608 shares (the "Shares") of Common Stock and 338,902 warrants to purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310, ($7,258,225 net of expenses).  The Company granted a total of 338,902 Private Offering Warrants.  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  These Shares and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005 of which various closings took place throughout December 2005, January, February and March of 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the expansion of the Company’s business, enabling Ameritrans to make loans to and investments in opportunities that the Company's operating subsidiary, Elk has historically been unable to make due to SBA Regulation.

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Warrants sold in the Private Offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

SBA Audit

On August 29, 2005, the Company received a letter from the US Small Business Administration together with a copy of the Examination Report for the period ended March 31, 2004.  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA’s final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA’s prior written approval.  The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower.

Certain members of the Company's Management met with the SBA on September 20, 2005 to discuss and resolve these issues.  The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for permission from SBA prior to completion of the loan in question, had obtained an indication of approval and SBA was in the process of taking the steps to obtain formal written approval for the transaction.  The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed "associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with SBA at the time to obtain SBA’s approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain SBA’s written approval to the transactions.

On February 21, 2006, the Company received a letter (the "SBA Letter") from the SBA regarding the September 20, 2005 meeting between the SBA and the Company, the Examination Report and the SBA findings.  The Company responded in writing to the SBA Letter on March 29, 2006 and Management believes the Company is now in the position to finalize this matter and resolve the issues with the SBA in a timely manner with no significant financial consequence to the Company.

Increase in Authorized Shares

The Company’s Annual Meeting of Stockholders was held on May 9, 2006 (the "Meeting").  At the Meeting the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of our authorized Common Stock from 5,000,000 shares to 10,000,000 shares the amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on Tuesday May 9, 2006 and became effective immediately upon filing.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees."  SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant.  The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards.  On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company’s required adoption date of SFAS 123R to its fiscal third quarter in its fiscal year ended June 30, 2006.  Going forward, the impact of adoption will depend on the number of stock based awards granted in the period.

Also in December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets ("SFAS No. 153") which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted.  The adoption of SFAS No. 153 has not had any impact on the Company’s results of operations or its financial position.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.  The adoption of SFAS No. 154 has not had a material effect on the Company's results of operations or its financial position.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have any impact on our results of operations or our financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Commission by the Company on September 28, 2005 and which is available on the Company's web site at www.ameritranscapital.com.

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include (1) valuation of loans receivable and equity investments, (2) evaluation of the recoverability of various receivables, and (3) the assessment of litigation and other possible contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2006 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies arising from daily operations, as discussed below:

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

Valuation of Equity Securities. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or estimated fair value. For these non-quoted investments, the Company reviews the financial performance of the companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

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

Contingencies.  The Company is subject to legal proceedings in the course of its daily operations from enforcement of its rights in disputes pursuant to the terms of various contractual arrangements.  In this connection, the Company assesses the likelihood of any adverse judgment or outcome to these matters as well as a potential range of probable losses.  A determination of the amount of reserve recorded, if any, for these contingencies is made after careful analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

General

Ameritrans acquired Elk on December 16, 1999 in a share for share exchange. Elk is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended (the "1958 Act").   Elk has been licensed by the SBA since 1980.  Both Ameritrans and Elk are registered as investment companies under the Investment Company Act of 1940.

Elk makes loans to and investments in businesses that qualify under SBA regulations for funding under the 1958 Act.  Elk's primary lending activity is to originate and service loans collateralized by taxicab medallions licensed by the cities of New York, Boston, Chicago and Miami.  Elk also makes loans and investments in other diversified businesses.  At March 31, 2006, 68% of the dollar value of Elk's loan portfolio consisted of loans secured by taxi medallions and 32% consisted of loans to other diversified businesses.

From inception through April 2002, Ameritrans' only activity had been the operations of Elk. In May 2002, Ameritrans began making loans to businesses using the proceeds raised from a public offering, which was completed in April 2002.  Since July 2002 Ameritrans has been making equity investments.

Elk currently has four (4) wholly-owned subsidiaries: EAF Holding Corporation, EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC.  EAF Enterprises LLC and Medallion Auto Management LLC were voluntarily liquidated and dissolved in April, 2006.

EAF Holding Corporation was formed in 1992, and its sole activity is owning and operating certain real estate assets acquired in satisfaction of loans. EAF Enterprises LLC was formed in June 2003 to take title to some of the Company’s remaining Chicago foreclosed medallions, and to thereafter lease them to taxi drivers under a 36-month lease. Medallion Auto Management LLC was formed in June 2003 to own taxi vehicles used primary in conjunction with EAF Enterprises LLC’s taxi medallion leasing operation.  To lease the medallions, Medallion Auto Management LLC was formed to purchase taxi vehicles and lease the vehicles to operators, pursuant to which leases, the operator will own the vehicle for a nominal payment at the end of the term of the lease, or have an option to purchase the vehicle for its then unamortized cost. EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC were formed to take title to foreclosed medallions and lease them to large medallion operators.  The Company originally owned forty (40) medallions but sold five (5) medallions through March 31, 2006 and now owns thirty five (35) medallions.  The five (5) medallions that were sold had a total carrying value of $287,500.  The Company recently executed an agreement to sell an additional five (5) medallions at a purchase price of $57,500 per medallion.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Total Investment Income

The Company’s interest income for the three months ended March 31, 2006 decreased $163,674 or 13% to $1,049,562 as compared to the three months ended March 31, 2005.  The decrease in interest income can be attributed primarily to a decrease in the total outstanding loan portfolio for the quarter.  For the three months ended March 31, 2006 as compared to March 31, 2005 the total loan portfolio has decreased by $3,597,142 or 6% to $49,817,026.

Operating Expenses

Interest expense for the three months ended March 31, 2006 increased $52,541, or 12%, to $501,820 as compared to the three months ended March 31, 2005, due to higher interest rates charged on outstanding bank borrowing, which was partially offset by a reduction in the outstanding banks notes payable. Salaries and employee benefits increased $9,088, or 3%, as compared to the similar period in the prior year.  These increases resulted primarily from increases in commissions paid to an employee.  Professional fees decreased $20,804, or 14%, as compared to the comparable period in the prior year, due primarily to a reduction in Chicago legal fees which is due to improvement in the Chicago market.  Write off and depreciation of interest and loans receivable increased $19,884, or 24%, as compared to the similar quarter in the prior year. The increase in the amount of write-offs and depreciation reflects the write-offs of several uncollectible loans in the quarter. Other administrative expenses decreased $35,957 or 11% as compared to the similar period in the prior year, due primarily to decreases in Chicago service fees, computer expenses, and facility and custodial fees.

Net Loss

Net income decreased from $70,300 for the three months ended March 31, 2005 to a net loss of ($124,452) for the three months ended March 31, 2006.  The net loss between the periods was attributable primarily to decreases in interest income and increases in interest expense. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended March 31, 2006 and 2005.

Results of Operations for the Nine Months Ended March 31, 2006 and 2005

Total Investment Income

The Company’s interest income for the nine months ended March 31, 2006 decreased $55,934 or 1% to $3,441,067 as compared to the nine months ended March 31, 2005, as a result of a reduction in the overall loan portfolio.

Operating Expenses

Interest expense for the nine months ended March 31, 2006 increased $354,839 or 28%, to $,1,627,274 as compared to the nine months ended March 31, 2005, due to higher interest rates charged on outstanding bank borrowing, which was partially offset by a reduction in the outstanding banks notes payable. Salaries and employee benefits increased $12,112 or 1%, as compared to the similar period in the prior year.  These increases resulted primarily from increases specified in certain employment agreements as well as commissions paid to an employee. Professional fees decreased $135,856 or 28%, as compared to the comparable period in the prior year, due primarily to a reduction in Chicago legal fees. Foreclosure expenses decreased $2,032 or 14% as compared to the similar period in the prior year.  Write off and depreciation of interest and loans receivable decreased $235,551 or 50%, as compared to the similar period in the prior year. The decrease in the amount of write-offs and depreciation reflects the reduction in foreclosures of Chicago medallion loans and improved performance of diversified loans.  Other administrative expenses decreased $67,172 or 8% as compared to the similar period in the prior year, due primarily to decreases in Chicago service fees, computer expenses and facility and custodial fees.

Net Loss

Net loss decreased from ($172,228) for the nine months ended March 31, 2005 to ($163,985) for the nine months ended March 31, 2006. The decrease in net loss between the periods was attributable primarily to decreases in professional fees and write off and depreciation of interest and loans receivable, which more than offset the increase in interest expense. Dividends for Participating Preferred Stock were unchanged at $253,125 for the nine months ended March 31, 2006 and 2005.

Financial Condition at March 31, 2006 and June 30, 2005

Balance Sheet and Reserves

Total assets decreased $2,474,450 to $55,412,145 at March 31, 2006 as compared to the June 30, 2005 total assets of $57,886,595. This decrease was primarily due to lower outstanding loans receivable which is attributable to payoffs on loans. In addition, Elk’s proceeds from notes payable from banks for the quarter were $2,600,000 versus $6,898,068 in repayments made on notes payable from banks. This resulted in a decrease of ($4,298,068) in its short-term bank borrowings.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

On March 2, 2006, the Company closed on the sale of 1,355,608 shares (the "Shares") of Common Stock and 338,902 warrants to purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310, ($7,258,225 net of expenses).  The Company granted a total of 338,902 Private Offering Warrants.  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  These Shares and Private Offering Warrants were issued pursuant to the private offering of the Company dated July 29, 2005 of which various closing took place throughout December 2005, and January, February and March 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the expansion of the Company’s business, enabling Ameritrans to make loans to and investments in opportunities that the Company's operating subsidiary, Elk has historically been unable to make due to SBA Regulation.

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Warrants sold in the Private Offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

At March 31, 2006, 63% of Elk's indebtedness was represented by indebtedness to its banks with variable rates ranging from 6.11% to 6.72%, whereas 37% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000, of which $15,172,500 was available for draw down as of March 31, 2006 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. On January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two additional debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively.  Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.866% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees.  The draw down in February 2004 was the final draw from the $12,000,000 commitment.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees."  SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant.  The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards.  On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company’s required adoption date of SFAS 123R to its fiscal third quarter in its fiscal year ended June 30, 2006.  Going forward, the impact of adoption will depend on the number of stock based awards granted in the period.

Also in December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets ("SFAS No. 153") which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted.  The adoption of SFAS No. 153 has not had any impact on the Company’s results of operations or its financial position.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the

Statement.  The adoption of SFAS No. 154 has not had a material effect on the Company's results of operations or its financial position.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 155 is not expected to have any impact on our results of operations or our financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's business activities contain elements of risk. The Company considers the principal types of risk to be (1) fluctuations in interest rates and (2) portfolio valuations.  The Company partially alleviates this risk with variable and adjustable interest rates on approximately 20% of its loans, the balance of the loans are fixed rate loans.  The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company values its portfolio of loans and investments at fair value as determined in good faith by the Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments and loans. The Company adjusts the valuation of the portfolio of loans and investments quarterly to reflect the Board of Directors’ estimate of the current fair value of each investment and loan in the portfolio. Any changes in estimated fair value of loans are recorded in the Company's balance sheet as unrealized depreciation on loans receivable and also in the Company’s statement of operations as write-off and depreciation on interest and loans receivable.  Any changes in estimated fair value of investments are recorded in the Company’s balance sheet as accumulated other comprehensive loss.

In addition, the illiquidity of our investments and loan portfolio may adversely affect our ability to dispose of investments or loans at times when it may be advantageous for us to liquidate such investments or loans. Also, if we were required to liquidate some or all of these items in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments or loans. Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds (the "interest spread"). As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income. As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the rules promulgated under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer (also acting as Chief Financial Officer), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (also acting as Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating the material information required to be included in our periodic SEC filings.

There were no changes to the Company’s internal controls over financial reporting  as defined in Rule 13a-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceeding. From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of the Company’s management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

No change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Note 7 to the Consolidated Financial Statements in Part I for discussion of the Company’s Offering dated July 29, 2005, which was completed on March 2, 2006.  The Company did not use an underwriter in the Offering.

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 9, 2006 (the "Meeting").  At the Meeting the following eleven (11) individuals were elected to the Company’s Board of Directors by the stockholders to serve until the 2007 Annual Meeting of Stockholders:

Steven Etra
Michael Feinsod
Wesley Finch
Gary C. Granoff
Murray A. Indick
Allen Kaplan
John R. Laird
Howard F. Sommer
Heidi J. Sorvino
Ellen M. Walker
Ivan Wolpert

The stockholders also approved and ratified the selection by the Board of Directors of Rosen Seymour Shapss Martin & Company LLP as the Company's independent public accountants for the fiscal year ended June 30, 2006.  Lastly, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of our authorized Common Stock from 5,000,000 shares to 10,000,000 shares.  The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on Tuesday May 9, 2006 and became effective immediately upon filing.  For more information, please see the Company’s definitive proxy statement filed with the SEC on April 7, 2006 and the Company’s press release filed with the SEC on Form 8-K on May 10, 2006 both of which are available online at www.sec.gov.

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

The  following debentures are omitted pursuant to Rule 483:

           a.         Debenture issued September 22, 1993 - principal amount $1,500,000; Maturity Date - September 1, 2003; Stated  Interest Rate - 6.12%.

           b.         Debenture issued September 22, 1993 - principal amount – $2,220,000;  Maturity Date - September 1, 2003; Stated Interest Rate - 6.12%.

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

10.16      Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.17      Amended and Restated Consulting Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.18      Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens.(9)

10.19      Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance. (9)

10.20

Letter Agreement between Israel Discount Bank of New York and Elk dated May 9, 2006 extending the line of credit.

10.21

Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Lee Forlenza. (2)

10.22

Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Ellen Walker.  (2)

10.23

Form of Warrant Agreement relating to the Warrants subject to this Registration Statement (2)

10.24

Form of Registration Rights Agreement relating to the Shares subject to this Registration Statement (2)

10.25

Form of Common Share Subscription Agreement relating to the Shares subject to this Registration Statement (2)

10.26

Form of Waiver relating to Common Share Subscription Agreement (2)

10.27

Code of Ethics adopted under Rule 17j-1 under the 1940 Act. (2)

22.1

Proxy statement on Schedule 14A mailed to stockholders on April 7, 2006 (1)

31.1       Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

On May 11, 2006, the Company filed a current report on Form 8-K reporting under Items 5.02, 5.03 and 8.01 that the Company issued a press release announcing the election of Directors and the amendment to the Certificate of Incorporation approved by stockholders at the Annual Stockholders Meeting of the Company

On March 21, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock.

On March 2, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the final closing of the Company's private offering of common stock.

On February 15, 2006, the Company filed a current report on Form 8-K reporting under Items 9.01 and 2.02 that the Company issued a press release announcing its second quarter financial results of operations.

On January 24, 2006, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the stockholder approval of the Company's Private Offering of common stock.

(1)        Incorporated by reference from the Registrant's Schedule 14-A (File No. 811-08847) filed April 7, 2006.

(2)        Incorporated by reference from the Registrants Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006.

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

AMERITRANS CAPITAL CORPORATION

Dated: May 15, 2006 By: /s/ Gary C. Granoff Gary C. Granoff President, Chief Executive Officer and Chief Financial Officer