Form 10-K
period 2006-06-30
AMERITRANS CAPITAL CORP
filed 2006-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2006

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 0-22153

AMERITRANS CAPITAL CORPORATION

Delaware 52-2102424 (State of incorporation) (I.R.S. Employer Identification No.)

747 THIRD AVENUE, NEW YORK, NEW YORK 10017

(800) 214-1047

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

9 3/8% Cumulative Participating Redeemable Preferred Stock (face value $12.00)

Warrants exercisable into Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).YES |_| NO |X|

As of June 30, 2006, the approximate aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $7,173,726 based upon a closing price of the Registrant's common stock of $5.07 per share as reported on the NASDAQ Capital Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant).

There were 3,401,208 shares of the Registrant's Common Stock issued as of September 19, 2006.

DOCUMENTS INCORPORATED BY REFERENCE. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERITRANS CAPITAL CORPORATION

2006 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

1

ITEM 1. BUSINESS OF AMERITRANS

1

ITEM 2. PROPERTIES

17

ITEM 3. LEGAL PROCEEDINGS

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

PART II

19

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS  19

ITEM 6. SELECTED FINANCIAL DATA

21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  22

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  30

ITEM 9A. CONTROLS AND PROCEDURES

30

PART III

31

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

31

ITEM 11. EXECUTIVE COMPENSATION

36

ITEM 12.  SECURITY OWNERSHIP OF  BENEFICIAL OWNERS AND MANAGEMENT

43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

46

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

47

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

50

PART IV

51

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

51

SIGNATURES

i

PART I

ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation (the "Company", "Ameritrans", "our", "us", or "we"), is a Delaware closed-end investment company formed in 1998, which through its subsidiary, Elk Associates Funding Corporation ("Elk"), makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses.  Ameritrans also makes loans to and investments in opportunities that Elk has historically been unable to make due to U.S. Small Business Administration (the "SBA") Regulation.  The Company's internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On March 2, 2006, the Company closed on the sale of 1,355,608 shares of common stock, $.0001 par value of the Company (the "Shares" or "Common Stock") and 338,902 warrants to purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310 ($7,250,407 net of expenses).  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  The Common Stock and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005, of which various closings took place throughout December 2005 and January, February and March of 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the continued expansion of the Company’s business including making loans to and investments in opportunities that Elk has historically been unable to make due to SBA Regulation.   "See Loan Portfolio; Valuation."

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the private offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or 9 3/8% cumulative Participating redeemable Preferred Stock (the "Participating Preferred Stock").  The March Registration Statement was declared effective by the SEC on April 25, 2006.

Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940, as amended (the "1940 Act").  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or "RICs," for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder.  Ameritrans has not paid common dividends to its shareholders since the three month period ended January 31, 2003.  All Preferred Stock dividends have been duly paid each quarter which enables the Company to fulfill its 90% distribution earnings requirement.

Because it is a small business investment company ("SBIC"), Elk's operations are subject to other restrictions, and all loans and investments must comply with applicable SBA Regulations. For example, the interest rate that Elk can charge, the percentage of any other company it can own, the size of the businesses to which it can make loans, and the length of time to the maturity date are limited by SBA rules. Elk's business is funded by loans from banks and, to a lesser extent, by the proceeds of subordinated debentures issued to the SBA. Ameritrans is not an SBIC and is not subject to SBA regulation.

CURRENT BUSINESS ACTIVITIES

Elk was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk makes loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets.

Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2006 totaled $937,292 or 2% of total assets. Elk may make additional equity investments, however, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets.

Elk has four (4) wholly-owned subsidiaries: EAF Holding Corporation, EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC.  EAF Enterprises LLC and Medallion Auto Management LLC were voluntarily liquidated and dissolved in April of 2006.

EAF Holding Corporation, formed in 1992, owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk.  EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC, own and lease medallions acquired in satisfaction of foreclosures by Elk.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to Ameritrans. Since its inception, Elk Capital has had no operations.

TAXI MEDALLION FINANCE INDUSTRY AND MARKET OVERVIEW

Chicago.

As part of its geographic diversification strategy, Elk studied the Chicago taxi medallion market in 1994, and began making loans in Chicago in April, 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division. The number of taxi medallions is limited by city ordinances, and until 1988, these ordinances gave control of the majority of the medallions to the two largest taxi operators in Chicago; Yellow Cab Co. ("Yellow Cab"), and Checker Taxi Co., Inc. ("Checker Taxi").  Since 1988, the taxi industry in Chicago has shifted toward more individual ownership.  Since 2001 the Chicago taxi medallion market has significantly weakened due to the general economic slowdown and the events of September 11, 2001. The result of the economic slowdown caused a large number of medallion loans to go into default and caused a large number of foreclosure sales. The Company experienced a large number of medallion loan defaults and foreclosures.  As a result of these defaults and foreclosures, the Company experienced a large amount of losses on accrued interest, and costs and expenses incurred to foreclose and resell medallions in the Chicago market.  On the resale of the medallions the Company realized some loss.

At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions.  Elk is currently reselling its foreclosed medallions for approximately $57,500 to $61,750 per medallion, for which it provides full financing to the purchaser.  The City of Chicago imposed a 10% transfer tax on a medallion held for the first year and a 5% transfer tax thereafter, and for any foreclosure sale. The imposition of the transfer taxes, in addition to being a source of revenue to Chicago, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis. As of June 30, 2006, the total principal amount of our outstanding taxi loans in Chicago was $19,861,678.

Elk also entered into agreements with large operators of taxi medallions and set up the subsidiary entities EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC which took title to approximately 35 foreclosed medallions and leases them to medallion operators, without an option to purchase.

During the year ended June 30, 2006, ten (10) medallions with a carrying value of $575,000 were sold at a price of $57,500 per medallion. As part of the purchase contract, Elk agreed to finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date.  During the first year of the loan, the interest rate is one percent (1%) per annum. Thereafter, beginning in the second year the interest rate increases to 1.5% above the prime rate of interest adjusted each time the prime rate changes.  As a result of the Company's efforts to resell most of its defaulted medallions during the fiscal year, the Company decreased its reserve on accrued interest receivable from $59,000 to $31,500. Although there were 10 remaining foreclosures as of June 30, 2006, the fair value of the collateral remained higher than the amount owed in nearly all cases and thus principal impairments, if any, should be small.

New York City.

The New York City Taxi and Limousine Commission ("TLC") auctioned a total of 308 taxicab medallions in 2006.  Two hundred fifty four (254) of these taxicab medallions are dedicated for use on either Hybrid-Electric vehicles or vehicles powered by compressed natural gas, and the remaining fifty four (54) of these taxicab medallions are dedicated for use with wheelchair accessible vehicles.  The total number of taxicab medallions in New York City is approximately 13,095.

There are two types of medallions:  corporate and individual owner-driver.  A corporate medallion is issued for a taxi owned by a corporation that owns a minimum of two taxis and two corporate medallions (one corporate medallion per taxi).  These taxis do not have to be personally driven by their owners.  An individual owner-driver may not own more than one taxi and one medallion and by TLC regulation, must be personally driven by their owners a minimum of 210 shifts per year.  Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called "mini-fleet").

At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. According to the most recent data provided by the TLC as of August 2006, individual medallions are selling for approximately $407,000 and corporate medallions are selling for approximately $525,000. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

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

Medallion transfers in the New York City market are usually handled through medallion brokers, who have frequent contact with taxi owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties. As of June 30, 2006, the total principal amount Elk's of outstanding taxi medallion loans in New York was $3,656,909.

Elk receives referrals from certain medallion brokers in New York. Elk also receives referrals from financing brokers and their borrowers. In addition, Elk occasionally places advertisements in local industry newspapers and magazines. Elk also uses brokers, advertising and referrals in connection with its taxi lending business in the Chicago, Boston, and Miami markets.

Boston.

Elk began making loans in the Boston market in 1995. Some loans have also been made to medallion owners who own medallions issued by the city of Cambridge, MA.  Since 1930, the Boston Police Commissioner has had exclusive jurisdiction over the regulation of taxi operations, including the issuance and transfer of medallions. The Hackney Carriage Unit of the Boston Police Department deals with taxi regulatory issues.

By statute, the number of medallions issued in Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when Boston sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. Boston auctioned another 75 medallions in September 1999 and 57 medallions in May of 2000. In 2001, the city of Boston sold an additional 20 medallions for handicap use, bringing the total of outstanding medallions to approximately 1,790.  Market prices of Boston medallions are currently approximately $330,000.

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

The Boston taxi market services the city of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in a local trade newspaper, and the use of forwarding brokers. As of June 30, 2006, the total principal amount of our outstanding taxi loans in Boston was $2,199,892.

Metro-Dade County (Miami Area) Florida.

Elk began making loans in the Miami area taxi market in 1996. The Miami taxi industry has been regulated on a county-wide basis in Metro-Dade County, Florida since 1981. The Passenger Transportation Regulatory Division (the "PTRD") of the Metro-Dade County Consumer Services Division ("CSD") oversees taxi operations and licenses in accordance with the Metro-Dade County Code.  Taxicab medallions in Miami are issued pursuant to the Taxicab Medallion Lottery (the "Lottery").  The Lottery was introduced by the Board of County Commissioners in 1998 as part of an overall program to upgrade this sector of the for-hire public transportation industry.  We have developed strategies to develop contacts and market our financings to potential purchasers of medallions, and to those owners who may wish to refinance their medallions in the future. As of June 30, 2006, the total principal amount of our outstanding taxi loans in the Miami area was approximately $4,648,128.

The 2006 Taxicab Medallion Lottery to be held in November, 2006 will issue 38 taxi permits to persons who have been taxicab drivers in the county for at least five years.  Three of the medallions are reserved for veterans of the U.S. armed forces, three are reserved for drivers with 20-years of taxicab driving experience, seven for drivers with 25-years in the business, and eleven licenses have been reserved for drivers who will operate Wheelchair Accessible Taxicabs.

LOAN PORTFOLIO -- OVERVIEW

The aggregate loan portfolio for the Company at June 30, 2006 was $49,565,230, net of unrealized depreciation of $290,300.  Ameritrans' loan portfolio consisted of nine (9) commercial loans totaling $4,446,357.  Elk's loan portfolio at June 30, 2006, consisted of 498 taxi medallion loan financings and 69 commercial loans totaling $45,409,173.  During the fiscal year ended June 30, 2006, the Company had total write offs and depreciation on interest and loans receivable of $335,466, most of which was attributable to commercial loan losses and the Chicago taxi medallion foreclosures.  The interest rates charged by the Company on all of its currently outstanding loans range from 4% to 18% per annum. As of June 30, 2006, the annual weighted average interest rate on all Company loans was approximately 9%. The average remaining term of the outstanding loans in the Company's loan portfolio is approximately 46 months.

ELK'S COMMERCIAL LOANS

Elk began making loans to diversified (non-taxi) small businesses ("Commercial Loans") in the New York City metropolitan area in 1985, in order to diversify its loan portfolio, which until that time had consisted almost entirely of loans to owners of New York City taxi medallions.  Elk has been increasing this portfolio on a selective basis since 1995, with a concentration on loans to operators of restaurants, retail dry cleaners and laundromats.  Elk's other Commercial Loans are currently spread among other industries, including auto sales, retirement homes, commercial construction, car washes, and financial services.

Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  Elk generally retains these loans, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans generated by other SBICs.  Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on New York City taxi medallion loans. The Company believes that the increased yield on Commercial Loans compensate for their higher risk relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 5.5% to 16%.  At June 30, 2006, Elk's Commercial Loans totaled $15,027,242.

Elk's primary business has been to provide long-term business loans at commercially competitive interest rates (which at June 30, 2006, ranged from 5.5% to 16% per annum). From 1979 through March 1997, Elk was a "Specialized Small Business Investment Company" ("SSBIC") under the rules of the SBA. All of its loans were required to be made to small businesses that were majority-owned by socially or economically disadvantaged persons, known as "Disadvantaged Concerns." In September 1996, the Small Business Investment Act of 1958 (the "1958 Act") was amended to provide, among other things, that no further subsidized funding would be made available to SSBICs. Consequently, Elk amended its Certificate of Incorporation and entered into an agreement with the SBA in February 1997 in order to convert Elk from an SSBIC to an SBIC. As such, Elk may now lend to persons who are not Disadvantaged Concerns.

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lowest eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2006 was 19%.

Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxis and related assets are typically secured by such medallions, taxis and related assets. Loans made by Ameritrans and Elk to finance the acquisition and/or operation of retail, service or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are usually personally guaranteed by the stockholders of the borrower. Elk generally obtains first security interests, but occasionally has participated in certain financings where it has obtained a subordinate second security interest on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not, to date, committed more than 5% of its assets to any one business concern in its portfolio.

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

LOAN PORTFOLIO; VALUATION

Type of Loan	Number of Loans	Interest Rates	Maturity Dates (in Months)	Balance Outstanding
ELK LOANS RECEIVABLE
Chicago:
Taxi medallion	401	4-13.9%	1-163	$ 19,861,678
New York City:
Taxi medallion	10	5-7%	1-13	3,656,909
Radio car service	3	11-12%	1-8	15,324
Miami:
Taxi medallion	68	7.25-18%	1-72	4,648,128
Boston:
Taxi medallion	16	6.5-7.5%	1-36	2,199,892

				30,381,931
Other loans:
Restaurant/Food Service	12	9-15.5%	2-69	2,149,471
Car Wash/Auto Center	2	9.25-14%	12-20	572,137
Dry Cleaner	16	5.5-14%	1-60	704,045
Laundromat	16	6-14%	10-117	3,776,018
Black car service (real property)	2	8.5%	1	410,978
Auto Sales	1	7%	19	147,960
Commercial Construction	9	10.5-16%	1-58	3,557,101
Food market	1	12.5%	101	480,064
Software company	3	8%	60	41,307
Taxicab distributor	1	6%	12	118,755
ATM manufacturer and distributor	1	12%	34	146,822
Nail salon and Spa	1	9%	42	22,584
Broadcasting/Telecommunications	2	12.75-14.50%	48	1,500,000
Assisted Living Facilities	2	11.25%	8-9	1,400,000
				15,027,242

Total Elk loans receivable				$45,409,173

AMERITRANS LOANS RECEIVABLE
Debt collection	2	6-7%	60-72	381,357
Residential Mortgages	1	12%	24	665,000
Construction and Predevelopment Real Estate Mortgage Loans	6	11-17.5%	12	3,400,000
Total Ameritrans loans receivable				$4,446,357

Total Company loans receivable				$49,855,530
Less unrealized depreciation on loans receivable				(290,300)

Loans receivable, net				$49,565,230

SOURCES OF FUNDS

Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2006, Elk maintained three lines of credit with an overall borrowing limit of $36,000,000. At June 30, 2006, Elk had $20,927,500 outstanding under these lines. The loans mature at various dates through December 31, 2006, and bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.5%.  Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk is in compliance with all covenants and credit terms at June 30, 2006.

As interest rates rise, our cost of funds increase while the rates on our outstanding loans to our borrowers primarily remains fixed, and our profitability therefore decreases. In order to partially contain this risk, from time to time we have purchased interest rate swaps. While these limited our exposure to upward movement in interest rates on our bank loans, they initially increased the effective interest rates that we pay on loans subject to these agreements. However, general rises in interest rates will reduce our interest rate spread in the short term on the floating portion of our bank debt that is not hedged by interest rate swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense" and Note 15 of Notes to Consolidated Financial Statements.

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

On March 2, 2006, the Company closed on the sale of 1,355,608 of Common Stock and 338,902 warrants to purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310, ($7,250,407 net of expenses).  The Company granted a total of 338,902 Private Offering Warrants.  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  These Shares and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005 of which various closings took place throughout December 2005, January, February and March of 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the expansion of the Company’s business, enabling Ameritrans to make loans to and investments in opportunities that the Company's operating subsidiary, Elk, has historically been unable to make due to SBA Regulation.

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the private offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

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

EMPLOYEES

As of June 30, 2006, we employed a total of ten (10) employees.

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

On February 21, 2006, the Company received a letter (the "SBA Letter") from the SBA regarding the September 20, 2005 meeting between the SBA and the Company, the Examination Report and the SBA findings.  The Company responded in writing to the SBA Letter on March 29, 2006.  The SBA has indicated that the Company should receive a response in October, 2006.  Management believes the Company is in a position to finalize this matter and resolve the issues with the SBA in a timely manner with no significant financial consequence to the Company.

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

Ameritrans Investment Policies

Ameritrans' only fundamental policies, that is, policies that cannot be changed without the approval of the holders of a majority of Ameritrans' outstanding voting securities, as defined under the 1940 Act, are the restrictions described below. A "majority of Ameritrans' outstanding voting securities" as defined under the 1940 Act means the lesser of (i) 67% of the shares represented at a meeting at which more than 50% of the outstanding shares are represented or (ii) more than 50% of the outstanding shares. The other policies and investment restrictions referred to in this annual report on form 10-K, including Ameritrans' investment objectives, are not fundamental policies of Ameritrans and may be changed by the Board of Directors of Ameritrans without stockholder approval. Unless otherwise noted, whenever an investment policy or limitation states a maximum percentage of Ameritrans' assets that may be invested in any security or other asset, or sets forth a policy regarding quality standards, such standard or percentage limitation will be determined immediately after and as a result of Ameritrans' acquisition of such security or other asset. Accordingly, any subsequent change in values, assets, or other circumstances will not be considered when determining whether the investment complies with Ameritrans' investment policies and limitations. Ameritrans' fundamental policies are as follows:

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

(b) Ameritrans may borrow funds and issue "senior securities" to the maximum extent permitted under the 1940 Act. As a BDC, Ameritrans may issue senior securities if, immediately after such issuance, the senior securities will have an asset coverage of at least 200%. Under the 1940 Act, subordinated debentures issued to or guaranteed by the SBA, the preferred stock issued to the SBA by Elk and Elk's bank borrowings may be considered senior securities issued by Ameritrans requiring asset coverage of 200%; however, pursuant to an Exemptive Order issued by the SEC on December 7, 1999, such debentures, preferred stock and bank borrowings are exempt from the asset coverage requirements of the 1940 Act.  Ameritrans may, and currently does, when consolidating, exclude Elk borrowings for purposes of the asset coverage rules.

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

(d) Ameritrans holds all of the outstanding common stock of Elk and Elk Capital and may organize additional subsidiaries in the future. Ameritrans may acquire restricted securities of small businesses.

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

BDCs are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to shares of Common Stock if the asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance. Subordinated SBA debentures, preferred stock guaranteed by or issued to the SBA by Elk, and Elk bank borrowings are not subject to this asset coverage test. In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase. The Exemptive Order issued by the SEC grants certain relief from the asset coverage ratios applicable to BDCs. Ameritrans and Elk must individually comply with Section 18 and Section 61a of the 1940 Act. So long as Ameritrans and Elk individually comply with Section 18, for purposes of consolidation, any borrowings of Elk will not be considered senior securities for asset coverage purposes and as such, will not affect Ameritrans' asset coverage ratio.

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2006, Elk's outstanding loans had a weighted average rate of interest of 9%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

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

ITEM 2. PROPERTIES

We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due.  For fiscal 2006, there has been no additional rent due.  In November 2003, the Board of Directors approved a new sublease with the law firm to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014, and accounts for certain retroactive adjustments per the agreement.  The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, and subject to annual increases as per the master lease agreement between the landlord and the law firm.  In the event that more space is utilized, the percentage of the total rent shall be increased accordingly.  In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month, and to reimburse the law firm for certain office costs.

Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest. The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013. The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice.  This lease was necessary pursuant to the Company's disaster recovery plan and can be used as storage space or as additional office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 9, 2006 (the "Meeting").  At the Meeting the following eleven (11) individuals were elected to the Board of Directors of the Company by the stockholders to serve until the 2007 Annual Meeting of Stockholders:

Gary C. Granoff

Steven Etra
Ellen M. Walker

Michael Feinsod
Howard F. Sommer

Wesley Finch
Allen Kaplan

Murray A. Indick
John R. Laird

Heidi J. Sorvino*
Ivan Wolpert

*SBA application submitted and pending.

The stockholders also approved and ratified the selection by the Board of Directors of Rosen Seymour Shapss Martin & Company LLP as the Company's independent registered public accountants for the fiscal year ended June 30, 2006.  Lastly, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Ameritrans authorized Common Stock from 5,000,000 shares to 10,000,000 shares.  The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on Tuesday May 9, 2006 and became effective immediately upon filing.  For more information, please see the Company’s definitive proxy statement filed with the SEC on April 7, 2006 and the Company’s press release filed with the SEC on Form 8-K on May 10, 2006 both of which are available online at www.sec.gov.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Elk Common Stock was listed on the Nasdaq Capital Market on June 22, 1998, under the symbol EKFG.  Since December 16, 1999, when Ameritrans acquired Elk, its Common Stock has been listed on the Nasdaq Capital Market under the symbol AMTC.

The following table shows the high and low sale prices per share of Common Stock as reported by Nasdaq, for each quarter in the fiscal years ended June 30, 2005 and June 30, 2006. No dividends were declared on our common stock.

Ameritrans	High	Low
Fiscal 2005
1st Quarter	5.25	4.06
2nd Quarter	5.90	4.36
3rd Quarter	7.00	4.26
4th Quarter	8.50	4.53

Fiscal 2006

1st Quarter	6.67	4.36
2nd Quarter	7.10	4.70
3rd Quarter	7.05	5.00
4th Quarter	5.73	4.25

1st Quarter through Sept. 8, 2006	5.21	4.16

The following table details information regarding the Company's existing equity compensation plans as of June 30, 2006:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average Exercise price of outstanding options	Number of securities Remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	104,537(1)	$5.30	170,463(1)
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	104,537(1)	$5.30	170,463(1)

(1) Includes options to purchase up to 67,600 shares of Common Stock granted to employees under the 1999 Employee Plan and options to up purchase to 36,937 shares granted to non-employee directors granted under the Non-Employee Director Plan. See "Stock Option Plans."

(2) All of our compensation plans have been approved by our shareholders.

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the Private Offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

The Company has declared and paid the quarterly dividend on the Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on September 19, 2006 on the Participating Preferred Stock for the period July 1, 2006 through September 30, 2006 payable on or about October 16, 2006 for all holders of the Participating Preferred Stock of record as of September 30, 2006.

As of September 11, 2006, there were 181 holders of record of the Ameritrans Common Stock, 4 holders of record of the Participating Preferred Stock and 3 holders of record of Warrants, which is exclusive of securities held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the "Financial Statements") included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA		FISCAL YEAR ENDED JUNE 30,
	2006	2005	2004	2003	2002
Investment income	$ 5,290,842	$ 6,132,066	$ 5,639,492	$ 6,285,055	$ 6,269,719
Interest expense	2,122,815	1,837,633	1,443,416	2,076,861	2,632,918
Other expenses	3,315,021	4,169,867	4,517,124	3,805,083	2,591,751
Total expenses	5,437,836	6,007,500	5,960,540	5,881,944	5,224,669
Operating income (loss)	(146,994)	124,566	(321,048)	403,111	1,045,050
Other (expense) income	(61,660)	(4,081)	(29,634)	–	2,700
Provision for income taxes (1)	(10,026)	(7,711)	(16,501)	(7,897)	(8,854)
Net income (loss)	$(218,680)	$112,774	$(367,183)	$395,214	$1,038,896

Dividends on preferred stock	$ (337,500)	$ (337,500)	$ (337,500)	$ (337,500)	$ (68,438)
Net (loss) income available to
common shareholders	$ (556,180)	$ (224,726)	$ (704,683)	$ 57,714	$ 970,458
Net (loss) income per common share	$ (0.21)	$ (0.11)	$ (0.35)	$ 0.03	$ 0.54
Common stock dividends paid	$ -	$ -	$ -	$ 552,312	$ 994,991
Common stock dividends paid per
common share	$ -	$ -	$ -	$ 0.27	$ 0.57
Weighted average number of shares of
common stock outstanding	2,653,898	2,035,600	2,035,600	2,035,600	1,800,614
Net change to accumulated other
comprehensive income (loss)	$ (105,300)	$ 146,608	$ (19,003)	$ (200,338)	$ (43,612)

BALANCE SHEET DATA		At June 30,
	2006	2005	2004	2003	2002
Loans receivable	$ 49,855,530	$ 52,060,254	$ 49,900,989	$ 55,306,678	$ 55,029,831
Unrealized depreciation of loans receivable	(290,300)	(150,000)	(509,770)	(303,170)	(303,170)
Loans receivable, net	$ 49,565,230	$ 51,910,254	$ 49,391,219	$ 55,003,508	$ 54,726,661
Total assets	$ 56,018,811	$ 57,886,595	$ 57,091,906	$ 60,027,231	$ 58,943,546
Notes payable and demand notes	$ 20,927,500	$ 29,770,652	$ 28,908,652	$ 34,130,000	$ 33,720,000
Subordinated SBA debentures	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 9,200,000	$ 7,860,000
Total liabilities	$ 34,259,543	$ 42,716,254	$ 41,843,447	$ 44,055,086	$ 42,276,465
Total stockholders' equity	$ 21,759,268	$ 15,170,341	$ 15,248,459	$ 15,972,145	$ 16,667,081

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

CRITICAL ACCOUNTING POLICIES

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2006 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies from daily operations, as discussed below:

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

Total Investment Income

The Company's investment income decreased $841,224 or 14% to $5,290,842 as compared with the prior year ended June 30, 2005. The decrease is primarily due to the fact that a significant net gain on sale of securities of $688,874 was reported in the prior year, as well as decreases in interest income of $90,396, other fees of $23,063, and in leasing income of $38,891, which is generated by the leasing activities of Elk's subsidiaries.  The decrease in interest income is primarily the result of a decrease of $2,345,024 in the net loan portfolio at June 30, 2006 as compared to June 30, 2005, due to payoffs and settlements of loans receivable in excess of new loan fundings and due to the impact of lower average rates charged on new or modified loans.  The decrease in leasing income was primarily due to sales of medallions and autos that were previously leased.

Operating Expenses

Interest expense for the year ended June 30, 2006 increased $285,182 or 15% to $2,122,815 when compared to the year ended June 30, 2005. This reflects the impact of higher interest charged on outstanding bank borrowing.  The Company anticipates a reduction in interest expense for fiscal 2007 due to a decrease in its short-term bank borrowings of $8,843,152 for the fiscal year ended June 30, 2006. This was achieved as a result of temporarily using a majority of the proceeds from a stock offering of Ameritrans during fiscal 2006. Salaries and employee benefits increased $27,345 or 2% when compared with the prior year. This increase reflects the increases that were put in effect from the recently amended officers' employment agreements. Occupancy costs increased $1,039 or 1%, when compared with the year ended June 30, 2005 due to increased overhead expenses.  Professional fees decreased $197,349 or 29% when compared with the prior year. This decrease is due primarily to a reduction in legal fees incurred relating to the foreclosures of the Chicago medallion loans. Miscellaneous administrative expenses decreased $86,034 or 8% when compared with the prior year. Loss and impairments on both medallions under lease and assets acquired decreased by $110,192 due to fewer write-downs of related assets. Foreclosure expenses decreased $96,411 or 110% and write off and depreciation of interest and loans receivable decreased $393,244 or 54% when compared with the year prior, due to improved performance of the Chicago medallion loans.

Total write off and depreciation on interest and loans receivable was $335,466 net of a decrease in unrealized depreciation of interest of $27,500 offset by an increase of unrealized depreciation on loans receivable of $140,300.

Net Income (Loss)

Net income decreased from net income of $112,774 for the year ended June 30, 2005 to a net loss of $218,680 for the year ended June 30, 2006. The decrease in net income for the year ended June 30, 2006 was attributable primarily to a decrease in total investment income of $841,224 when compared to the prior year.  This decrease is primarily due to a net gain on the sale of securities of $688,874 that was recognized in fiscal year 2005, whereas fiscal year 2006 includes a loss of $61,660 due to write-downs on certain equity securities.

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

Operating Expenses

Interest expense for the year ended June 30, 2005 increased $394,217 or 27% to $1,837,633 when compared to the year ended June 30, 2004. This reflects the impact of higher interest charged on outstanding bank borrowing as well as higher outstanding bank notes payable when compared with the prior year. Salaries and employee benefits increased $105,999 or 10% when compared with the prior year. This increase reflects the increases that were put in effect from the recently amended officers' employment agreements. Occupancy costs decreased $18,613 or 9%, when compared with the year ended June 30, 2005 due to the first full year under the amended sublease and shared office expense terms. Professional fees increased $70,231 or 12% when compared with the prior year. This increase reflects the additional legal fees incurred relating to the foreclosures of the Chicago medallion loans as well as fees related to significant new loans issued. Miscellaneous administrative expenses decreased $87,978 or 8% when compared with the prior year.  Loss and impairments on both medallions under lease and assets acquired increased by $153,815 due to additional write-downs of related assets to estimated fair value.  Foreclosure expenses decreased $275,176 or 76% and write off and depreciation of interest and loans receivable decreased $295,535 or 29% when compared with the year prior.

Total write off and depreciation on interest and loans receivable was $728,710, net of a increase in unrealized depreciation of interest of $28,500 offset by an decrease of unrealized depreciation on loans receivable of $359,770.  The foreclosure expenses incurred by the Company as it satisfies outstanding balances incurred by the default borrowers on the medallions with the City of Chicago were $87,695 for the year ended June 30, 2005. This expense primarily consisted of back taxes, interest and penalties owed to the City of Chicago Department of Revenue by defaulted medallion owners which were required to be paid as a condition of completing the medallion foreclosures sales and transfer to new purchasers, as well as professional fees related to these foreclosures.

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

Balance Sheet and Reserves

Total assets decreased by $1,867,784 as of June 30, 2006 when compared to total assets as of June 30, 2005. This decrease was primarily due to a decrease in the outstanding loans receivable of $2,345,024, which is attributable to payoffs and settlements on loans in excess of new loan fundings during the fiscal year.  There were also decreases in medallions and autos that were sold during the fiscal year for proceeds of $623,300.  These decreases were partially offset by an increase in investments in equity securities of $874,467.  In addition, Elk’s proceeds from banks for the fiscal year were $13,015,713 versus $21,858,865 in repayments made on notes payable from banks. This resulted in a decrease of $8,843,152 in its short-term bank borrowings for the fiscal year ended June 30, 2006.  The Company used a majority of the proceeds from a stock offering of Ameritrans during fiscal 2006 to temporarily reduce Elk's outstanding bank debt.

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

Ameritrans' interest rate sensitive assets were approximately $49.5 million and interest rate sensitive liabilities were approximately $32.9 million at June 30, 2006. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

Interest Rate Swap Agreements

Ameritrans manages the exposure of its portfolio to increases in market interest rates by entering into interest rate swap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

On February 11, 2003, Elk purchased an interest rate swap contract for $5,000,000 with a bank which expired February 11, 2005.  The swap transaction provided for a fixed rate of 3.56%.  Effective October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each with Citibank, N.A. which expire on October 15, 2007, and October 14, 2008, respectively.  These swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. These swap transactions provide for a fixed rate of 6.20% and 6.23%, respectively.

Ameritrans believes that its bank credit facilities and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing operations of the Company's loan portfolio. Nevertheless, the Company continues to explore additional options, which may increase available funds for its growth and expansion strategy. In addition to the application for SBA funding described above, these financing options would provide additional sources of funds for both external expansion and continuation of internal growth.

Investment Considerations

The Company is affected by the steady increases in the prime rate of interest due to the federal reserve increase in interest rates which cause a corresponding increase in interest rates by the banks.  During the past sixteen (16) months ended September 19, 2006, interest rates have increased by approximately 2.50% or 250 basis points.  The dollar amount of the Company's adjustable rate loans receivable is approximately $13,675,689 with the remainder being fixed rate loans.  Interest rate increases may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

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

Our commercial loan activity has increased in recent years. Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative. Our borrower base consists primarily of small business owners that have limited resources and that are generally unable to obtain financing from banks or other primary sources. There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions. In addition, these small businesses often do not have audited financial statements. Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

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

On March 2, 2006, the Company closed on the sale of 1,355,608 shares (the "Shares") of Common Stock and 338,902 warrants to purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310, ($7,250,407 net of expenses).  The Company granted a total of 338,902 Private Offering Warrants.  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  These Shares and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005 of which various closings took place throughout December 2005, January, February and March of 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the expansion of the Company’s business, enabling Ameritrans to make loans to and investments in opportunities that the Company's operating subsidiary, Elk has historically been unable to make due to SBA Regulation.

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the Private Offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

At June 30, 2006, 64% or $20,927,500, of Elk's indebtedness was represented by indebtedness to its banks with interest rates ranging from 6.5837% to 6.91313%, and 36% or $12,000,000 by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000 under its existing lines of credit with the banks, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

Contractual obligations expire or mature at various dates through March 1, 2014.  The following table shows all contractual obligations at June 30, 2006.

	Payments due by period
	Less than 1 year[1]	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total

Floating rate borrowings	$20,927,500	$ -	$ -	$ -	$ -	$ -	$20,927,500

Fixed rate borrowings	-	-	-	-	-	$12,000,000	$12,000,000

Operating lease obligations (including overhead)	$182,105	$183,599	$186,055	$192,202	$195,515	$517,915	$1,457,391
Total	$21,109,605	$183,599	$186,055	$192,202	$195,515	$12,517,915	$34,384,891

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

New Accounting Standards

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007 for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of SFAS No. 133 and 140.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined.  The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.  The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company’s financial position.

In December 2004, the FASB issued the SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees."  SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant.  The Company previously used the intrinsic value method to measure compensation expense for stock-based awards.  On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company’s required adoption date of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006.  The Company adopted the requirements of SFAS 123(R) on a modified prospective basis effective January 1, 2006 and expects that its adoption will not have a material impact on its financial position or results of operations and earnings per share.

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

The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors' estimate of the current fair value of each component of the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as net unrealized depreciation on investments.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have resulted in an additional net loss of approximately $72,500 at June 30, 2006. This is comprised of a 1% change in two components, loans receivable of approximately $13,675,700 at variable interest rate terms, and approximately $20,927,500 for bank debt subject to variable market rates.  This example does not take into account the impact of the interest rate swaps the Company has in place on its bank debt to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years through June 30, 2006, the Company has had no reportable events (as defined in Item 304(a)(2) of Regulation S-K).

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors and executive officers of Ameritrans and Elk (the "Board") are identical. The following table sets forth certain information concerning our directors and executive officers:

NAME

POSITION

Gary C. Granoff(1)

President, CEO, CFO and Chairman of Board of Directors

Ellen M. Walker(1)

Executive Vice President and Director

Steven Etra(1)

Vice President and Director

Michael Feinsod(1)

Director

Murray A. Indick(1)

Director

Allen Kaplan

Director

John R. Laird

Director

Howard F. Sommer

Director

Wesley Finch

Director

Ivan Wolpert

Director

Heidi Sorvino*

Director

Lee A. Forlenza

Senior Vice President

Silvia M. Mullens

Vice President

Margaret Chance

Vice President and Secretary

* SBA application submitted and pending

As a BDC, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the Company. Gary C. Granoff, Ellen M. Walker, Steven Etra, Michael Feinsod, and Murray Indick are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.  Ameritrans and Elk are in compliance with this rule as Allen Kaplan, John R. Laird, Howard F. Sommer, Wesley Finch, Ivan Wolpert and Heidi Sorvino are each not "interested persons" with respect to both Ameritrans and Elk.

Gary C. Granoff, age 58, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Mr. Granoff has been a practicing attorney for the past 33 years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York.  Mr. Granoff has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994.  Mr. Granoff has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc. from September 1999 through May 2003. In February 1998, Mr. Granoff was elected to and served as a trustee on the Board of Trustees of The George Washington University for a term which expired on June 30, 2003.  In June 2005, Mr. Granoff was re-elected to and currently serves as, a trustee on the Board of Trustees of The George Washington University for a term which expires in June 2009.  Mr. Granoff also serves as a Trustee of the Parker Jewish Institute for Healthcare and Rehabilitation. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

Ellen M. Walker, age 50, has been a Vice President and a director of Ameritrans since its formation and a Vice President of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than twenty-five years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York.  Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

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

Michael Feinsod, age 35, has been a director of the Company since December 2005.  Since 1999, Mr. Feinsod has been a managing member of Infinity Capital, LLC, an investment management company.  From 1997 to 1999, Mr. Feinsod worked as an analyst and portfolio manager for Mark Boyar & Company, Inc.  Mr. Feinsod is admitted to practice law in New York and was an associate in the corporate law department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997.  Mr. Feinsod previously served on the Board of Directors of Asta Funding, Inc.  Mr. Feinsod holds a Bachelor of Arts degree from The George Washington University and a Juris Doctorate degree from Fordham University School of Law.

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

Wesley Finch, age 59, has been a director of the Company since September 2002. Mr. Finch is the principal of The Finch Group, a real estate development and management company, specializing in the management, restructuring and revitalization of affordable, subsidized, assisted, and market rate housing. Over the last 20 years, The Finch Group has developed, or advised government entities, on more than $1.5 billion of low-income housing. During 1992-1993, Mr. Finch served as a member of President Clinton's transition team at the U.S. Department of Housing and Urban Development. Previously, Mr. Finch served as Finance Chairman for U.S. Senator John F. Kerry's 1984 campaign, and as the Chairman of Senator Kerry's successful 1990 and 1996 campaigns. In addition, during 1987-1988, Mr. Finch was the National Coordinating Chairman of the Democratic Senatorial Campaign Committee, a legal extension of the U.S. Senate. Mr. Finch earned his bachelors degree in accounting from the Bernard M. Baruch School of the City College of New York, and is a non-practicing certified public accountant (CPA).

Ivan J. Wolpert, age 41, has been a director of the Company since December 2005.  Mr. Wolpert is a principal and founder of Belle Harbour Capital, LLC, a real estate fund that has extended over $20 million of loans to builders throughout New York and New Jersey.  He has substantial experience in all aspects of the real estate industry and currently owns both residential units and commercial property.  After graduating from law school, he practiced real estate law and completed his legal career as Of Counsel at Paul, Hastings, Janofsky & Walker LLP.  During the past several years Mr. Wolpert has acquired over 300 residential units and 200,000 square feet of commercial office space and was the recipient of the Associated Builders and Owners of Greater New York's 2004 Management Company of the Year award.  Mr. Wolpert holds a Juris Doctorate degree from St. John's University and a Bachelor of Arts from Tufts University.

Murray A. Indick, age 47, was elected to the Board on May 9, 2006.  Mr. Indick is a co-founder of Prides Capital Partners, LLC, an investment firm specializing in strategic block, activist investing in the small- and micro-cap arena.  Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Prior to joining Blum Capital, Mr. Indick was a partner in the Washington, D.C., office of Dechert Price & Rhoads.  Mr. Indick practiced law for 10 years with Wilmer, Cutler & Pickering in Washington, D.C.  Mr. Indick earned a B.A. from the University of Pennsylvania and a J.D. from the Georgetown University Law Center.

Heidi J. Sorvino, age 45, was elected to the Board on May 9, 2006.  Ms. Sorvino's SBA application has been submitted and is pending.  Since 2003, Ms. Sorvino has been a Member in the Financial Restructuring and Bankruptcy Group at Arent Fox PLLC.  Ms. Sorvino represents secured creditors, creditors committees and debtors and has handled various bankruptcy situations including cash collateral orders, debtor-in-possession financing, automatic stay relief, plan negotiations, sales of assets, preference and fraudulent conveyance actions and trading in claims.  Ms. Sorvino is a member in the American Bankruptcy Institute and the American Bar Association. Ms. Sorvino is also an active member of the International Women's Insolvency and Restructuring Confederation.  Ms. Sorvino holds a Juris Doctorate degree from St. John's University, a Masters of Social Work degree from New York University Graduate School of Social Work, and a Bachelor of Arts from Hamilton College.

John R. Laird, age 64, has been a director of the Company since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer.  Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

Howard F. Sommer, age 66, has been a director of the Company since January 1999.  Mr. Sommer is currently Chief Administrative Officer and Chief Financial Officer of Circa Inc., a nationally-based buyer of pre-owned jewelry.  Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005.  Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971.  Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994.  He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

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

Margaret Chance, age 51, has been Secretary of Ameritrans since its inception and has been Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C.  Ms. Chance holds a paralegal certificate.

Lee A. Forlenza, age 48, currently is the Senior Vice President of Ameritrans and ELK.  He has been a Vice President of Ameritrans since its formation and a Vice President of Elk since March 1992.  Until December 21, 2005, Mr. Forlenza served as a director of both Ameritrans and Elk. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C.  Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

Our directors are actively involved in the oversight of our affairs, including financial and operational issues, credit and loan policies, asset valuation, and strategic direction. No officer or director of Ameritrans has been involved in any legal proceeding requiring disclosure under Item 401 of Regulation S-K.  On December 19, 2005, upon the recommendation of all of the Disinterested Directors, the Board approved increasing the size of the Board from nine (9) directors to eleven (11) directors.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of the Company's Common Stock ("Reporting Persons"), to file initial reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of all reports filed.

Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that as of June 30, 2006, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act.

COMMITTEES OF THE AMERITRANS BOARD

Ameritrans has a standing Audit Committee, a standing 1999 Employee Plan Committee and a Compensation Committee.

The Audit Committee is presently comprised of John R. Laird, Howard Sommer and Wesley Finch.  The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements, and review with the independent public accountants the results of their audit. The Audit Committee held four (4) meetings during fiscal year 2006. The Audit Committee's financial expert and Chairman is John R. Laird.  The members of the Audit Committee have adopted a formal written charter which they will review and assess the adequacy of on an annual basis.  The Charter and any changes or updates thereto will also be posted on the Company's internet website at http://www.ameritranscapital.com.

The 1999 Employee Plan Committee administers our 1999 Employee Plan. The committee is comprised of Allen Kaplan and John R. Laird. See "Stock Option Plans" below.

The Compensation Committee reviews the Company's employment and compensation agreements with its employees. The committee is comprised of Allen Kaplan and John R. Laird.  Mr. Laird serves as the Chairman of the Compensation Committee.

The Board of Directors held 3 formal meetings during fiscal 2006. All of the Company's directors attended each of the meetings of the Board, except that one (1) director missed one (1) meeting.

Ameritrans does not have a standing nomination committee.  In accordance with NASD rule 4350(4), nominees to the Board are recommended by at least a majority of the Independent Directors (as defined in NASD rule 4200) of the Company.  The Independent Directors of Ameritrans are Allen Kaplan, Wesley Finch, John R. Laird, Howard Sommer, Heidi Sorvino and Ivan Wolpert (the "Independent Directors").  These Independent Directors consider individuals for nomination who are recommended to them by various persons.  The Independent Directors then consider who, among the nominees, will bring the most experience and creativity to Ameritrans.  The Independent Directors then vote on which nominee or nominees they will recommend to the Board.  A nominee will only be recommended to the Board upon receipt of at least a majority vote by the Independent Directors.  After the Board receives these recommendations, the Board, by a majority vote, selects the nominee to either fill the vacancy or to stand for election at the next shareholders meeting.

Code of Ethics of the Company

Information regarding the Company's code of Ethics, as amended is set forth in Item 13.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all remuneration for services rendered to the Company to each of the executive officers during the fiscal year ended June 30, 2006.  No non-employee director received compensation in excess of $60,000 during that period.

Summary Compensation Table

Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Base Salary ($) (1)		Bonus ($)	Securities Underlying Options (#) (2)	All Other Compensation ($)(3)
Gary C. Granoff	2006	336,500	(4)	15,000	13,350	32,625
President, Chief Executive Officer,	2005	321,500	(4)	15,000	13,350	32,625
Chief Financial Officer and Director	2004	296,500	(4)	15,000	--	34,238

Ellen M. Walker	2006	132,975		-	5,000	19,946
Executive Vice President and Director	2005	127,447		--	5,000	19,628
	2004	119,801		--	--	17,846

Lee A. Forlenza	2006	82,472		10,000	4,375	13,871
Senior Vice President and Director	2005	79,300		10,000	4,375	13,395
	2004	77,075		10,000	--	12,938

Steven Etra	2006	78,000		-	4,375	11,700
Vice President and Director	2005	78,000		-	4,375	11,700
	2004	68,000		10,000	--	8,775

Silvia Mullens	2006	110,428		17,500	3,350	19,189
Vice President	2005	106,180		20,000	3,350	18,927
	2004	103,688		7,500	--	16,451

Margaret Chance	2006	86,828		17,500	3,350	15,649
Vice President and Secretary	2005	83,520		15,000	3,350	14,768
	2004	84,680		13,375	--	14,336

(1)

Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA.  The SBA has approved total officer and employee compensation of Elk in the amounts paid to date and for the projected amounts for the fiscal year ending June 30, 2006.  This amount includes officers' salaries, other salaries, employee benefits, insurance, and expenses.
(2)

Grants of stock options received during the fiscal year.
(3)

Amounts received under Simplified Employee Pension Plan.
(4)

Does not include approximately $35,000 of reimbursable expenses.  No other executive officer received compensation that would be required to be disclosed in the above table as "Other Annual Compensation."

The following table sets forth certain information regarding individual stock option grants made during the last completed fiscal year to the named executive officers of the Company.

Summary Stock Option Grant Table

The following table sets forth certain information regarding individual stock option grants made during the last completed fiscal year to the named executive officers of the Company.

Name	Number of Securities underlying the option	Percentage of total options granted to employees in fiscal year	(2) Exercise Price	Expiration Date of options granted	Potential value at assumed Annual Rates of Stock Price Appreciation for Option Term (3) 5%	Potential value at assumed Annual Rates of Stock Price Appreciation for Option Term (3) 10%
Ellen M. Walker	(1) 5,000	14.7%	$5.56	December 28, 2010	$29,190	$30,580
Lee A. Forlenza	(1) 4,375	12.9%	$5.56	December 28, 2010	$25,541	$26,758
Steven Etra	(1) 4,375	12.9%	$5.56	December 28, 2010	$25,541	$26,758
Margaret Chance	(1) 3,350	10%	$5.56	December 28, 2010	$19,557	$20,489
Silvia Mullens	(1) 3,350	10%	$5.56	December 28, 2010	$19,557	$20,489
Gary Granoff	(1) 13,350	39.5%	$6.12*	December 28, 2010	$85,787	$89,872

(1)

These options were granted December 28, 2005.

(2)

The exercise price of these options is equal to the closing price of the Company's Common Stock on the date of grant, as reported by the NASDAQ Capital Market (* 110% of closing price).

(3)

The dollar amount under these columns are the results of calculations at the 5% and 10% rates set by the Commission and, therefore, are not intended to forecast possible future appreciations, if any, in the price of the underlying Common Stock.  No gain to the optionees is possible without an increase in price of the underlying Common Stock, which will benefit all stockholders proportionately.

Report of the Board of Directors as to Compensation Matters

Special Compensation Plans Available to Management

Ameritrans and Elk have a policy of paying their directors who are not employees fees for each meeting attended. Since September 24, 2004, Eligible Directors have been paid a fee of $1,000 for each meeting attended.  Since July 1, 1996, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee are paid $1,000 for each meeting, and the head of the Audit Committee receives $1,250 for each meeting.  Fees and expenses paid to non-employee directors were, in the aggregate, $31,250 for the year ended June 30, 2005, and $46,750 for the year ended June 30, 2006.

Compensation Philosophy

The objectives of Ameritrans' executive compensation program are to establish compensation levels designed to enable Ameritrans to attract, retain and reward executive officers who contribute to the long-term success of Ameritrans so as to enhance stockholder value. The Board of Directors, based on recommendations from the Compensation Committee, consisting of non-interested directors, makes decisions regarding executive compensation, including annual base salaries and bonus awards.  The 1999 Employee Plan Committee, consisting of non-interested directors, makes recommendations to the Board each year regarding stock option grants. Option grants are key components of the executive compensation program and are intended to provide executives with an equity interest in Ameritrans so as to link a meaningful portion of the compensation of Ameritrans' executives with the performance of Ameritrans' Common Stock.

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

Executive Compensation Program

Annual compensation for Ameritrans' executives consists of two principal elements: cash compensation, consisting of salaries, bonuses and contributions from the Simplified Employee Pension Plan, and stock options. We have entered into employment agreements with six of our employees described below.

Cash Compensation

In setting the annual base salaries pursuant to the terms of the employment agreements for Ameritrans' executives, the Compensation Committee reviews the aggregate salary and bonus compensation for individuals in comparable positions with other companies, including competitors of Ameritrans, and adjusts such amounts to reflect individual performance. Many of these companies are specialty finance companies. Ameritrans also regularly compares the salary levels of its executive officers with other leading companies.

Bonuses are based on a review and evaluation of the performance of the activity for which the executive has responsibility, the impact of that activity on Ameritrans and the skills and experience required for the job, coupled with a comparison of these elements with similar elements for other executives both inside and outside Ameritrans.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with six (6) employees.  The Company is required to disclose the terms of the agreements for five (5) of those individuals; the CEO and the four highest paid executive officers.

Gary Granoff.  The Company entered into an amended and restated employment agreement with Gary Granoff dated December 31, 2002, for a term of five (5) years commencing July 1, 2003, which replaces the employment agreement by and between the Company and Mr. Granoff dated July 1, 2001.  The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal as provided therein.  The agreement provides that Mr. Granoff be paid an annual salary, which presently is $336,500 for the fiscal year ending June 30, 2006, which increases each year the agreement is in effect.  The agreement also provides that Mr. Granoff be paid a yearly bonus, based on his and Ameritrans' performance, an amount of which is determined by the Board of Directors but which may not be less than $15,000 per year for the first five (5) years of the employment agreement.  If renewed, any bonus will be given solely in the Board's discretion.  The agreement also provides for compensation to Mr. Granoff if he is terminated prior to the expiration of his employment term, the amount of which varies depending upon the nature of his termination.  If, for instance, Mr. Granoff is terminated without cause (as defined in the agreement) he is entitled to a lump-sum payment in an amount equal to (i) his salary, as in effect at the time of termination, through the date of termination and an amount equal to his salary multiplied by the number of years remaining under the agreement, and (ii) an amount equal to all of the consulting fees payable under the terms of Mr. Granoff's consulting agreement with Ameritrans, as discussed below.  The employment agreement also provides for confidentiality and for non-competition, and non-solicitation during the term of the agreement and for one (1) year thereafter.

In conjunction with the employment agreement, the Company entered into an amended and restated consulting agreement with Mr. Granoff, which replaces the consulting agreement by and between the Company and Mr. Granoff dated as of July 1, 2001.  The consulting agreement does not become effective and does not commence unless and until the employment agreement is terminated due to (i) Mr. Granoff's voluntary resignation from the Company or (ii) a notice of non-renewal of the employment agreement from either the Company or the Consultant.  Upon the effectiveness of the consulting agreement Mr. Granoff shall be paid as a consultant at a rate equal to 1/2 the monthly salary in effect at the time the employment agreement is terminated plus any bonus received, if any, for that employment year and other benefits.  The agreement also provides for confidentiality and non-competition for the term of the agreement, and non-solicitation during the term of the agreement and for one (1) year thereafter.

Ellen Walker.  The Company entered into an amended and restated employment agreement dated February 21, 2006, with Ellen Walker which replaces the employment agreement between the Company and Ms. Walker dated October 1, 2001.  The agreement automatically renews for an additional five (5) year term on July 1, 2011, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that Ms. Walker be paid an annual base salary which presently is $132,975, and increases to $140,525 for the twelve months commencing July 1, 2006, and increases five percent (5%) each year the agreement is in effect.  The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance.  The agreement provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement) she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

Silvia M. Mullens.  The Company entered into an employment agreement with Ms. Mullens for a term of five years dated as of January 1, 2002.  The agreement automatically renews for another five-year term unless either party terminates prior to renewal.  The agreement provides that Ms. Mullens is paid an annual salary which presently is $110,428 for calendar year 2006, which increases five percent (5%) each year the agreement is in effect.  The agreement also provides that Ms. Mullens will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance.  Ms. Mullens was paid a bonus of $17,500 during the fiscal year ended June 30, 2006.  The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  If, for instance, Ms. Mullens terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.  On August 25, 2006, the Company and Ms. Mullens agreed to amend the agreement in order to allow for notice of non-renewal to be given 2 months prior to the end of the initial term as opposed to 4 months prior.  This will allow the Compensation Committee additional time to review the agreement.  The Company anticipates renegotiation of a new employment agreement no later than November 1, 2006.

Lee Forlenza.  The Company entered into an amended and restated employment agreement with Lee Forlenza for a five (5) year term commencing as of July 1, 2006, which replaces the employment agreements between the Company and Mr. Forlenza dated July 1, 2003 and October 1, 2001.  The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal prior to the expiration of the initial term.  The agreement provides that Mr. Forlenza is paid an annual salary, of $82,472 for the twelve months ending July 1, 2007, and increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Mr. Forlenza will be paid a yearly bonus based on his and the Company's performance, an amount of which is determined by the Board of Directors but which may not be less than $10,000 for the first five (5) years of the employment agreement.  If the employment agreement is renewed, any bonus after the initial term will be paid solely in the discretion of the Board.  The agreement provides for compensation to Mr. Forlenza if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  If Mr. Forlenza terminates the employment agreement for good reason (as defined in the agreement, he is entitled to a lump-sum payment equal to the sum of his salary, as in effect at the time of termination, and an amount equal to his salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater.  The agreement also provides for confidentiality and for non-competition, and for non-solicitation during the term of the agreement and for one (1) year thereafter.

Margaret Chance.  The Company entered into an employment agreement with Ms. Chance for a term of five (5) years dated as of January 1, 2002.  The agreement automatically renews for another five-year term unless either party terminates prior to renewal.  The agreement provides that Ms. Chance is paid an annual salary, which presently is $86,828 for calendar year 2006, which increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Ms. Chance will be paid a yearly bonus, at the discretion of Ameritrans but which shall not be less than $8,500 per year, based on her and the Company's performance.  Ms. Chance was paid a bonus of $17,500 during the fiscal year ended June 30, 2006.  The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  If, for instance, Ms. Chance terminates the employment agreement for good reason (as defined in the agreement), she is entitled to a lump-sum payment equal to the sum of her salary, as in effect at the time of termination, and an amount equal to her salary multiplied by the number of years remaining under the agreement or two-and-one-half (2 1/2) years, whichever is greater.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one year thereafter.  On August 25, 2006, the Company and Ms. Chance agreed to amend the agreement in order to allow for notice of non-renewal to be given 2 months prior to the end of the initial term as opposed to 4 months prior.  This will allow the Compensation Committee additional time to review the agreement.  The Company anticipates renegotiation of a new employment agreement no later than November 1, 2006.

STOCK OPTION PLANS

Stock Option Plans

The descriptions of the 1999 Employee Plan and the Director Plan set forth below are qualified in their entirety by reference to the text of the plans.

1999 EMPLOYEE PLAN

An employee stock option plan (the "1999 Employee Plan") was adopted by the Ameritrans Board of Directors, including a majority of the non-interested directors, and approved by a stockholder vote, in order to link the personal interests of key employees to our long-term financial success and the growth of stockholder value.  An amendment to the 1999 Employee Plan was approved by the shareholders in January 2002.  The amendment increased the number of shares reserved under the plan from 125,000 to 200,000 shares.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees.  By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills our success in large measure depends.  On December 28, 2005, options to purchase an aggregate of 20,450 shares of Common Stock exercisable at $5.56 per share were granted to certain officers of the Company.  On the same date, Gary C. Granoff was granted options to purchase 13,350 shares of Common Stock exercisable at $6.12 per share.  These options expire on December 28, 2010.2  As of June 30, 2006, options to purchase an aggregate of 67,600 shares of Common Stock were outstanding under the 1999 Employee Plan with 132,400 shares of Common Stock available for future award.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board of Directors, which is comprised solely of non-employee directors (who are "outside directors" within the meaning of Section 152(m) of the Internal Revenue Code and "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange Act")).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.

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

The Director Plan provides for the automatic grant of options to directors who are not employees, officers or interested persons of the Company (an "Eligible Director") who are elected and serve one year on the Board of Directors.  By adopting the Director Plan, the Board believes that the Company will be better able to attract, motivate, and retain as directors people upon whose judgment and special skills our success in large measure depends.  The goal, policy, and purpose of the Director Plan is to attract, motivate and retain as directors, individuals upon whose judgment and special skills the Company's success depends.  As such, the Director Plan, in an effort to retain these individuals serving on the Board, allows for automatic grants of new options under the Plan, upon expiration of the initial five (5) year term.  Upon expiration of these options, and with approval of the Board, new options may be automatically granted to the Directors, with an exercise price equal to the last sales price as of the close of business on date of expiration.

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of June 30, 2006, options to purchase an aggregate of 36,937 shares were outstanding under the Director Plan and 38,063 were available for future award.  On January 16, 2006, 10,020 options were cancelled because a Director resigned and opted not to exercise.   The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

SIMPLIFIED EMPLOYEE PENSION PLAN

In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors.  During the fiscal year ended June 30, 2006 contributions amounted to $140,018.

Gary C. Granoff's Fiscal 2006 Compensation

The Board of Directors has set Gary C. Granoff's total annual compensation at a level it believes to be competitive with the chief executive officers of similarly capitalized specialty finance companies. Gary C. Granoff, in his capacity as Chief Executive Officer, is eligible to participate in the same executive compensation program available to Ameritrans' other senior executives.

STOCK PERFORMANCE GRAPH

Although Ameritrans' Common Stock is listed on the Nasdaq Capital Market, trading in Ameritrans' Common Stock has been extremely limited, making it difficult to meaningfully compare the performance of Ameritrans' Common Stock to that of other similar companies or a broad market index. Therefore, Ameritrans has not included a stock performance graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 30, 2006, there were 3,401,2083 shares of the Company's Common Stock, $.0001 par value ("Shares"), and 300,000 shares of 9 3/8 Participating Preferred Stock ("Participating Preferred Stock") outstanding.  The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of June 30, 2006, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group.  Except as set forth below, the address of each person listed below is the address of Ameritrans.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED	PERCENTAGE OF(A) OUTSTANDING COMMON STOCK OWNED	NUMBER OF SHARES OF PARTICIPATING PREFERRED STOCK OWNED	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED
*Gary C. Granoff	369,825 (1)	10.87%	7,038(a)	2.35%
*Ellen M. Walker	24,574 (2)	**	**	**
*Lee A. Forlenza	47,898 (3)	1.41%	1,000	**
*Steven Etra	154,119 (4)	4.53%	**	**
Allen Kaplan	15,020 (5)	**	**	**
John R. Laird	8,100 (6)	**	**	**
Howard F. Sommer	8,000 (7)	**	**	**
Wesley Finch	40,788 (8)	1.20%	10,000	3.33%
Infinity Capital Partners, L.P. 767 Third Avenue, 16th Floor New York, New York 10017	208,600 (9)	6.13%	**	**
*Michael Feinsod 767 Third Avenue, 16th Floor New York, New York 10017	12,500 (10)	**	**	**
*Margaret Chance	10,590 (11)	**	220(b)	**
*Silvia Mullens	6,700 (12)	**	**	**
Mitchell Partners L.P. 3187-D Airway Avenue Costa Mesa, CA 92626	289,210 (13)	8.50%	21,900	7.3%
Performance Capital, L.P. 767 Third Avenue, 16th Floor New York, NY 10017	336,375 (14)	9.89%	**	**
Prides Capital Partners, LLC 200 High Street, Suite 700 Boston, MA 02110	1,068,375 (15)	31.41%	**	**
*Murray Indick 200 High Street, Suite 700 Boston, MA 02110	0 (16)	0%	**	**

Ivan Wolpert 19 Fulton Street, Suite 301 New York, NY 10038	11,183 (17)	**	**	**
Heidi Sorvino	0	**	**	**
All Officers and Directors, as a group (14 persons)***	1,986,272	58.40%	40,158	13.39%

(A)

Ownership percentages are based on 3,401,208 Shares of common stock outstanding as of June 30, 2006. Under the rules of the SEC, shares of common stock that an individual has a right to acquire within 60 days from June 30, 2006, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage of ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

***

All Officers and Directors: Gary C. Granoff, Ellen M. Walker, Steven Etra, Margaret Chance, Silvia Mullens, Lee Forlenza, Michael Feinsod, Murray Indick, Allen Kaplan, John R. Laird, Howard F. Sommer, Wesley Finch, Ivan Wolpert, and Heidi Sorvino.

**

Less than 1%.

*

Gary C. Granoff, Ellen M. Walker, Steven Etra, Margaret Chance, Silvia Mullens, Lee Forlenza, Michael Feinsod, and Murray Indick are each "interested persons" with respect to Ameritrans, as such term is defined in the 1940 Act.

(1)

Includes (i) 153,180 Shares owned directly by Mr. Granoff; (ii) 3,300 Public Warrants; (iii) 16,900 Shares owned by the Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his mother and brother are trustees; (iv) 261 Shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (v) 78,584 Shares and 500 Public Warrants owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (vi) 12,000 Shares and 1,000 Public Warrants owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (vii) 67,100 Shares, 1800 Public Warrants, and 2,500 Shares issuable upon the exercise of five (5) year warrants issued pursuant to the Company's July 29, 2005 Offering of Common Stock and Warrants (the "Private Offering Warrants") held by Mr. Granoff in various IRA or pension accounts, (viii) 6,000 Shares held in an irrevocable qualified subchapter s trust for the benefit of Mr. Granoff's son whereby Mr. Granoff is the trustee, and (ix) 26,700 Shares issuable upon exercise of five-year options issued under the 1999 Employee Plan.  Excludes (A) 12,937 Shares, and 1,000 Public Warrants owned directly by Leslie Granoff, Mr. Granoff's wife, of which Shares he disclaims beneficial ownership; and (B) 47,855 Shares held by JR Realty Corp., a company owned in part and controlled in part by Mr. Granoff's wife, where Mr. Granoff serves as Treasurer.

(a)

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

(2)

Includes (i) 14,374 Shares held directly by Ms. Walker, (ii) 200 Shares held by Ms. Walker as custodian for her son, and (iii) 10,000 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(3)

Includes (i) 35,218 Shares held directly by Mr. Forlenza, (ii) 3,230 Shares held for the benefit of Mr. Forlenza's IRA, (iii) 700 Public Warrants, and (iv) 8,750 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(4)

Includes (i) 33,357 Shares held directly by Mr. Etra; (ii) 29,022 Shares owned jointly by Mr. Etra and his wife; (iii) 27,000 Shares held by Mr. Etra's wife; (iv) 35,990 Shares held by Fiserv Securities Inc. for the benefit of Mr. Etra's IRA; (v) 10,000 Shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (vi) 10,000 Shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee; and (vii) 8,750 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(5)

Includes (i) 5,000 Shares held directly by Mr. Kaplan and (ii) 10,020 Shares issuable upon the exercise of five-year options issued under the Director Plan.

(6)

Includes 100 Shares owned directly by Mr. Laird and 8,000 Shares issuable upon exercise of five-year options issued under the Director Plan.

(7)

8,000 Shares issuable upon exercise of five-year options issued under the Director Plan.

(8)

Includes (i) 19,871 Shares owned directly by Mr. Finch; (ii) 10,917 Shares issuable upon exercise of five-year options issued under the Director Plan; and (iii) 10,000 Public Warrants.  Excludes (A) 6,000 Shares owned directly by Mr. Finch's wife as to which he disclaims beneficial ownership and (B) 26,300 Shares held by the Tudor Trust, a grantor trust, of which Mr. Finch is the grantor, Mr. Finch's wife and their two children are the beneficiaries, and Mr. Finch's wife is one of the two trustees.  Mr. Finch disclaims beneficial ownership of the trust's 26,300 Shares.

(9)

Includes  208,600 Shares held by Infinity Capital Partners, L.P.

(10)

Includes (1) 10,000 Shares held by Shoulda Partners, L.P., and (2) 2,500 Shares issuable to Shoulda Partners upon the exercise of the Private Offering Warrants.  Excludes 208,600 Shares held by Infinity Capital Partners, L.P.    Because Mr. Feinsod is a controlling person of Infinity Capital Partners L.P. and a general partner of Shoulda Partners, L.P. he may also be deemed to be a beneficial owner of securities held by Infinity Capital Partners L.P. and Shoulda Partners, L.P.  Mr. Feinsod disclaims beneficial ownership of the Shares except to the extent of his pecuniary interest therein.

(11)

Includes (i) 1,200 Shares owned directly by Ms. Chance, (ii) 200 Shares held by Ms. Chance as custodian for her daughter, Alexis Chance, (iii) 50 Shares held directly by her daughter, Alexis Chance, (iv) 2,220 Shares held by Ms. Chance in various IRA or pension accounts, (v) 220 Public Warrants, and (vi) 6,700 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(12)

6,700 Shares issuable upon the exercise of five-year options issued under the 1999 Employee Plan.

(b)

Participating Preferred Stock held in a pension account.

(13)

Includes 274,210 Shares owned directly by Mitchell Partners L.P. and 15,000 Shares issuable to Mitchell Partners upon the exercise of the Private Offering Warrants.

(14)

Includes (i) 188,210 Shares owned directly by Performance Capital, L.P., (ii) 47,053 Shares issuable to Performance Capital, L.P. upon the exercise of the Private Offering Warrants, (iii) 80,890 Shares held by Performance Capital II, L.P., and (iv) 20,222 Shares issuable to Performance Capital II, L.P. upon the exercise of the Private Offering Warrants.

(15)

Includes (i) 854,700 Shares held directly by Prides Capital Fund I, L.P., and (ii) 213,675 Shares issuable to Prides Capital Fund I, L.P. upon the exercise of the Private Offering Warrants.  Because Prides Capital Partners, L.L.C. is the general partner of Prides Capital Fund I, L.P., Prides Capital Partners, L.L.C. may be deemed the beneficial owner of the securities held by Prides Capital Fund I, L.P.

(16)

Murray A. Indick is a Partner of Prides Capital Partners, L.L.C.  Excludes (i) 854,700 Shares held directly by Prides Capital Fund I, L.P., and (ii) 213,675 Shares issuable to Prides Capital Fund I, L.P. upon the exercise of the Private Offering Warrants.  Because Prides Capital Partners, L.L.C. is the general partner of Prides Capital Fund I, L.P., Prides Capital Partners, L.L.C. may be deemed the beneficial owner of the securities held by Prides Capital Fund I, L.P.    Because Mr. Indick is a controlling member of Prides Capital Partners, L.L.C., he may also be deemed to be a beneficial owner of securities deemed to be beneficially owned by Prides Capital Partners, L.L.C.  Mr. Indick disclaims beneficial ownership of the Shares held directly or indirectly by Prides Capital Partners, LLC except to the extent of his pecuniary interest therein.

(17)

Mr. Wolpert is a principal and founder of Belle Harbour Capital, L.L.C.  Includes (i) 4,774 Shares owned directly by Mr. Wolpert, (ii) 1,068 Shares issuable to Mr. Wolpert upon the exercise of the Private Offering Warrants, (iii) 4,273 Shares held by Belle Harbour Capital, L.L.C., and (iv) 1,068 Shares issuable to Belle Harbour Capital upon the exercise of the Private Offering Warrants.  Mr. Wolpert disclaims beneficial ownership of the Shares held by Belle Harbour except to the extent of his pecuniary interest therein.

Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("GWF") whose stockholders are officers and directors of Elk and Ameritrans. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk.  Elk paid GWF approximately $52,555 in fees during the fiscal year ended June 30, 2006.  Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

We also rent office space from GWF and share certain office expenses with that firm.  In November 2003, the Board of Directors approved a new sublease with the law firm to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014 and accounts for certain retroactive adjustments per the agreement.  The Company is presently utilizing 37% of the landlord's space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, and subject to annual increases as per the master lease agreement between the landlord and the law firm.  In the event that more space is utilized, the percentage of the total rent shall be increased accordingly.  In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, currently a minimum of $3,000 a month.  For the fiscal year ended June 30, 2006, we paid $86,334 in rent, $36,000 in shared overhead expense, and $23,837 of other reimbursable shared overhead expense.

During the fiscal year ended June 30, 1998, GWF exercised an option in its lease, at our request, and rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space").  In August, 2001, the Company's Board of Directors approved the execution of a formal sublease with the law firm on financial terms and conditions consistent with the prior arrangement for the period July 1, 2001 through April 30, 2004.  The terms for the Additional Space are included in the new sublease with the law firm approved by the Board of Directors in November 2003 to take effect upon the expiration of the prior sublease, May 1, 2004, and to continue through April 20, 2014.  Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. During the year ended 2006, no additional amount was paid in connection with this agreement.

Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space with an entity in which an officer and shareholder of the Company has an interest.  The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ending June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice.  Rent expense under the lease amounted to $43,334 for the year ended June 30, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services provided by Rosen Seymour Shapss Martin & Company LLP, the Company's independent public accountants, are as follows:

AUDIT FEES

Fees for audit services billed in fiscal 2006 and 2005 were $159,950 and $120,700, respectively and consist of the annual audit of the Company's consolidated financial statements and interim reviews of the quarterly consolidated financial statements.  Also included are services in connection with SEC registration statement and stand-alone financial statements of Elk Associates Funding Corporation.

AUDIT-RELATED FEES

There were no fees for audit related services by the Company's independent registered accountants for the years ended June 30, 2006 and 2005.

TAX FEES

There were no fees for professional services by the Company's independent registered accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2006 and 2005.

ALL OTHER FEES

There were no fees for services provided by the by the Company's independent registered accountants other than the services rendered in the above paragraphs, for the years ended June 30, 2006 and 2005.

AUDIT COMMITTEE POLICIES AND PROCEDURES

The Audit Committee will recommend to the Board the selection of the independent accountants, considering independence and effectiveness and approve the fees and other compensation to be paid to the independent accountants.  On an annual basis, the Committee shall review and discuss with the independent accountants all significant relationships the independent accountants have with the Corporation and relevant third parties to determine the independent accountants' independence.  In making this determination, the Committee shall consider not only auditing and other traditional accounting functions performed by the independent accountants, but also consulting, legal, and other professional services rendered by the independent accountants and their affiliates.  The Committee will also require the independent accountants to submit on an annual basis a formal written statement delineating all relationships among the Corporation, the independent accountants, and their respective affiliates.

1.

The independent accountants are ultimately accountable to the Audit Committee and the Board of Directors.  The Audit Committee shall review the independence and performance of the accountants and shall be responsible for the annual appointment of the independent accountants or approve any discharge of accountants when circumstances warrant.

2.

The Audit Committee shall approve the audit fees and other compensation to be paid to the independent accountants for permitted services.

3.

Prior to releasing the year-end earnings, the Audit Committee shall discuss the results of the audit with the independent accountants.  Discuss certain matters required to be communicated to Audit Committee.

4.

In making this determination, the Committee shall consider not only auditing and other traditional accounting functions performed by the independent accountants, but also consulting, legal, and other professional services rendered by the independent accountants and their affiliates.  The Committee will also require the independent accountants to submit on an annual basis a formal written statement delineating all relationships among the Corporation, the independent accountants, and their respective affiliates.

5.

Review the performance of the independent accountants and approve any proposed discharge of the independent accountants when circumstances warrant.

6.

Periodically consult with the independent accountants out of the presence of management about internal controls and the fullness and accuracy of the organization's financial statements.  Among the items to be discussed in these meetings are the independent accountants' evaluation of the Corporation's financial, and accounting personnel, and the cooperation that the independent accountants received during the course of each audit.

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

b)

REPORTS ON FORM 8-K

On August 4, 2006, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the appointment of Wesley Finch to the Audit Committee of the Company in response to a letter from NASDAQ. (14)

On June 21, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the fourth quarter of 2006. (15)

On May 16, 2006, the Company filed a current report on Form 8-K reporting under Items 5.02, 5.03 and 8.01 that the Company issued a press release announcing the Company's results for the third quarter of Fiscal year 2006.  (16)

On May 11, 2006, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the results of the annual meeting of the shareholders that took place on May 9, 2006.  (17)

On March 21, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the third quarter of 2006.  (18)

On March 2, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's final closing of its private offering.  (19)

On February 15, 2006, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing Company's results for the second quarter 2006.  (20)

On January 24, 2006, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing that the shareholders of the Company approved an extension of the offering period of the Company's July 29, 2005 private offering of common stock, $.0001 par value, and warrants, from its original expiration date of January 25, 2006 to March 31, 2006.  (21)

On December 29, 2005, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing a special meeting of the shareholders to take place Monday January 23, 2006.  (22)

On December 22, 2005, the Company filed a current report on Form 8-K reporting under Item 5.02 that the Company issued a press release announcing the resignation of directors and election of directors.  (23)

On December 20, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the second quarter of 2006.  (24)

On December 6, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's initial closing of its private offering. (25)

On November 15, 2005, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the Company's results for the first quarter 2006.  (26)

On October 18, 2005, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the Company's completion of interest rate swaps.  (27)

On September 29, 2005, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the fourth quarter and fiscal year ending June 30, 2005. (28)

On September 20, 2005, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the declaration of a quarterly dividend on its 9 3/8% Preferred Stock. (11)

On July 22, 2005 the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the results of a vote at a Special Meeting of Shareholders held on July 21, 2005 approving a private offering of the Company's common stock. (12)

On July 1, 2005 the Company filed a current report on Form 8-K reporting under Item 2.02 (Regulation FD Financial Disclosure) that the Company issued a press release announcing the receipt of sales proceeds from the Arlington, Virginia hotel investment. (13)

c)

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

EXHIBIT INDEX

Exhibit

Number    Exhibit

--------  -------

2.1

Agreement and Plan of Merger dated as of May 4, 2000 by and among Medallion Financial Corp., AMTC Merger Corp., and Ameritrans Capital Corporation.(1)

2.2

Amendment No. 8 dated as of August 29, 2000 to the Agreement and Plan  of Merger dated as of May 4, 2000 by and among Medallion Financial Corp., AMTC Merger Corp., and Ameritrans Capital Corporation.(2)

3 (i)

Certificate of Incorporation (3)

3 (ii)

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

10.16

Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.17

Amended and Restated Consulting Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff.(8)

10.18

Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Lee Forlenza.(29)

10.19

Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Ellen Walker.(29)

10.20

Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens.(9)

10.21

Amendment dated August 25, 2006 to Silvia Mullens Employment Agreement dated as of January 1, 2002.  (attached hereto)

10.22

Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance.(9)

10.23

Amendment dated August 25, 2006 to Margaret Chance Employment Agreement dated as of January 1, 2002.  (attached hereto)

10.24

Form of Swap Agreement in the principal amount of $5,000,000 at a fixed rate of 6.20% effective October 14, 2005 between Elk Associates Funding Corp. and Citibank, N.A. (attached hereto)

10.25

Form of Swap Agreement in the principal amount of $5,000,000 at a fixed rate of 6.23% effective October 14, 2005 between Elk Associates Funding Corp. and Citibank, N.A. (attached hereto)

14.1

Code of Ethics of Ameritrans Capital Corporation, as amended. (10)

21.1

List of Subsidiaries of Ameritrans. (10)

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

32.1

Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

99.1

Ameritrans Audit Committee Charter (10)

99.2

Ameritrans Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006. (29)

NOTES

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

(8)

Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2003.

(9)

Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2002.

(10)

Incorporated by reference from the Registrant's 10-K (File No. 811-08847) filed September 28, 2004.

(11)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on September 20, 2005.

(12)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on July 22, 2005.

(13)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on July 1, 2005.

(14)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on August 4, 2006

(15)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on  June 21, 2006

(16)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on May 16, 2006

(17)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on May 11, 2006

(18)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on March 21, 2006

(19)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on March 2, 2006

(20)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on February 15, 2006

(21)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on January 24, 2006

(22)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on December 29, 2005

(23)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on December 22, 2005

(24)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on December 20, 2005

(25)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on December 6, 2005

(26)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on November 15, 2005

(27)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on October 18, 2005

(28)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on September 29, 2005

(29)

Incorporated by reference from the Registrant's N-2 (File No. 333-132438) filed on March 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2006.

AMERITRANS CAPITAL CORPORATION

By: /s/ Gary C. Granoff ----------------------------------- Gary C. Granoff, President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

/s/ Gary C. Granoff

President, Chairman of the Board of

September 28, 2006

-----------------------

Directors, Chief Executive Officer and

Gary C. Granoff

Chief Financial Officer

/s/ Ellen M. Walker

Executive Vice President and Director

September 28, 2006

-----------------------

Ellen M. Walker

/s/ Murray A. Indick

Director

September 28, 2006

-----------------------

Murray Indick

/s/ Steven Etra

Vice President and Director

September 28, 2006

-----------------------

Steven Etra

/s/ Michael Feinsod

Director

September 28, 2006

-----------------------

Michael Feinsod

/s/ Allen Kaplan

Director

September 28, 2006

-----------------------

Allen Kaplan

/s/ John R. Laird

Director

September 28, 2006

-----------------------

John R. Laird

/s/ Howard F. Sommer

Director

September 28, 2006

-----------------------

Howard F. Sommer

/s/ Wesley Finch

Director

September 28, 2006

-----------------------

Wesley Finch

/s/ Ivan Wolpert

Director

September 28, 2006

-----------------------

Ivan Wolpert

/s/ Heidi Sorvino

Director

September 28, 2006

-----------------------

Heidi Sorvino

ii

CONTENTS

June 30, 2006, 2005 and 2004

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP

F-2 – F-3

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets at June 30, 2006 and 2005

F-4 – F-5

Statements of Operations for the Years Ended
June 30, 2006, 2005 and 2004

F-6

Statements of Comprehensive Income (Loss) for the Years Ended
June 30, 2006, 2005 and 2004

F-7

Statements of Stockholders’ Equity for the Years Ended
June 30, 2006, 2005 and 2004

F-8

Statements of Cash Flows for the Years Ended

June 30, 2006, 2005 and 2004

F-9 – F-10

Notes to Consolidated Financial Statements

F-11 – F-34

Schedule of Loans as of June 30, 2006

F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006, and the schedule of loans as of June 30, 2006.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1, the consolidated financial statements include loans valued at $49,565,230 and $51,910,254 as of June 30, 2006 and 2005, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values.  We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate.  However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

September 26, 2006

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

	2006	2005

Assets (Note 8)

Loans receivable	$ 49,855,530	$ 52,060,254
Less unrealized depreciation on loans receivable	(290,300)	(150,000)
Loans receivable, net	49,565,230	51,910,254

Cash and cash equivalents	846,623	327,793
Accrued interest receivable, net of unrealized depreciation of $31,500 in 2006 and $59,000 in 2005	662,846	756,701
Assets acquired in satisfaction of loans	288,251	384,528
Receivables from debtors on sales of assets acquired in satisfaction of loan	482,525	455,184
Medallions under lease	1,706,901	2,282,201
Prepaid expenses and other assets	439,171	531,904
Equity securities	1,782,924	908,457
Furniture, equipment and leasehold improvements, net	244,340	329,573

Total assets	$ 56,018,811	$ 57,886,595

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

June 30, 2006 and 2005

	2006	2005

Liabilities and Stockholders’ Equity

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, bank	20,927,500	29,770,652
Accrued expenses and other liabilities	880,203	604,942
Accrued interest payable	367,465	256,285
Dividends payable	84,375	84,375

Total liabilities	34,259,543	42,716,254

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 10,000,000 and 5,000,000 shares authorized; 3,401,208 and 2,045,600 shares issued and 3,391,208 and 2,035,600 shares outstanding	340	205
Additional paid-in capital	21,119,817	13,869,545
Accumulated deficit	(2,683,314)	(2,127,134)
Accumulated other comprehensive loss	(207,575)	(102,275)
Total	21,829,268	15,240,341
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders’ equity	21,759,268	15,170,341

Total liabilities and stockholders’ equity	$ 56,018,811	$ 57,886,595

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Investment income:
Interest on loans receivable	$ 4,681,558	$ 4,771,954	$ 5,195,741
Gain on sale of equity securities, net (Note 4)	-	688,874	5,665
Fees and other income	436,535	459,598	318,559
Leasing income	172,749	211,640	119,527
Total investment income	5,290,842	6,132,066	5,639,492
Operating expenses:
Interest	2,122,815	1,837,633	1,443,416
Salaries and employee benefits	1,156,308	1,128,963	1,022,964
Occupancy costs	189,505	188,466	207,079
Professional fees	478,050	675,399	605,168
Other administrative expenses	1,076,423	1,162,457	1,250,435
Loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net	87,985	198,177	44,362
Foreclosure expenses, net	(8,716)	87,695	362,871
Write off and depreciation on interest and loans receivable	335,466	728,710	1,024,245
Total operating expenses	5,437,836	6,007,500	5,960,540
Operating income (loss)	(146,994)	124,566	(321,048)
Other expense:
Equity in loss of investee	-	(4,021)	(29,634)
Loss on write-down of equity securities	(61,660)	-	-
Loss on sale of taxi	-	(60)	-
Total other expense	(61,660)	(4,081)	(29,634)
Income (loss) before income taxes	(208,654)	120,485	(350,682)
Income taxes	10,026	7,711	16,501
Net income (loss)	(218,680)	112,774	(367,183)
Dividends on preferred stock	(337,500)	(337,500)	(337,500)
Net loss available to common shareholders	$ (556,180)	$ (224,726)	$ (704,683)

Weighted Average Number of Common Shares Outstanding:
Basic	2,653,898	2,035,600	2,035,600
Diluted	2,653,898	2,035,600	2,035,600

Net Loss Per Common Share:
Basic	$ (0.21)	$ (0.11)	$ (0.35)
Diluted	$ (0.21)	$ (0.11)	$ (0.35)

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004

Net income (loss)	$ (218,680)	$ 112,774	$ (367,183)

Other comprehensive income (loss):
Unrealized gain (loss) on equity securities arising during the period	(105,300)	46,583	(13,338)
Reclassification adjustment for (gain) loss included in net income (loss)	-	100,025	(5,665)

Total comprehensive income (loss)	$ (323,980)	$ 259,382	$ (386,186)

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2006, 2005 and 2004

	Common Stock	9-3/8% Cumulative Participating Redeemable Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance—June 30, 2003	$ 205	$ 3,600,000	$ 13,869,545	$ (70,000)	$ (1,197,725)	$ (229,880)	$ 15,972,145
Dividends declared on preferred stock	-	-	-	-	(337,500)	-	(337,500)
Net loss	-	-	-	-	(367,183)	-	(367,183)
Unrealized loss on equity securities	-	-	-	-	-	(13,338)	(13,338)
Reclassification adjustment for gain included in net loss	-	-	-	-	-	(5,665)	(5,665)
Balance—June 30, 2004	205	3,600,000	13,869,545	(70,000)	(1,902,408)	(248,883)	15,248,459
Dividends declared on preferred stock	-	-	-	-	(337,500)	-	(337,500)
Net income	-	-	-	-	112,774	-	112,774
Unrealized gain on equity securities	-	-	-	-	-	46,583	46,583
Reclassification adjustment for loss included in net income	-	-	-	-	-	100,025	100,025
Balance—June 30, 2005	205	3,600,000	13,869,545	(70,000)	(2,127,134)	(102,275)	15,170,341
Dividends declared on preferred stock	-	-	-	-	(337,500)	-	(337,500)
Net proceeds from stock offering	135	-	7,250,272	-	-	-	7,250,407
Net loss	-	-	-	-	(218,680)	-	(218,680)
Unrealized loss on equity securities	-	-	-	-	-	(105,300)	(105,300)
Balance—June 30, 2006	$ 340	$ 3,600,000	$ 21,119,817	$ (70,000)	$ (2,683,314)	$ (207,575)	$ 21,759,268

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (218,680)	$ 112,774	$ (367,183)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,575	148,677	133,685
Gain on sale of equity securities, net	-	(688,874)	(5,665)
Equity in loss of investee	-	4,021	29,634
Loss on sale of taxi	-	60	-
Loss on impairment of medallions under lease	-	100,000	-
Loss on write-down of equity securities	61,660	-	-
Loss on write-down of assets acquired	93,689	-	-
Changes in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	112,800	(331,270)	(453,900)
Accrued interest receivable	121,355	184,711	1,012,179
Prepaid expenses and other assets	51,730	30,254	(142,716)
Accrued expenses and other liabilities	275,261	26,152	157,750
Accrued interest payable	111,180	(15,345)	51,959
Total adjustments	950,250	(541,614)	782,926
Net cash provided by (used in) operating activities	731,570	(428,840)	415,743
Cash flows from investing activities:
Loans receivable	2,780,025	(2,312,465)	3,023,488
Assets acquired in satisfaction of loans	2,588	751,762	279,534
Receivables from debtors on sales of assets acquired in satisfaction of loans	(27,341)	405,607	9,100
Proceeds from sales of equity securities	4,870	1,090,774	109,084
Purchases of equity securities	(1,046,297)	(129,153)	(261,268)
Proceeds from sales of taxis	48,000	13,000	60,125
Purchases of furniture and equipment	(44,340)	(3,992)	(399,959)
Net cash provided by (used in) investing activities	1,717,505	(184,467)	2,261,036
Cash flows from financing activities:
Net proceeds from stock offering	7,250,407	-	-
Proceeds from notes payable, banks	13,015,713	47,397,883	6,590,000
Repayment of notes payable, banks	(21,858,865)	(46,535,883)	(11,811,348)
Proceeds from debentures payable to SBA	-	-	6,950,000
Repayment of debentures payable to SBA	-	-	(4,150,000)
Dividends paid	(337,500)	(337,500)	(337,500)
Net cash (used in) provided by financing activities	(1,930,245)	524,500	(2,758,848)
Net increase (decrease) in cash and cash equivalents	518,830	(88,807)	(82,069)
Cash and cash equivalents:
Beginning of year	327,793	416,600	498,669
End of year	$ 846,623	$ 327,793	$ 416,600

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$ 2,011,635	$ 1,852,993	$ 1,391,457

Income taxes	$ 10,026	$ 7,711	$ 17,276

Supplemental disclosures of non-cash investing activities:
Unrealized gain (loss) on equity securities arising during the period	$ (105,300)	$ 46,583	$ (13,338)

Reclassification adjustment for loss (gain) included in net income	$ -	$ 100,025	$ (5,665)

Conversion of loans receivable to assets acquired in satisfaction of loans	$ -	$ (153,200)	$ (668,534)

Reclassification of assets acquired to receivables from debtors on sales of assets acquired	$ -	$ (438,633)	$ -

Acquisition of medallions through foreclosure of loans receivable	$ -	$ -	$ (2,382,201)

Reclassification of proceeds from sale of medallions to loans receivable for fully financed loans	$ 575,300	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

1.

Organization and Summary of Significant Accounting Policies

Organization and Principal Business Activity

Ameritrans Capital Corporation (the "Company", "Ameritrans") is a Delaware closed-end investment company formed in 1998, which through its subsidiary, Elk Associates Funding Corporation ("Elk"), makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses.  Ameritrans also makes loans to and investments in opportunities that Elk has historically been unable to make due to U.S. Small Business Administration (the "SBA") Regulation.

Elk, a New York corporation, is licensed by the SBA to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended.  Elk is also registered as an investment company under the Investment Company Act of 1940 to make business loans.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and Elk’s wholly owned subsidiaries, EAF Holding Corporation ("EAF"), EAF Enterprises LLC ("EAF Enterprises"), Medallion Auto Management LLC ("Medallion"), EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.  All significant inter-company transactions have been eliminated in consolidation.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk.

EAF Enterprises owned, leased and resold medallions acquired in satisfaction of foreclosures by Elk. EAF Enterprises was voluntarily liquidated and dissolved on April 20, 2006.

Medallion owned, leased and resold automobiles in conjunction with the activities of EAF Enterprises. Medallion was voluntarily liquidated and dissolved on April 21, 2006.

EAF Leasing LLC began operations in October 2003 and owns and leases medallions acquired in satisfaction of foreclosures by Elk.

EAF Leasing II LLC began operations in October 2003 and owns and leases medallions acquired in satisfaction of foreclosures by Elk.

EAF Leasing III LLC began operations in January 2004 and owns and leases medallions acquired in satisfaction of foreclosures by Elk.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents.  The Company maintains its cash balances with various banks with high quality ratings.  However, at times balances may exceed federally insured limits.

Equity Securities

Equity securities are comprised principally of common stock investments in various companies.  The Company currently classifies equity securities as available-for-sale.  Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded in the statement of comprehensive income (loss), and separately as a component of accumulated other comprehensive income (loss) within stockholder’s equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is charged to earnings.  Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings.  In addition, any unrealized gains and losses deferred in accumulated other comprehensive income (loss) is recognized in determining net gain or loss on disposition.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code").  An RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as an RIC, a company must payout at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal 2006, the Company intends to make the required distributions to its stockholders.

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

Deferred Loan Costs and Fees

Deferred loan costs are included in prepaid expenses and other assets.  Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2006, 2005 and 2004 was $41,002, $48,056 and $60,013, respectively.  At June 30, 2006 and 2005, deferred loan costs and commitment fees amounted to $268,878 and $309,880, respectively, net of accumulated amortization of $151,122 and $354,101, respectively. Fully amortized costs of $243,981 were written off during the year ended June 30, 2006.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

Impairment of Long-Lived Assets and Acquired Intangible Assets

The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.  During the fiscal year ended June 30, 2004 the Company obtained medallions through foreclosure of loans and the value of such medallions was carried at the net value of the related foreclosed loans.  The medallions are being treated as having indefinite lives, therefore, the assets are not being amortized.  However, the Company periodically tests their carrying value for impairment.  During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions.  The amount is included in loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net, in the accompanying consolidated statements of operations.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

Income Recognition

Interest income, including interest on loans in default, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the collateral exceeds the loan balance.  Loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectibility of interest and principal is doubtful.

Stock Options

The Company began applying Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Accounting for Stock-Based Compensation", and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs pertaining to stock options will be reflected in net income (loss), for new grants only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans, and the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure.

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see "Recently Issued Accounting Standards" below and Note 17).

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  Loans receivable are carried at their estimated fair value.  The estimated fair values of publicly traded equity securities are based on quoted market prices and the estimated fair values of privately held equity securities are recorded at the lower of cost or fair value.  The carrying value of the bank debt is a reasonable estimate of their fair value as the interest rates are variable, based on prevailing market rates.  The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 13).

Derivatives

The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk.  The Company does not use interest rate swaps or other derivatives for trading or

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

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

Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007 for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of SFAS No. 133 and 140.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, as defined.  The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.  The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company’s financial position.

In December 2004, the FASB issued the SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees."  SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant.  The Company previously used the intrinsic value method to measure compensation expense for stock-based awards.  On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company’s required adoption date of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006.  The Company adopted the requirements of SFAS 123(R) on a modified prospective basis effective January 1, 2006 and expects that its adoption will not have a material impact on its financial position or results of operations and earnings per share.

2.

Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans consist of the following as of June 30, 2006 and 2005:

	Real Estate	Assigned Mortgage and Note	Equipment	Other	Total

Balance—June 30, 2004	$ 573,668	$ 614,939	$ 194,866	$ 38,250	$ 1,421,723
Additions	40,647	-	93,200	-	133,847
Sales	(333,626)	(612,350)	(100,066)	-	(1,046,042)
Write-offs	-	-	(125,000)	-	(125,000)

Balance—June 30, 2005	280,689	2,589	63,000	38,250	384,528
Sales	-	(2,589)	-	-	(2,589)
Write-offs	(30,688)	-	(63,000)	-	(93,688)

Balance—June 30, 2006	$ 250,001	$ -	$ -	$ 38,250	$ 288,251

3.

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company has loans of approximately $2,323,000 and $2,928,000 at June 30, 2006 and 2005, respectively, which are considered nonperforming.  These loans, which were made predominantly in the Chicago market, are either fully or substantially collateralized and are personally guaranteed by the debtor.  Included in the total nonperforming loans are approximately $502,000 and

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

$720,000 at June 30, 2006 and 2005, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the collateral value.  The following table sets forth certain information concerning performing, nonperforming, and nonaccrual loans as of June 30, 2006 and 2005:

	2006	2005

Loans receivable, net	$ 49,565,230	$ 51,910,254
Performing loans	47,241,958	48,982,626

Nonperforming loans	$ 2,323,272	$ 2,927,628

Nonperforming loans: Accrual	$ 1,821,555	$ 2,207,220
Nonaccrual	501,717	720,408

	$ 2,323,272	$ 2,927,628

Changes in the unrealized depreciation on loans receivable and interest receivable are summarized as follows:

	Unrealized depreciation on interest receivable	Unrealized depreciation on loans receivable

Balance—June 30, 2004	$ 30,500	$ 509,770

Increase	96,500	316,903

Decreases	(68,000)	(676,673)

Balance—June 30, 2005	59,000	150,000

Increase	12,300	171,800

Decreases	(39,800)	(31,500)

Balance—June 30, 2006	$ 31,500	$ 290,300

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 8).

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

4.

Equity Securities

Equity securities consist of the following as of June 30, 2006 and 2005:

	Telecommunications and Technology	Hotel	Taxi Vehicle Distributor	Real Estate	Plumbing fixtures and supplies	Other	Total

Balance—June 30, 2004	$ 238,848	$ 251,875	$ 170,366	$ 362,861	$ -	$ 14,667	$ 1,038,617
Purchase of securities	4,153	-	-	125,000	-	-	129,153
Sale of securities	-	(251,875)	-	-	-	-	(251,875)
Unrealized gain (loss) on equity securities arising during the period	27,268	-	(50,000)	-	-	19,315	(3,417)
Equity in loss of investee	-	-	(4,021)	-	-	-	(4,021)

Balance—June 30, 2005	270,269	-	116,345	487,861	-	33,982	908,457
Purchase of securities	-	-	-	296,297	750,000	-	1,046,297
Sale of securities	-	-	(4,870)	-	-	-	(4,870)
Write-down of securities	-	-	(47,660)	-	-	(14,000)	(61,660)
Unrealized loss on equity securities arising during the period	(105,300)	-	-	-	-	-	(105,300)

Balance—June 30, 2006	$ 164,969	$ -	$ 63,815	$ 784,158	$ 750,000	$ 19,982	$ 1,782,924

In June 2005, the Company received $1,090,774 as proceeds from the liquidation of its investment in a hotel.  The proceeds represented a return of the remaining carrying value of the investment of $251,875, and the resulting gain for the balance of $838,899 is included in gain on sale of equity securities, net in the accompanying consolidated statements of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

General

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

Certain Investments

Ameritrans invested $100,000 to obtain a 50% stock ownership interest in a company in August 2003.  Since control of the entity resided with the other owner, as evidenced by the management of the day-to-day operations as well as the number of board seats, this investment was accounted for using the equity basis of accounting.  In February 2005, the Company received common shares of another entity in lieu of full liquidation of its initial investment.  The new shares represent an immaterial ownership percentage and are, therefore, no longer accounted for by the equity basis of accounting.

Elk also obtained a 48% stock ownership interest in another company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs.  The profit or loss of this company is to be retained by the majority stockholder of this company.  Commencing on or after July 1, 2007, and for a two and one-half year period thereafter, the majority stockholder has the right to purchase Elk’s interest in this company at a price stipulated in the stockholders’ agreement, by giving notice and exercising its right to repurchase Elk’s shares.  Elk has the right (put option) under the agreement to require the company to repurchase Elk’s 48% interest in this company.  Under both purchase arrangements, the price is determined by the difference between the market value of the medallions and the outstanding balance on the loan on the date the right is exercised.

The financing related to the purchase of medallions amounted to $1,449,000, and is collateralized by such medallions.  The loan originally called for interest at 4% per annum, and required two interest only payments of $4,830 due on the first of the month beginning February 1, 2004, then fifty-nine monthly payments of $10,718, including interest, based on a 15 year amortization schedule, with a balloon payment of the balance due on March 1, 2009, the maturity date.  However, the loan was subsequently amended effective July 1, 2005 and then again on July 1, 2006 to require interest only payments at a fixed rate of 4% and then a rate of 1.5% above LIBOR, respectively.  The Company also loaned the entity $222,000 on December 31, 2003 related to the purchase of vehicles and such loan was collateralized by the vehicles.  The loan bore interest at 4% per annum, and required three interest only payments of $740 due on the first of the month beginning February 1, 2004, then twenty-six monthly payments of $8,928, including interest, through June 1, 2006, the maturity date.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

Although this loan was due on June 1, 2006, it was paid in full in August 2006.  As of June 30, 2006 and 2005, the principal balance outstanding on the loans was $1,446,870 and $1,538,224, respectively.

During the year ended June 30, 2006, Ameritrans made a commitment to make capital contributions of $500,000 for a limited partnership interest in a real estate partnership.  As of June 30, 2006, Ameritrans has contributed $136,297, therefore, a commitment of $363,703 of additional capital contributions remains.

The Company invested $750,000 to obtain a member interest in a limited liability company in June 2006.  Since the Company has over a 20% interest, this investment will be accounted for using the equity basis of accounting.

5.

Furniture, Equipment and Leasehold Improvements

Major classes of furniture, equipment and leasehold improvements as of June 30, 2006 and 2005 are as follows:

	2006	2005	Estimated Useful Lives

Furniture and fixtures	$ 72,307	$ 66,061	7 years
Office equipment	349,900	308,940	3–5 years
Leasehold improvements	175,633	175,633	Life of lease
Automobiles	28,000	110,487	5 years
	625,840	661,121
Less accumulated depreciation and amortization	381,500	331,548

	$ 244,340	$ 329,573

Depreciation and amortization expense for the years ended June 30, 2006, 2005 and 2004 was $81,573, $100,621 and $73,672, respectively.

6.

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

The subsidiaries, in turn, lease these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of fiscal year ended

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold.  The long-term medallion leases are with taxicab companies, which expire at various dates between January 31, 2008 and December 31, 2008, and may be canceled by either party with forty-five days advance written notice.  Leasing income under all medallion and taxicab leases for the years ended June 30, 2006, 2005 and 2004 was $172,749, $211,640, and $119,527 respectively.  The minimum leasing income due under long-term lease agreements, during the next three years, are approximately $131,000, $82,000, and $7,000 for the fiscal years ending June 30, 2007, 2008 and 2009, respectively, subject to any terminations that may occur.

During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions.  The amount is included in loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net, in the accompanying consolidated statements of operations.  During the year ended June 30, 2006, ten (10) medallions with a carrying value of $575,000 were sold at a price of $57,500 per medallion.  As part of the purchase contract, Elk agreed to finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date.  During the first year of the loan, the interest rate is one percent (1%) per annum.  Thereafter, beginning in the second year the interest rate increases to 1.5% above the prime rate of interest adjusted each time the prime rate changes.  No gain or loss was recognized on the sales.

7.

Debentures Payable to SBA

At June 30, 2006 and 2005 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	2006	2005

July 2002	September 2012	4.67*	$ 2,050,000	$ 2,050,000
December 2002	March 2013	4.63*	3,000,000	3,000,000
September 2003	March 2014	4.12*, **	5,000,000	5,000,000
February 2004	March 2014	4.12*, **	1,950,000	1,950,000

			$ 12,000,000	$ 12,000,000

* Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

**

The fixed rate of 4.12% was determined on the pooling date of March 24, 2004.  Prior to that date, the interim interest rates assigned to the $5,000,000 and the $1,950,000 debentures were 1.682% and 1.595%, respectively.

Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.  Dividends paid in 2006 and 2005 were in accordance with SBA regulations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

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

8.

Notes Payable to Banks

At June 30, 2006 and 2005 the Company had loan commitments with 3 banks for lines of credit aggregating $36,000,000 and $40,000,000 respectively. On December 19, 2005, the Company  voluntarily reduced the credit line with one bank from $8,000,000 to $4,000,000. At June 30, 2006 and 2005, the Company had $20,927,500 and $29,770,652, respectively, outstanding under these lines.  The loans, which mature at various dates through December 31, 2006, and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rate minus 0.50%.  At June 30, 2006, the weighted average interest rate on outstanding bank debt was approximately 6.65%.

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

9.

Preferred Stock

Ameritrans had 1,000,000 shares of "blank check" preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  The remaining 500,000 shares of these "blank check" preferred shares were unissued at June 30, 2006 and 2005.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

10.

Common Stock

Ameritrans had 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.  As part of stock offerings completed in April 2002 and March 2006, the Company issued an additional 300,000 and 1,355,608 shares of common stock, respectively (see Note 11).

During the year ended June 30, 2006, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Ameritrans’ authorized common stock from 5,000,000 shares to 10,000,000 shares.  The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on Tuesday, May 9, 2006 and became effective immediately upon filing.

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans common stock, which had previously been pledged by the borrower as collateral.  At June 30, 2006 and 2005 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

11.

Stock Offerings

On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable into one share of common stock entitling the holder to purchase one share of common stock at an exercise price of $6.70, subject to adjustment as defined, until April 2007.  The Company has the right to redeem all the warrants at a price of $0.10 per warrant upon not less than 30 days’ prior written notice; provided that before any redemption of warrants can take place, the average closing price of the Company’s common stock as reported on NASDAQ shall have been $8.70 per share for 20 consecutive trading days ending within 30 days prior to the date on which notice of redemption is sent.  To date, no warrants have been exercised.  The gross proceeds from the offering were $5,700,000 less costs and commissions of $1,704,399 resulting in net proceeds of $3,995,601.  The underwriter had the option to increase this offering by 45,000 units to cover over-allotments through June 2, 2002, which option was not exercised.  The underwriter also earned the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable at $8.40 per share.  These units are exercisable over a five-year period which commenced April 18, 2004.  To date, the underwriter has not exercised the right to purchase these units.

On March 2, 2006, the Company closed on the sale of 1,355,608 shares of common stock, $.0001 par value of the Company (the "Shares" or "Common Stock") and 338,902 warrants to

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310 ($7,250,407 net of expenses).  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  The Common Stock and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005, of which various closings took place throughout December 2005 and January, February and March of 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the continued expansion of the Company’s business including making loans to and investments in opportunities that Elk has historically been unable to make due to SBA Regulation.

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the private offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or 9 3/8% cumulative Participating redeemable Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

12.

Income Taxes

The provision for income taxes for the years ended June 30, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Federal	$ -	$ -	$ 473
State and local	10,026	7,711	7,424

	$ 10,026	$ 7,711	$ 7,897

In order to be taxed as a Regulated Investment Company, the Company must payout at least 90% of its net taxable income to its stockholders in the form of dividends.  The above provision represents income taxes accrued on undistributed income for the respective years.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

13.

Financial Instruments

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair values presented below have been determined by using available market information and by applying valuation methodologies.

Loans

•

Loans receivable are recorded at their estimated fair value.

Investment securities

•

The estimated fair value of publicly traded equity securities is based on quoted market prices and the estimated fair value of privately held equity securities is recorded at the lower of cost or fair value.

Debt

•

The carrying value of the bank debt is a reasonable estimate of fair value as the interest rates are variable, based on prevailing market rates.

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2006 and 2005 were approximately $11,060,000 and $11,440,000, respectively.

Other

•

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

14.

Related Party Transactions

The Company paid approximately $53,000, $115,000 and $21,000 to a law firm related to the President and other officers and directors of the Company for the years ended June 30, 2006, 2005 and 2004, respectively, for legal services provided.

On July 1, 2001 the Company entered into a sublease agreement with the law firm owned by the President and other officers and directors of the Company.  This sublease, as amended, expires April 2014.  ’’The Company’s rent share is currently $8,327 per month and subject to annual increases as per the master lease agreement between the landlord and the law firm of Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company.  The Company is presently utilizing 37% of the rented space and therefore committed to the minimum 37% utilization factor on all rent, additional rent and electricity charges billed to landlord, subject to annual increases as per the master lease agreement between the landlord and the affiliated entity.  In the

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

event that more space is utilized, the percentage of the total rent shall be increased accordingly.  Until the Company utilizes the additional space, the affiliated entity sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the affiliated entity for the rent applicable to such vacant space.  During the years ended June 30, 2006, 2005 and 2004 the Company paid the affiliated entity approximately $0, $0 and $2,200, respectively, relating to this space.  Rent expense under the lease amounted to $86,334, $84,226 and $101,116 for the years ended June 30, 2006, 2005 and 2004, respectively.

In addition, the Company was also obligated to pay for its share of overhead expense as noted in the above lease agreement.  Under the agreement which expired April 30, 2005, minimum overhead cost payments were $7,333 per month.  Under the extended lease agreement, the current minimum amount is now $3,000 a month, and the Company is also required to reimburse the affiliated entity for certain office and salary costs.  Overhead costs and reimbursed office and salary expenses amounted to $59,837, $56,664 and $62,840 for the years ended June 30, 2006, 2005 and 2004, respectively.

Effective July 1, 2003, the Company entered into a new ten-year sublease for additional office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer and director of the Company has a financial interest.  The new sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months’ notice.  Rent expense under the lease amounted to $43,334, $47,576, and $43,123 for the years ended June 30, 2006, 2005, and 2004 respectively.

Total occupancy costs under the above leases and overhead cost reimbursement agreements amounted to $189,505, $188,466 and $207,079 for the years ended June 30, 2006, 2005 and 2004, respectively.

The future minimum rental and overhead payments for each of the next five years and in the aggregate thereafter are as follows:

Year Ending June 30	Rent	Overhead	Total Occupancy

2007	$ 146,105	$ 36,000	$ 182,105
2008	147,599	36,000	183,599
2009	150,055	36,000	186,055
2010	156,202	36,000	192,202
2011	159,515	36,000	195,515
Thereafter	415,915	102,000	517,915

	$ 1,175,391	$ 282,000	$ 1,457,391

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

15.

Commitments and Contingencies

Interest Rate Swap

On February 11, 2003, the Company entered into an interest rate swap transaction for $5,000,000 notional amount which expired February 11, 2005.  The swap transaction provided for a fixed rate of 3.56% for the Company.  On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, which expire October 15, 2007 and October 14, 2008 respectively, to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007 provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%. If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the differences in rates. For the years ended June 30, 2006, 2005 and 2004, Elk incurred additional interest expense of $17,956, $5,551 and $47,795, respectively, due to the fluctuation of interest rates, under these agreements.

Employment Agreements

In July 2001, the Company entered into an employment agreement with its chief executive officer.  This agreement was amended and restated in December 2002.  The amended and restated agreement calls for annual compensation of $296,500, $321,500, $336,500, $348,900, and $361,800 respectively, for the five fiscal years beginning July 1, 2003.  The agreement also calls for a discretionary bonus to be determined by the Board of Directors but in no event less than $15,000 per year, as well as certain other benefits.  The amended and restated agreement expires July 1, 2008 but will automatically renew for an additional five (5) years unless either the Company or the executive gives notice of non-renewal.  In July 2001, the Company also entered into a consulting agreement with this executive.  This agreement was amended and restated in December 2002.  The amended and restated agreement does not become effective unless the employment agreement between the Company and the executive is terminated.  If the employment agreement is terminated under certain circumstances, as defined, the consulting agreement becomes effective and continues for a period of five (5) years.  The amended and restated consulting agreement calls for compensation of one-half of the executive’s base salary in effect at the termination date of the employment agreement plus any bonus paid.

From October 2001 through December 2002, the Company entered into employment agreements with five other executives of the Company which call for a minimum aggregate base salary, including minimum bonus, of approximately $462,000 per annum plus discretionary bonuses.  The agreements also call for annual increases in base salary.  These employment agreements expire between December 2006 and July 2011, but will be automatically renewed for an additional five (5) years unless either the Company or the executives give notice of non-renewal.  On February 21, 2006, the Company amended employment agreements with two executives which call for a minimum

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

aggregate base salary, including minimum bonus, of approximately $238,000. These agreements commence July 1, 2006 and continue through June 30, 2011.  On August 25, 2006, the Company and two employees agreed to amend their agreements in order to allow for notice of non-renewal to be given 2 months prior to the end of the initial term as opposed to 4 months prior.  This will allow the Compensation Committee additional time to review the agreements.  The Company anticipates renegotiation of a new employment agreements with these individuals no later than November 1, 2006.

16.

Defined Contribution Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors.  During the years ended June 30, 2006, 2005 and 2004, contributions amounted to $140,018, $127,376 and $116,610, respectively.

17.

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

Under the plan, each stock option granted will have an exercise price equal to at least the market value of the common stock on the grant date for all other employees, but 110% of market value for employees/stockholders who own more than 5% of the common stock. No options were granted during the year ended June 30, 2004.  In January 2004, 30,000 options expired.  During the year ended June 30, 2005, 70,000 options were canceled and 33,800 options were granted with exercise prices ranging from $4.50 to $4.95 per share.  During the fiscal year ended June 30, 2006, 33,800 options were granted with exercise prices ranging from $5.56 to $6.12 per share.

Non-Employee Directors Stock Option Plan

On August 31, 1999, the Company adopted a Non-Employee Directors Stock Option Plan (the "Plan") with an aggregate of 75,000 options authorized for issuance.  During January 2002, the Board of Directors and shareholders approved an amendment to the Plan to increase the aggregate of options authorized for issuance to 125,000 and to provide for automatic grants of options upon re-election of eligible directors.  This amendment is still subject to the approval of the Securities and Exchange Commission.  The Plan provides that options may be granted to attract and retain qualified

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

persons to serve as directors of the Company.  Options granted under this Plan are exercisable twelve months from the date of grant and expire five years from the date of grant.  In addition, the option price will not be less than the market value of the common stock on the grant date.  In September 2003, the Company granted 10,917 options to a newly eligible director at an exercise price of $4.58 per share. During the year ended June 30, 2005, 22,224 options granted to four directors expired and 36,040 options were automatically granted with exercise prices ranging from $4.99 to $6.25 per share. On January 16, 2006, 10,020 options were cancelled because a director resigned and opted not to exercise.

A summary of both of the Stock Option Plans' transactions in fiscal periods 2006, 2005 and 2004 is as follows:

		Stock Options
	Shares Available for Options	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2003	152,776	122,224	$9.12

Granted	(10,917)	10,917	$4.58
Canceled	-	-	-
Expired	30,000	(30,000)	$9.76
Exercised	-	-	-

Options outstanding at June 30, 2004	171,859	103,141	$8.45

Granted	(69,840)	69,840	$5.13
Canceled	70,000	(70,000)	$8.88
Expired	22,224	(22,224)	$9.00
Exercised	-	-	-

Options outstanding at June 30, 2005	194,243	80,757	$5.06

Granted	(33,800)	33,800	$5.78
Canceled	10,020	(10,020)	$4.99
Expired	-	-	-
Exercised	-	-	-

Options outstanding at June 30, 2006	170,463	104,537	$5.30

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

The following table summarizes information about the stock options outstanding under the Company’s option plans as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price

$ 4.50-$ 4.95	33,800	3.33 years	$ 4.68	33,800	$ 4.68
$ 5.56-$ 6.12	33,800	4.50 years	$ 5.78	33,800	$ 5.78
$ 4.58	10,917	2.24 years	$ 4.58	10,917	$ 4.58
$ 4.99	10,020	3.17 years	$ 4.99	10,020	$ 4.99
$ 6.25	16,000	3.54 years	$ 6.25	16,000	$ 6.25

$ 4.50-$ 6.25	104,537	3.61 years	$ 5.30	104,537	$ 5.30

Effective January 1, 2006, the Company adopted SFAS 123(R) under the modified prospective method.  The Company previously applied APB Opinion No. 25 and related Interpretations in accounting for all plans (see Note 1).  Since no options were granted or vested after January 1, 2006, no compensation cost was recognized in the consolidated statements of operations under these plans for the years ended June 30, 2006, 2005 and 2004 and the Company followed the disclosure-only provisions of SFAS No. 123.  Under SFAS 123, pro forma information regarding net income (loss) and earnings (loss) per share was required, and has been determined as if the Company had accounted for its employee stock options under the fair value method required by SFAS 123 for options that vested prior to January 1, 2006.  The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the years ended June 30, 2006 and 2005:

	2006	2005

Risk-free rate	5.00%	5.00%
Dividend yield	0.00%	0.00%
Volatility factor	.07	.27
Average life	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options.  The Company’s pro forma information for the years ended June 30 are as follows:

	2006	2005	2004

Net loss available to common shareholders as reported	$ (556,180)	$ (224,726)	$ (704,683)
Deduct: stock-based compensation expense determined under fair value method	$ (76,377)	(66,028)	-

Pro forma net loss available to common shareholders	$ (632,557)	$ (290,754)	$ (704,683)

Net loss per common share: Basic– as reported	$ (0.21)	$ (0.11)	$ (0.35)
– pro forma	$ (0.24)	$ (0.14)	$ (0.35)
Diluted – as reported	$ (0.21)	$ (0.11)	$ (0.35)
– pro forma	$ (0.24)	$ (0.14)	$ (0.35)

Since no options vested during the year ended June 30, 2004, there is no pro forma net (loss) income or (loss) income per share effect disclosed for that year.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

18.

Quarterly Financial Data (Unaudited)

For the year ended June 30, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Investment income	$ 1,281,552	$ 1,356,640	$ 1,231,132	$ 1,421,518
Operating income (loss)	18,668	(44,520)	(125,150)	6,875
Income (loss) before taxes	18,668	(47,387)	(125,150)	(54,785)
Net loss available to common shareholders	(75,431)	(131,762)	(209,827)	(139,160)
Net loss per common share:
Basic	(0.03)	(0.06)	(0.07)	(0.05)
Diluted	(0.03)	(0.06)	(0.07)	(0.05)

For the year ended June 30, 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Investment income	$ 1,281,134	$ 1,267,191	$ 1,393,656	$ 2,190,085
Operating income (loss)	89,188	(326,432)	41,808	285,289
Income (loss) before taxes	87,177	(326,558)	74,637	285,229
Net income (loss) available to common shareholders	337	(411,615)	(14,075)	200,627
Net income (loss) per common share :
Basic	0.00	(0.20)	(0.01)	0.09
Diluted	0.00	(0.20)	(0.01)	0.09

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005 and 2004

19.

Other Matters

SBA Audit

On August 29, 2005, the Company received a letter from the US Small Business Administration together with a copy of an Examination Report for the period ended March 31, 2004.  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA’s final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA’s prior written approval.  The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower.

Certain members of the Company’s management met with the SBA on September 20, 2005 to discuss and resolve these issues.  The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for permission from the SBA prior to completion of the loan in question, had obtained an indication of approval and the SBA was in the process of taking the steps to obtain formal written approval for the transaction.  The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed "associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with the SBA at the time to obtain the SBA’s approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain the SBA’s written approval to the transactions.

On February 21, 2006, the Company received a letter (the "SBA Letter") from the SBA regarding the September 20, 2005 meeting between the SBA and the Company, the Examination Report and the SBA findings.  The Company responded in writing to the SBA Letter on March 29, 2006.  The SBA has indicated that the Company should receive a response in October 2006.  Management believes the Company is in a position to finalize this matter and resolve the issues with the SBA in a timely manner with no significant financial consequence to the Company.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF LOANS

June 30, 2006

LOAN PORTFOLIO; VALUATION

Type of Loan	Number of Loans	Interest Rates	Maturity Dates (in Months)	Balance Outstanding
Chicago:
Taxi medallion	401	4-13.9%	1-163	$ 19,861,678
New York City:
Taxi medallion	10	5-7%	1-13	3,656,909
Radio car service	3	11-12%	1-8	15,324
Miami:
Taxi medallion	68	7.25-18%	1-72	4,648,128
Boston:
Taxi medallion	16	6.5-7.5%	1-36	2,199,892

				30,381,931
Other loans:
Restaurant/food service	12	9-15.5%	2-69	2,149,471
Car wash/auto center	2	9.25-14%	12-20	572,137
Dry cleaner	16	5.5-14%	1-60	704,045
Laundromat	16	6-14%	10-117	3,776,018
Black car service (real property)	2	8.5%	1	410,978
Auto sales	1	7%	19	147,960
Commercial construction	9	10.5-16%	1-58	3,557,101
Food market	1	12.5%	101	480,064
Debt collection	2	6-7%	60-72	381,357
Software company	3	8%	60	41,307
Taxicab distributor	1	6%	12	118,755
ATM manufacturer and distributor	1	12%	34	146,822
Nail salon and spa	1	9%	42	22,584
Broadcasting/telecommunications	2	12.75-14.5%	48	1,500,000
Assisted living facilities	2	11.25%	8-9	1,400,000
Residential mortgages	1	12%	24	665,000
Construction and predevelopment real estate mortgage loans	6	11-17.5%	12	3,400,000

				19,473,599

Total loans receivable				49,855,530
Less unrealized depreciation on loans receivable				(290,300)

Loans receivable, net				$49,565,230

The accompanying notes are an integral part of these financial statements.

Footnotes

1 Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years.

2 Due to Mr. Granoff's share ownership percentage, his stock option grant exercise price represents 110% of the last sales price on the day before the grant.

3 Includes 10,000 shares of Common Stock held by a subsidiary of the Company not entitled to vote.

Endnotes

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES