Form 10-Q
period 2006-09-30
AMERITRANS CAPITAL CORP
filed 2006-11-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006

or

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

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2006:  3,401,208.

W:\AMERITRANS\SEC filings\10-Q's\10Q November 2006\final november 2006 10qfiled.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

1

PART I. FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

19

ITEM 4. CONTROLS AND PROCEDURES

20

PART II. OTHER INFORMATION

22

ITEM 1. LEGAL PROCEEDINGS

22

ITEM 1A. RISK FACTORS

22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3. DEFAULT UPON SENIOR SECURITIES

22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

ITEM 5. OTHER INFORMATION

22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

23

EXHIBIT INDEX

23

(a) Exhibits

23

(b) Reports on Form 8-K

26

SIGNATURES

27

EXHIBIT 31.1

28

EXHIBIT 32.1

29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND JUNE 30, 2006

ASSETS

	September 30, 2006	June 30, 2006

Loans receivable	$49,858,894	$49,855,530
Less: unrealized depreciation on loans receivable	(186,550)	(290,300)
Loans receivable, net	49,672,344	49,565,230

Cash and cash equivalents	819,677	846,623
Accrued interest receivable, net of unrealized depreciation of $31,500 and $31,500, respectively	671,842	662,846
Assets acquired in satisfaction of loans	253,251	288,251
Receivables from debtors on sales of assets acquired in satisfaction of loans	650,772	482,525
Equity securities	1,883,604	1,782,924
Investment in life settlement contracts	1,129,724	-
Furniture, equipment and leasehold improvements, net	223,325	244,340
Medallions under lease	1,706,901	1,706,901
Prepaid expenses and other assets	453,682	439,171

TOTAL ASSETS	$57,465,122	$56,018,811

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND JUNE 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	June 30, 2006
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	22,882,500	20,927,500
Accrued expenses and other liabilities	660,953	880,203
Accrued interest payable	148,900	367,465
Dividends payable	84,375	84,375

TOTAL LIABILITIES	35,776,728	34,259,543

COMMITMENTS AND CONTINGENCIES (Notes 3,4, 5, 6 and 8)

STOCKHOLDERS' EQUITY
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $ 0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $ 0.0001 par value; 10,000,000 shares authorized; 3,401,208 shares issued and 3,391,208 shares outstanding	340	340
Additional paid-in-capital	21,119,817	21,119,817
Accumulated deficit	(2,734,662)	(2,683,314)
Accumulated other comprehensive loss	(227,101)	(207,575)

	21,758,394	21,829,268
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,688,394	21,759,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,465,122	$56,018,811

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

INVESTMENT INCOME
Interest on loans receivable	$1,224,141	$1,149,783
Fees and other income	179,087	82,301
Leasing income	22,971	49,468

TOTAL INVESTMENT INCOME	1,426,199	1,281,552

OPERATING EXPENSES
Interest	536,146	539,273
Salaries and employee benefits	282,858	276,238
Occupancy costs	54,638	54,716
Professional fees	174,025	69,812
Other administrative expenses	316,386	281,789
Loss and impairments on assets acquired in satisfaction of loans, net	29,748	3,000
Foreclosure expenses, net	(2,466)	2,208
Write off and depreciation on interest and loans receivable	27,921	35,848

TOTAL OPERATING EXPENSES	1,419,256	1,262,884

OPERATING INCOME	6,943	18,668

OTHER INCOME
Equity in income of investee	28,139	-

INCOME BEFORE PROVISION FOR INCOME TAXES	35,082	18,668

PROVISION FOR INCOME TAXES	2,055	9,724
NET INCOME	$ 33,027	$ 8,944

DIVIDENDS ON PREFERRED STOCK	$ (84,375)	$ (84,375)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$ (51,348)	$ (75,431)
WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic	3,391,208	2,035,600
- Diluted	3,391,208	2,035,600
NET LOSS PER COMMON SHARE
- Basic	$(0.02)	$(0.03)
- Diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 33,027	$ 8,944
Adjustments to reconcile net income to net cash used in operating activities: Depreciation and amortization	31,350	31,735
Equity in income of investee	(28,139)	-
Loss on write-down of assets acquired in satisfaction of loans	35,000	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(103,750)	(34,500)
Accrued interest receivable	(8,996)	113,220
Prepaid expenses and other assets	(24,847)	(21,893)
Accrued expenses and other liabilities	(219,250)	(107,156)
Accrued interest payable	(218,565)	(129,425)
TOTAL ADJUSTMENTS	(537,197)	(148,019)
NET CASH USED IN OPERATING ACTIVITIES	(504,170)	(139,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	(3,364)	556,756
Receivables from debtors on sales of assets acquired in satisfaction of loans	(168,247)	40,709
Proceeds from sales of Medallions and Autos	-	57,500
Purchases of equity securities	(157,226)	-
Investment in life settlement contracts	(1,129,724)	-
Proceeds from sale of equity securities	65,200	-
Purchase of furniture and equipment	-	(4,784)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,393,401)	650,181

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	2,830,000	500,000
Repayments of notes payable, banks	(875,000)	(620,000)
Dividends paid	(84,375)	(84,375)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,870,625	(204,375)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,946)	306,731

CASH AND CASH EQUIVALENTS – Beginning	846,623	327,793

CASH AND CASH EQUIVALENTS – Ending	$ 819,677	$ 634,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 754,711	$ 668,698

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Unrealized loss on equity securities arising during the period	$ (19,526)	$ (51,093)

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans", the "Company", "our", "us", or "we") as of September 30, 2006, and the related consolidated statements of operations and cash flows for the three months ended September 30, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Board of Directors and management of the Company ("Management" or "Board of Directors"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans is a Delaware closed-end investment company formed in 1998, which through its subsidiary, Elk Associates Funding Corporation ("Elk"), makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses.  Ameritrans also makes loans to and investments in opportunities that Elk has historically been unable to make due to U.S. Small Business Administration (the "SBA") Regulation.

Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940, as amended (the "1940 Act").  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or "RICs," for tax purposes. Additionally, Elk, a New York corporation, is licensed by the SBA to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code").  An RIC generally is not taxed at the corporate level to the extent its income is distributed to its shareholders.  In order to qualify as an RIC, a company must payout at least ninety percent (90%) of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal 2006, the Company intends to make the required distributions to its shareholders.

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

Loan Valuations

The Company’s loan portfolio is carried at fair value.  Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors of the Company with Management's participation.  In determining the fair value, the Board considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The fair value of the loans approximates cost less unrealized depreciation.

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

The subsidiaries, in turn, leased these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of the fiscal year ended June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold. The long-term medallion leases are with taxicab companies, which expire at various dates between January 31, 2008 and December 31, 2008, and may be cancelled by either party with forty-five (45) days advance written notice.

Leasing income under all medallion and taxi cab leases for the three (3) months ended September 30, 2006 was $22,971.

3.      Investment in Life Settlement Contracts

On September 20, 2006, the Company entered into an agreement with an unaffiliated company (the "Agreement") for the purpose of purchasing life insurance policies on unrelated individuals.  Under terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of September 30, 2006, the carrying value of amounts invested was $1,129,724.  The amount represents payments made to cover first year premiums for six (6) life insurance policies with an aggregate face value of $23,250,000 in order to obtain the rights of being the owner and beneficiary on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, then the terms of the contractual agreements with the insured provide that 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at the sole discretion of the Company.   However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, premiums due would be approximately $4,200,000 over the next five (5) years and $9,800,000 thereafter.

4.      Debentures Payable to SBA

At September 30, 2006 and June 30, 2006, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	3/31/06 and 6/30/06 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
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

5.      Notes Payable to Banks

At September 30, 2006 and June 30, 2006, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000. At September 30, 2006 and June 30, 2006, $22,882,500 and $20,927,500 respectively, were outstanding under these lines. The loans, which mature at various dates through January 31, 2007, and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rate minus 0.50%.  At September 30, 2006, the weighted average interest rate on outstanding bank debt was approximately 6.89%.

Upon maturity, the Company anticipates that the banks will extend these lines of credit for another year, as has been the practice in previous years.  Pursuant to the terms of the agreements, the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an "intercreditor agreement" among the lending banks, the SBA agreed to subordination in favor of the banks, provided that the Company maintains certain debt levels based on performance of its portfolio.

6.      Commitments and Contingencies

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

7.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2006	2005

Net income	$33,027	$8,944
Other comprehensive income (loss):
Unrealized losses on equity securities	(19,526)	(51,093)
Total comprehensive income (loss)	$13,501	$(42,149)

8.      Other Matters

Quarterly Dividend

The Company has declared and paid the quarterly dividend on its 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, on September 19, 2006 the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period July 1, 2006 through September 30, 2006, which was paid on or about October 16, 2006 to all holders of record as of September 29, 2006.

SBA Matter

On August 29, 2005, the Company received a letter from the U.S. Small Business Administration together with a copy of the Examination Report for the period ended March 31, 2004.  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA’s final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA’s prior written approval.  The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower.

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

On February 21, 2006, the Company received a letter (the "SBA Letter") from the SBA regarding the September 20, 2005 meeting between the SBA and the Company, the Examination Report and the SBA findings.  The Company responded in writing to the SBA Letter on March 29, 2006. On November 8, 2006, the Company received a response letter from the SBA requesting additional information concerning the sale of the remaining medallions and the dissolution of the three remaining subsidiaries.  The Company will be required to provide this additional information to the SBA on an ongoing basis until all of the medallions are sold and the subsidiaries are dissolved.  The SBA has given the Company until February 21, 2008 to sell all of the 27 remaining medallions and to dissolve the remaining three subsidiaries.  The Company has entered into purchase agreements for three of the medallions and is presently negotiating with several different parties regarding the sale of the remaining 24 medallions.

The SBA also stated in the November 8, 2006 letter that the matter relating to the partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower were resolved.

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

In March 2006, the FASB issued FASB Staff Position No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1), which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method.  The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period.  The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available.  FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006.  Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact on existing life settlement contract investments.  The Company adopted the investment method in the first quarter of fiscal 2007, and did not have any previous investments subject to a cumulative-effect adjustment at the time of the adoption.  The Company does not expect that the adoption of FSP FTB 85-4-1 will have a material impact on its consolidated financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2006, filed with the Commission by the Company on September 28, 2006 and which is available on the Company's web site at www.ameritranscapital.com.

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include (1) valuation of loans receivable and equity investments, (2) evaluation of the recoverability of various receivables, and (3) the assessment of litigation and other possible contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2006 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies from daily operations, as discussed below:

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

Investment in Life Settlement Contracts.  The Company uses the investment method to value contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based changes in the insured’s life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its estimated fair value.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Total Investment Income

The Company’s interest income for the three months ended September 30, 2006 increased $74,358 or 6% to $1,224,141 as compared to the three months ended September 30, 2005.  The increase in investment income between the periods can be attributed to higher interest rate charged on the total loan portfolio for the quarter. Fees and other income increased by $96,786 or 117% to $179,087 as compared to the three months ended September 30, 2005. The increase is primarily attributed to an increase in loan origination fees of approximately $74,000 and an increase in other income of approximately $21,000.

Operating Expenses

Interest expense for the three months ended September 30, 2006 decreased $3,127, or .6%, to $536,146 as compared to the three months ended September 30, 2005, due to a reduction in the outstanding banks notes payable from the same period last year of approximately $6,800,000 which was partially offset by higher interest rate charges on outstanding bank borrowings.  Salaries and employee benefits increased $6,620, or 2%, as compared to the similar period in the prior year.  Professional fees increased $104,213, or 149%, as compared to the comparable period in the prior year, due primarily to an increase in legal fees including legal fees to a related party for loan closings.  Write off and depreciation of interest and loans receivable decreased $7,927 or 22%, as compared to the similar quarter in the prior year. The decrease in the amount of write-offs and depreciation reflects the reserving of potential write-offs of several uncollectible loans in previous quarters. Other administrative expenses increased $34,597 or 12% as compared to the similar period in the prior year which is due primarily to one-time increases in Chicago service fees.

Net Income

Net income increased from $8,944 for the three months ended September 30, 2005 to $33,027 for the three months ended September 30, 2006.  The increase in net income between the periods was attributable primarily to increases in interest income, fees and other income and an equity gain on investment. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended September 30, 2006 and 2005.

Financial Condition at September 30, 2006 and June 30, 2006

Balance Sheet and Reserves

Total assets increased $1,446,311 to $57,465,122 at September 30, 2006 as compared to the June 30, 2006 total assets of $56,018,811. This increase was primarily due to an increase in investment in life settlement contracts during the quarter. The reserve for unrealized depreciation on loans receivable decreased $103,750 due to the write-offs of several loans directly against the reserve during the quarter. Total liabilities increased during the quarter as borrowings against outstanding bank credit lines were $2,830,000 versus $875,000 in repayments on these credit lines. This resulted in an increase of $1,955,000 in its short-term bank borrowings.

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

At September 30, 2006, approximately 65% of Elk's indebtedness was represented by indebtedness to its banks with variable rates ranging from 6.83% to 6.945%, whereas approximately 35% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000, of which $13,117,500 was available for draw down as of September 30, 2006 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the

SBA and the availability of funds. On January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two additional debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively.  Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.866% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees.  The draw down in February 2004 was the final draw from the $12,000,000 commitment.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of September 30, 2006, premium payments due through the life expectancy of the insured are approximately $4,200,000 over the next five years and $9,800,000 thereafter.

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

In March 2006, the FASB issued FASB Staff Position No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1), which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method.  The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period.  The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available.  FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006.  Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact on existing life settlement contract investments.  The Company adopted the investment method in the first quarter of fiscal 2007, and did not have any previous investments subject to a cumulative-effect adjustment at the time of the adoption.  The Company does not expect that the adoption of FSP FTB 85-4-1 will have a material impact on its consolidated financial position or results of operations.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have resulted in an additional annual net income of approximately $13,000 at September 30, 2006. This is comprised of a 1% change in two components, loans receivable of approximately $14,200,000 at variable interest rate terms, and approximately $12,900,000 for bank debt subject to variable market rates.  This example takes into account the impact of the two (2) $5,000,000 interest rate swaps the Company has in place on its bank debt to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.  Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that Ameritrans files from time to time with the Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Ameritrans.

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Silvia Mullens which, effective as of January 1, 2007, replaces the employment agreement between the Company and Ms. Mullens dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Mullens shall assume the role and have the title of Senior Vice President, and be paid an annual base salary of $122,678 which increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Ms. Mullens will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Mullens shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-

competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  The agreement is attached as Exhibit 10.18 to this quarterly report filed on Form 10-Q.

The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Margaret Chance, the Company's Vice President and Secretary, which, effective as of January 1, 2007, which replaces the employment agreement between the Company and Ms. Chance dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Chance be paid an annual base salary of $97,740 which increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Ms. Chance will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Chance shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  The agreement is attached as Exhibit 10.19 to this quarterly report filed on Form 10-Q.

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

10.14      Line of Credit Agreement dated January 3, 2002 between Elk and Citibank. (7)

10.15      Form of indemnity agreement between Ameritrans and each of its directors and officers. (3)

10.16      Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.17      Amended and Restated Consulting Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.18     Amended and Restated Employment Agreement dated as of September 28, 2006 between Ameritrans and Silvia Mullens. Attached hereto.

10.19      Amended and Restated Employment Agreement dated as of September 28, 2006 between Ameritrans and Margaret Chance. Attached hereto.

10.20

Letter Agreement between Israel Discount Bank of New York and Elk dated May 9, 2006 extending the line of credit. (10)

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

10.26

Form of Waiver relating to Common Share Subscription Agreement (2)

10.27

Code of Ethics adopted under Rule 17j-1 under the 1940 Act. (2)

10.28      Line of Credit Agreement dated November 7, 2006 between Elk and Israel Discount Bank of New York. Attached hereto

22.1

Proxy statement on Schedule 14A mailed to stockholders on April 7, 2006 (1)

31.1       Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Attached hereto

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Attached hereto

 (b) Reports on Form 8-K

On September 29, 2006, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the fourth quarter and fiscal year ending June 30, 2006.

On September 19, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the first quarter of 2006.

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

(6)        Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed May 14, 2004.

(7)        Incorporated by reference from the amendment to the Registrant's N-2 (File No. 333-82693) filed March 1, 2002.

(8)        Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2003.

(9)       Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2002.

(10)     Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed May 14, 2006.

(All other items of Part II are inapplicable)

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated: November 14, 2006 By: /s/ Gary C. Granoff Gary C. Granoff President, Chief Executive Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

DISCLOSURE IN THE REGISTRANT'S QUARTERLY REPORT

I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

.

I have reviewed this quarterly report on Form 10-Q of Ameritrans Capital Corporation (the "report");

.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation, and cash flows of the registrant as of, and for, the periods presented in the report.

.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

()

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

()

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

()

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 14, 2006

By: /s/ Gary C. Granoff

Gary C. Granoff

President, Chief Executive Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Granoff, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

President, Chief Executive Officer, and Chief Financial Officer

November 14, 2006

29