Form 10-Q
period 2006-12-31
AMERITRANS CAPITAL CORP
filed 2007-02-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2006

or

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

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes |_| No |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 13, 2007:  3,401,208.

W:\AMERITRANS\SEC filings\10-Q's\10Q February 2007\Final Ameritrans 10Q February 14, 2007.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULT UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

(a) Exhibits

(b) Reports on Form 8-K

SIGNATURES

EXHIBIT 31.1

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 (UNAUDITED) AND JUNE 30, 2006

ASSETS

	December 31, 2006 (unaudited)	June 30, 2006

Loans receivable	$48,534,937	$49,855,530
Less: unrealized depreciation on loans receivable	(236,550)	(290,300)
Loans receivable, net	48,298,387	49,565,230

Cash and cash equivalents	858,529	846,623
Accrued interest receivable, net of unrealized depreciation of $31,500 and $31,500, respectively	767,164	662,846
Assets acquired in satisfaction of loans	72,300	288,251
Receivables from debtors on sales of assets acquired in satisfaction of loans	532,902	482,525
Equity securities	1,847,507	1,782,924
Investment in life settlement contracts	2,031,464	-
Medallions under lease	1,533,216	1,706,901
Furniture, equipment and leasehold improvements, net	204,428	244,340
Prepaid expenses and other assets	343,416	439,171

TOTAL ASSETS	$56,489,313	$56,018,811

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 (UNAUDITED) AND JUNE 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2006 (unaudited)	June 30, 2006
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	22,007,500	20,927,500
Accrued expenses and other liabilities	542,846	880,203
Accrued interest payable	267,566	367,465
Dividends payable	84,375	84,375

TOTAL LIABILITIES	34,902,287	34,259,543

COMMITMENTS AND CONTINGENCIES (Notes 3,4, 5, 6, 7 and 10)

STOCKHOLDERS' EQUITY
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $ 0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $ 0.0001 par value; 10,000,000 shares authorized; 3,401,208 shares issued and 3,391,208 shares outstanding	340	340
Deferred compensation (Note 8)	(83,320)	-
Stock options outstanding (Note 8)	107,320	-
Additional paid-in-capital	21,119,817	21,119,817
Accumulated deficit	(2,821,676)	(2,683,314)
Accumulated other comprehensive loss	(265,455)	(207,575)

	21,657,026	21,829,268
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,587,026	21,759,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,489,313	$56,018,811

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months And Six Months Ended December 31, 2006 and 2005 (Unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
INVESTMENT INCOME
Interest on loans receivable	$ 1,376,992	$ 1,241,722	$ 2,601,133	$ 2,391,505
Fees and other income	59,132	68,649	238,219	150,950
Leasing income	39,846	46,269	62,817	95,737
TOTAL INVESTMENT INCOME	1,475,970	1,356,640	2,902,169	2,638,192
OPERATING EXPENSES
Interest	545,499	586,181	1,081,645	1,125,454
Salaries and employee benefits	335,220	282,531	618,078	558,769
Occupancy costs	55,103	46,304	109,741	101,020
Professional fees	184,646	146,684	358,671	216,496
Other administrative expenses	230,150	227,320	546,536	509,109
Loss and impairments on assets acquired in satisfaction of loans, net	1,921	1,031	31,669	4,031
Foreclosure expenses, net	2,009	12,333	(457)	14,541
Write off and depreciation on interest and loans receivable	66,728	98,776	94,649	134,624
TOTAL OPERATING EXPENSES	1,421,276	1,401,160	2,840,532	2,664,044
OPERATING INCOME (LOSS)	54,694	(44,520)	61,637	(25,852)
OTHER INCOME (EXPENSE)
Gain on sale of medallions	9,315	-	9,315	-
Loss on sale of automobiles	-	(2,867)	-	(2,867)
Equity in loss of investee (Note 3)	(66,648)	-	(38,509)	-

TOTAL OTHER EXPENSE. Net	(57,333)	(2,867)	29,194	(2,867)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,639)	(47,387)	32,443	(28,719)

PROVISION FOR INCOME TAXES	-	-	2,055	9,724
NET INCOME (LOSS)	$ (2,639)	$ (47,387)	$ 30,388	$ (38,443)
DIVIDENDS ON PREFERRED STOCK	$ (84,375)	$ (84,375)	$ (168,750)	$ (168,750)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (87,014)	$ (131,762)	$ (138,362)	$ (207,193)
WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic	3,391,208	2,132,075	3,391,208	2,228,551
-Diluted	3,391,208	2,132,075	3,391,208	2,228,551
NET LOSS PER COMMON SHARE
- Basic	$ (0.03)	$ (0.06)	$ (0.04)	$ (0.09)
- Diluted	$ (0.03)	$ (0.06)	$ (0.04)	$ (0.09)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2006 and 2005 (Unaudited)

The accompanying notes are an integral part of these financial statements.

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 30,388	$ (38,443)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	60,582	60,669
Deferred Compensation	24,000	-
Gain on sale of medallions	(9,315)	-
Loss on sale of automobiles	-	2,867
Equity in loss of investee	38,509	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(53,750)	52,800
Accrued interest receivable	(104,318)	7,527
Prepaid expenses and other assets	75,085	124,778
Accrued expenses and other liabilities	(337,357)	(112,728)
Accrued interest payable	(99,899)	(16,146)
TOTAL ADJUSTMENTS	(406,463)	119,767
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(376,075)	81,324
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	1,320,593	1,309,515
Receivables from debtors on sales of assets acquired in Satisfaction of loans	(50,377)	48,334
Proceeds from sale of assets acquired	215,951
Proceeds from sales of Medallions and Autos	183,000	105,500
Purchases of equity securities	(226,172)	(60,000)
Investment in life settlement contracts	(2,031,464)	-
Proceeds from sale of equity securities	65,200	4,880
Purchase of furniture and equipment	-	(6,209)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(523,269)	1,402,020
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	5,455,000	5,615,713
Repayments of notes payable, banks	(4,375,000)	(10,260,797)
Dividends paid	(168,750)	(168,750)
Gross proceeds from stock offering	-	3,847,080
Costs associated with stock offering	-	(325,451)
NET CASH PROVIDED(USED IN) BY FINANCING ACTIVITIES	911,250	(1,292,205)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,906	191,139
CASH AND CASH EQUIVALENTS – Beginning	846,623	327,793
CASH AND CASH EQUIVALENTS – Ending	$ 858,529	$ 518,932
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,182,797	$ 1,141,600
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized loss on equity securities arising during the period	$ (57,880)	$ (104,603)
Stock options granted	$ 107,320	$ -

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans", the "Company", "our", "us", or "we") as of December 31, 2006, and the related consolidated statements of operations and cash flows for the three months and six months ended December 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Board of Directors and management of the Company ("Management" or "Board of Directors"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Commission.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code").  An RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as an RIC, a company must payout at least 90 percent (90%) of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal 2006, the Company intends to make the required distributions to its stockholders.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 8).

Equity Securities

Equity securities are comprised principally of common stock investments in various companies.  The Company currently classifies equity securities as available-for-sale.  Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded in the statement of comprehensive income (loss), and separately as a component of accumulated other comprehensive income (loss) within stockholder’s equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is charged to earnings.  Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings.  In addition, any unrealized gains and losses deferred in accumulated other comprehensive income (loss) is recognized in determining net gain or loss on disposition

Investment in Life Settlement Contracts.

The Company uses the investment method to value contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based on changes in the insured’s life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its estimated fair value.

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

The subsidiaries, in turn, leased these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of the fiscal year ended June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold. The long-term medallion leases are with taxicab companies, which expire at various dates between January 31, 2008 and December 31, 2008, and may be cancelled by either party with forty-five (45) days advance written notice.  During the quarter ending December 31, 2006 three (3) medallions were sold for a total of $183,000.  The gain on the sale of $9,315 was recognized in the period.

Leasing income under all medallion and taxi cab leases for the three (3) months and six (6) months ended December 31, 2006 was $39,846 and $62,817 respectively.

3.

Investment in Equity Securities

During the year ended June 30, 2006, Ameritrans made a commitment to make capital contributions of $500,000 for a limited partnership interest in a real estate partnership.  As of December 31, 2006, Ameritrans has contributed $356,469, therefore, a commitment of $143,531 of additional capital contributions remains.

The Company invested $750,000 to obtain a membership interest in a limited liability company in June 2006.  Since the Company has a membership interest in excess of 20% interest, this investment is accounted for using the equity basis of accounting.  For the three months and six months ended December 31, 2006, equity in loss of this investment was $66,648 and $38,509, respectively.

4.      Investment in Life Settlement Contracts

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

As of December 31, 2006, the carrying value of amounts invested was $2,031,464.  The amount represents payments made to cover first year premiums for nine (9) life insurance policies with an aggregate face value of $43,250,000 in order to obtain the rights of being the owner and beneficiary on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, then the terms of the contractual agreements with the insured provide that 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at the sole discretion of the Company.   However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, premiums due would be approximately $9,400,000 over the next five (5) years and $14,200,000 thereafter.

5.      Debentures Payable to SBA

At December 31, 2006 and June 30, 2006, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	12/31/06 and 6/30/06 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
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

6.      Notes Payable to Banks

At December 31, 2006 and June 30, 2006, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000. At December 31, 2006 and June 30, 2006, $22,007,500 and $20,927,500 respectively, were outstanding under these lines. The loans mature at various dates through December 31, 2007, and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5%, or the banks’ prime rate minus 0.50%.  At December 31, 2006, the weighted average interest rate on outstanding bank debt was approximately 6.88%.

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

7.      Commitments and Contingencies

Interest Rate Swaps

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, which expire October 15, 2007 and October 14, 2008 respectively.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007 provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.

8.      Stock Option Plans

Employee Incentive Stock Option Plan

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees.  By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills our success in large measure depends.  As of December 31, 2006, options to purchase an aggregate of 147,600 shares of Common Stock were issued and outstanding under the 1999 Employee Plan.

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

Non-Employee Directors Stock Option Plan

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of December 31, 2006, options to purchase an aggregate of 46,370 shares were issued and outstanding under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

The fair market value for options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the six months ended December 31, 2006 and 2005:

	2006	2005

Risk-free rate	5.00%	5.00%
Dividend yield	0.00%	0.00%
Volatility factor	.08	.07
Average life	5 years	5 years

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

Compensation expense related to the amortization of deferred compensation for the options that vested during the three and six months ended December 31, 2006 was $24,000 and is reflected in the consolidated statements of operations.  The Company’s pro forma information for the three and six months ended December 31, 2005 are as follows:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Net loss available to common shareholders as reported	$ (131,762)	$ (207,193)
Deduct: stock-based compensation expense determined under fair value method	(37,044)	(53,977)

Pro forma net loss available to common shareholders	$ (168,806)	$ (261,170)

Net loss per common share: Basic– as reported	$ (0.06)	$ (0.09)
– pro forma	$ (0.07)	$ (0.11)
Diluted – as reported	$ (0.06)	$ (0.09)
– pro forma	$ (0.07)	$ (0.11)

Options Granted

Pursuant to the Director Plan, on December 22, 2006 the Company granted  a member of the Board of Directors, options to purchase up to 9,433 shares of common stock, $.0001 par value of the Company (the “Common Stock or Shares”).  These options vest on December 22, 2007 and are exercisable for five (5) years from the grant date at an exercise price of $5.30 per Share.  On November 27, 2006, the Company granted an employee options to purchase up to 80,000 Shares of the Company excisable for five years from vesting date at $5.28 per Share.  Subject to the employees continued employment with the Company and certain acceleration provisions, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.

The fair value of the options granted amounted to $107,320 at December 31, 2006, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Deferred compensation is $83,320 at December 31, 2006, net of amortized compensation expense of $24,000.

The following tables summarize information about the stock option transactions of both Stock Option Plans:

		Stock Options
	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2006	170,463	104,537	$5.30

Granted	(89,433)	89,433	$5.28
Canceled	-	-	-
Expired	-	-	-
Exercised	-	-	-

Options outstanding at December 31, 2006	81,030	193,970	$5.30

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price

$ 4.50-$ 4.95	33,800	2.83 years	$ 4.68	33,800	$ 4.68
$ 5.56-$ 6.12	33,800	4.00 years	$ 5.78	33,800	$ 5.78
$ 4.58	10,917	1.74 years	$ 4.58	10,917	$ 4.58
$ 4.99	10,020	2.67 years	$ 4.99	10,020	$ 4.99
$ 6.25	16,000	3.04 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	6.41 years	$ 5.28	20,000	$ 5.28
$ 5.30	9,433	4.98 years	$ 5.30	-	$ 5.30
$ 4.50-$ 6.25	193,970	4.56 years	$ 5.30	124,537	$ 5.29

9.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31		Six Months Ended December 31,
	2006	2005	2006	2005

Net income (Loss)	$(2,639)	$(47,387)	$30,388	$(38,443)
Other comprehensive loss:
Unrealized losses on equity securities	(38,354)	(53,510)	(57,880)	(104,603)
Total comprehensive loss	$(40,993)	$(100,897)	$(27,492)	$(143,046)

10.      Other Matters

Quarterly Dividend

The Company has declared and paid the quarterly dividend on its 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, on December 19, 2006 the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period October 1, 2006 through December 31, 2006, which was paid on or about January 15, 2007 to all holders of record as of December 29, 2006.

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

On February 21, 2006, the Company received a letter (the "SBA Letter") from the SBA regarding the September 20, 2005 meeting between the SBA and the Company, the Examination Report and the SBA findings.  The Company responded in writing to the SBA Letter on March 29, 2006. On November 8, 2006, the Company received a response letter from the SBA requesting additional information concerning the sale of the remaining medallions and the dissolution of the three remaining subsidiaries.  The Company responded to the November 8, 2007 letter in mid January, 2007.  The Company will be required to provide this additional information to the SBA on an ongoing basis until all of the medallions are sold and the subsidiaries are dissolved.  The SBA has given the Company until February 21, 2008 to sell all of the 27 remaining medallions and to dissolve the remaining three subsidiaries.  In January 2007, the Company closed on the sale of three (3) medallions, which contracts were signed in August 2006.  In addition, in January and February 2007, the Company entered agreements for the sale of nineteen (19) medallions with sales prices ranging between $77,000 and $78,000 per medallion, with aggregate sale proceeds of $1,465,000.  Since the nineteen (19) medallions have a carrying value of approximately $1,093,000, or $57,500 per medallion, the Company is anticipating approximately $372,000 of gains to be reported upon the completion of the sales of such medallions.  The Company is presently negotiating with several different parties regarding the sale of the remaining five (5) medallions.

The SBA also stated in the November 8, 2006 letter that the matter relating to the partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower were resolved.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for our fiscal year beginning July 1, 2007.  The Company does not believe that FIN 48 will have an impact on the Company’s operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007 for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

In March 2006, the FASB issued FASB Staff Position No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1), which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method.  The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period.  The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available.  FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006.  Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact on existing life settlement contract investments.  The Company adopted the investment method in the first quarter of fiscal 2007, and did not have any previous investments subject to a cumulative-effect adjustment at the time of the adoption.  The adoption of FSP FTB 85-4-1 did not have a material impact on its consolidated financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes therewith included elsewhere in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2006, filed with the Commission by the Company on September 28, 2006, which is also available on the Company's web site at www.ameritranscapital.com.  This report contains forward-looking information and comments which generally include the plans and objectives of management for future operations, including plans and objectives relating to future economic performance and our current beliefs regarding revenues we might earn if our business strategies are successfully implemented.

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include (1) valuation of loans receivable and equity investments, (2) evaluation of the recoverability of various receivables, and (3) the assessment of litigation and other possible contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2006 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies from daily operations, as discussed below:

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

Investment in Life Settlement Contracts.  The Company uses the investment method to value contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based on changes in the insured’s life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its estimated fair value.

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

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Total Investment Income

The Company’s interest income for the three months ended December 31, 2006 increased $135,270 or 11% to $1,376,992 as compared to the three months ended December 31, 2005.  The increase in investment income between the periods can be attributed to higher interest rate charged on the total loan portfolio for the quarter which offset a decrease in total loans outstanding.  Fees and other income decreased by $9,517 or 14% to $59,132 as compared to the three months ended December 31, 2005. The decrease is primarily attributed to a decrease in loan origination fees of approximately $3,200 and a decrease in other income of approximately $6,400.  There was also a decrease in the leasing income of $6,423 to $39,846 as compared to the three months ended December 31, 2005 due to the sale of medallions.

Operating Expenses

Interest expense for the three months ended December 31, 2006 decreased $40,682 or 7%, to $545,499 as compared to the three months ended December 31, 2005, due to a reduction in the outstanding banks notes payable from the same period last year of approximately $3,120,000 which was partially offset by higher interest rate charges on outstanding bank borrowings.  Salaries and employee benefits increased $52,689, or 19%, as compared to the similar period in the prior year. This is primarily due to salary and options compensation related to the hiring of an additional officer. Professional fees increased $37,962, or 26%, as compared to the comparable period in the prior year, due primarily to an increase in legal fees including legal fees to a related party for loan closings.  Write off and depreciation of interest and loans receivable decreased $32,048 or 32%, as compared to the similar quarter in the prior year. The decrease in the amount of write-offs and depreciation reflects the improved portfolio performance from that of previous quarters.

Net Income (Loss)

Net income (loss) decreased from ($47,387) for the three months ended December 31, 2005 to ($2,639) for the three months ended December 31, 2006.  The decrease in net loss between the periods was attributable primarily to increases in interest income as well as decreases in interest expense and bad debt expense. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended December 31, 2006 and 2005.

Results of Operations for the Six Months Ended December 31, 2006 and 2005

Total Investment Income

The Company’s interest income for the six months ended December 31, 2006 increased $209,628 or 9% to $2,601,133 as compared to the six months ended December 31, 2005, as a result of an increase in the average interest rates charged on new and modified loans, which was partially offset by a reduction in the overall loan portfolio.

Operating Expenses

Interest expense for the six months ended December 31, 2006 decreased $43,809 or 4%, to $1,081,645 as compared to the six months ended December 31, 2005, due to a reduction in the outstanding banks notes payable which was partially offset by higher interest rates charged on outstanding bank borrowings. Salaries and employee benefits increased $59,309, or 11%, as compared to the similar period in the prior year. This is primarily due to salary and options compensation related to the hiring of an additional officer. Professional fees increased $142,175, or 65%, as compared to the comparable period in the prior year, an increase in legal fees, including legal fees to a related party for loan closings. Foreclosure expenses decreased $14,998 or 103% as compared to the similar period in the prior year.  Write off and depreciation of interest and loans receivable decreased $39,975 or 30%, as compared to the similar period in the prior year. The decrease in the amount of write-offs and depreciation reflects the reduction of foreclosures of Chicago medallion loans. Other administrative expenses increased $37,427 or 7% as compared to the similar period in the prior year, due primarily to an increase in filing fees and computer expense.

Net Income (Loss)

Net income increased from a loss of $38,443 for the six months ended December 31, 2005 to $30,388 for the six months ended December 31, 2006. The increase in income between the periods was attributable primarily to an increase in total investment revenue as well as decreases in interest expense and bad debt expense which were offset by increases in salaries, professional fees and other administrative expenses. Dividends for Participating Preferred Stock were unchanged at $168,750 for the six months ended December 31, 2006 and 2005.

Financial Condition at December 31, 2006 and June 30, 2006

Balance Sheet and Reserves

Total assets increased $470,502 to $56,489,313 at December 31, 2006 as compared to the June 30, 2006 total assets of $56,018,811. This increase was primarily due to an increase in investment in life settlement contracts during the six months, partially offset by a decrease in loans. In addition, Elk’s proceeds from notes payable from banks for the six months were $5,455,000 versus $4,375,000 in repayments made on notes payable from banks. This resulted in a $1,080,000 increase in Elk’s short-term bank borrowings.

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

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the Shares and the Private Offering Warrants sold in the Private Offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company’s Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

At December 31, 2006, approximately 65% of Elk's indebtedness was represented by indebtedness to its banks with variable rates ranging from 6.82% to 6.89%, whereas approximately 35% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000, of which $13,992,500 was available for draw down as of December 31, 2006 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the

SBA and the availability of funds. On January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two additional debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively.  Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.866% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees.  The draw down in February 2004 was the final draw from the $12,000,000 commitment.

During the six months ended December 31, 2006, the Company invested in life settlement contracts which require the Company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of December 31, 2006, premium payments due through the life expectancy of the insured are approximately $9,400,000 over the next five years and $14,200,000 thereafter.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for our fiscal year beginning July 1, 2007.  The Company does not believe that FIN 48 will have an impact on the Company’s operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007 for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

In March 2006, the FASB issued FASB Staff Position No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1), which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method.  The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period.  The election of the investment method or fair value method is irrevocable and should be made on an instrument-by-instrument basis. Previously, only the fair value method was available.  FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006.  Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings should be made at the date of adoption to recognize the impact on existing life settlement contract investments.  The Company adopted the investment method in the first quarter of fiscal 2007, and did not have any previous investments subject to a cumulative-effect adjustment at the time of the adoption.  The adoption of FSP FTB 85-4-1 did not have a material impact on its consolidated financial position or results of operations.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have resulted in an additional annual net income of approximately $2,200 at December 31, 2006. This is comprised of a 1% change in two components, loans receivable of approximately $11,310,000 at variable interest rate terms, and approximately $11,090,000 for bank debt subject to variable market rates.  This example takes into account the impact of the two (2) $5,000,000 interest rate swaps the Company has in place on its bank debt to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Effective November 27, 2006, in anticipation of the expansion of the business of the Company, Gary C. Granoff stepped down as President of Ameritrans.  Mr. Granoff will continue to serve as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Ameritrans, and President, Chief Executive Officer and Chairman of the Board of Elk.

On November 27, 2006 the Company appointed Michael Feinsod as President of Ameritrans and subject to SBA approval, Senior Vice President of Elk.  On February 9, 2007, the Board of Directors of the Company, upon the recommendation of the Compensation Committee entered into an employment agreement with Mr. Feinsod (the “Feinsod Agreement”). The Feinsod Agreement, which is effective as of November 27, 2006 is attached as Exhibit 10.19 to this quarterly report filed on Form 10-Q.

Pursuant to the terms of the Feinsod Agreement, each party will have the right to terminate the agreement on or before May 31, 2008, if certain performance criteria have not been met (the "Initial Employment Period").  Upon the expiration of the Initial Employment Period, if certain thresholds are met, the Initial Employment Period shall be extended until May 31, 2009, (the "Extended Employment Period").  Unless notice of non-renewal is given by either party at least three (3) months prior to the expiration of the Extended Employment Period the term of the Feinsod Agreement shall be extended for an additional one (1) year period beyond the end of the Extended Employment Period.

The Agreement provides that Mr. Feinsod will be paid an annual base salary of $336,500 for the first employment year, $348,900 for the second employment year, and at the rate of $361,800 for the third employment year with a guaranteed annual bonus equal to at least $15,000 for each employment year.  Mr. Feinsod will also be entitled to receive up to an aggregate of $32,500 allocated by Executive as he shall determine in his sole discretion for certain expenses including, but not limited to reimbursement for the certain expenses as set forth in the Feinsod Agreement..  In addition, the Company shall pay Mr. Feinsod’s annual family medical health insurance premiums under the Company's current plan up to $20,000, plus any increases that may arise in future years.  Additionally, Mr. Feinsod will be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The Feinsod Agreement also provides for compensation to Mr. Feinsod if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  Additionally, on November 27, 2006, the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of common stock of the Company excisable at $5.28 per Share.  So long as Mr. Feinsod continues to be employed by the Company, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.

On February 5, 2007, the members of the Audit Committee approved a revised version of their formal written charter.  This revised Charter was approved subsequently approved by the Board on February 9, 2007.  The Audit Committee Charter is filed as Exhibit 99.1 to this to this quarterly report filed on Form 10-Q. The Charter and any changes or updates thereto will also be posted on the Company's internet website at http://www.ameritranscapital.com.

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

10.13      Master Note dated October 4, 1999 between Ameritrans and European American Bank. (6)

10.14      Line of Credit Agreement dated January 3, 2002 between Elk and Citibank. (7)

10.15      Form of indemnity agreement between Ameritrans and each of its directors and officers. (3)

10.16      Amended and Restated Employment Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.17      Amended and Restated Consulting Agreement dated as of December 31, 2002 between Ameritrans and Gary Granoff. (8)

10.18     Amended and Restated Employment Agreement dated as of September 28, 2006 between Ameritrans and Silvia Mullens.  (10)

10.19      Amended and Restated Employment Agreement dated as of September 28, 2006 between Ameritrans and Margaret Chance. (10)

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

10.26

Form of Waiver relating to Common Share Subscription Agreement (2)

10.27

Code of Ethics adopted under Rule 17j-1 under the 1940 Act. (2)

10.28

Line of Credit Agreement dated November 7, 2006 between Elk and Israel Discount Bank of New York. (11)

10.29

Employment Agreement dated as of November 27, 2006 between Ameritrans and Michael Feinsod. Attached hereto.

22.1

Proxy statement on Schedule 14A mailed to stockholders on April 7, 2006 (1)

31.1       Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Attached hereto.

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Attached hereto.

99.1         Audit Committee Charter adopted February 9, 2007.  Attached hereto.

(b) Reports on Form 8-K

On December 19, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the second quarter of 2007.

On November 29, 2006, the Company filed a current report on Form 8-K reporting under Item 5.01 that the Company issued a press release announcing the appointment of Michael R. Feinsod as President of the Company.

On November 14, 2006, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the first quarter of fiscal year 2007

.

(1)        Incorporated by reference from the Registrant's Schedule 14-A (File No. 811-08847) filed April 7, 2006.

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

(7)        Incorporated by reference from the amendment to the Registrant's N-2 (File No. 333-82693) filed March 1, 2002.

(8)        Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2003.

(9)       Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2002.

(10)          Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed May 14, 2006.

(11)      Incorporated by reference from the Registrant's 10-K (File No. 811-08847) filed September 28, 2006.

(All other items of Part II are inapplicable)

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated: February 14, 2007 By: /s/ Gary C. Granoff Gary C. Granoff Chief Executive Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

DISCLOSURE IN THE REGISTRANT'S QUARTERLY REPORT

I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

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

Dated: February 14, 2007

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Executive Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the "Company") on Form 10-Q for the quarter ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

Chief Executive Officer, and Chief Financial Officer

February 14, 2007