Form 10-Q
period 2007-03-31
AMERITRANS CAPITAL CORP
filed 2007-05-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007

or

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

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes |_| No |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 11, 2007:  3,401,208.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES 1

PART I. FINANCIAL INFORMATION 1

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

18

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

24

ITEM 4.

CONTROLS AND PROCEDURES

25

PART II. OTHER INFORMATION 28

ITEM 1. LEGAL PROCEEDINGS

28

ITEM 1A. RISK FACTORS

28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3. DEFAULT UPON SENIOR SECURITIES

28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

ITEM 5. OTHER INFORMATION

28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

28

EXHIBIT INDEX

29

(a) Exhibits

29

(b) Reports on Form 8-K

31

SIGNATURES

33

EXHIBIT 31.1

34

EXHIBIT 32.1

35

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 (Unaudited) and June 30, 2006

ASSETS

	March 31, 2007 (unaudited)	June 30, 2006

Loans receivable	$48,872,769	$49,855,530
Less: unrealized depreciation on loans receivable	(236,550)	(290,300)
Loans receivable, net	48,636,219	49,565,230

Cash and cash equivalents	646,587	846,623
Accrued interest receivable, net of unrealized depreciation of $31,500 and $31,500, respectively	752,122	662,846
Assets acquired in satisfaction of loans	72,300	288,251
Receivables from debtors on sales of assets acquired in satisfaction of loans	477,136	482,525
Equity investments	1,874,156	1,782,924
Investment in life settlement contracts	1,778,724	-
Medallions under lease	1,361,916	1,706,901
Furniture, equipment and leasehold improvements, net	193,570	244,340
Prepaid expenses and other assets	493,246	439,171

TOTAL ASSETS	$56,285,976	$56,018,811

See accompanying notes to consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 (Unaudited) and June 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007 (unaudited)	June 30, 2006
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	22,182,500	20,927,500
Accrued expenses and other liabilities	569,903	880,203
Accrued interest payable	97,448	367,465
Dividends payable	84,375	84,375

TOTAL LIABILITIES	34,934,226	34,259,543

COMMITMENTS AND CONTINGENCIES (Notes 3,4, 5, 6, 7 and 10)

STOCKHOLDERS' EQUITY
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $ 0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $ 0.0001 par value; 10,000,000 shares authorized; 3,401,208 shares issued and 3,391,208 shares outstanding	340	340
Deferred compensation (Note 8)	(83,320)	-
Stock options outstanding (Note 8)	107,320	-
Additional paid-in-capital	21,119,817	21,119,817
Accumulated deficit	(3,024,873)	(2,683,314)
Accumulated other comprehensive loss	(297,534)	(207,575)

	21,421,750	21,829,268
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,351,750	21,759,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,285,976	$56,018,811

See accompanying notes to consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
INVESTMENT INCOME
Interest on loans receivable	$ 1,376,993	$ 1,049,562	$ 3,978,125	$ 3,441,067
Fees and other income	126,531	143,064	364,750	294,014
Leasing income	13,566	38,506	76,383	134,243
TOTAL INVESTMENT INCOME	1,517,090	1,231,132	4,419,258	3,869,324
OPERATING EXPENSES
Interest	537,964	501,820	1,619,609	1,627,274
Salaries and employee benefits	423,811	302,015	1,041,889	860,784
Occupancy costs	59,764	41,667	169,506	142,687
Professional fees	244,701	128,110	603,371	344,356
Other administrative expenses	332,007	281,260	878,544	790,619
Loss and impairments on assets acquired in satisfaction of loans, net	6,400	2,549	38,069	6,580
Foreclosure expenses, net	(524)	(2,379)	(982)	12,162
Write off and depreciation on interest and loans receivable	5,975	101,240	100,624	235,864
TOTAL OPERATING EXPENSES	1,610,098	1,356,282	4,450,630	4,020,326
OPERATING LOSS	(93,008)	(125,150)	(31,372)	(151,002)
OTHER INCOME (EXPENSE)
Gain on sale of medallions	19,058	-	28,373	-
Loss on sale of automobiles	-	-	-	(2,867)
Equity in loss of investee (Note 3)	(44,675)	-	(83,183)	-

TOTAL OTHER EXPENSE, Net	(25,617)	-	(54,810)	(2,867)
LOSS BEFORE PROVISION FOR INCOME TAXES	(118,625)	(125,150)	(86,182)	(153,869)

PROVISION FOR INCOME TAXES	197	302	2,252	10,026
NET LOSS	$ (118,822)	$ (125,452)	$ (88,434)	$ (163,895)
DIVIDENDS ON PREFERRED STOCK	$ (84,375)	$ (84,375)	$ (253,125)	$ (253,125)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$ (203,197)	$ (209,827)	$ (341,559)	$ (417,020)
WEIGHTED AVERAGE SHARES OUTSTANDING:
- Basic	3,391,208	2,975,232	3,391,208	2,409,024
-Diluted	3,391,208	2,975,232	3,391,208	2,409,024
NET LOSS PER COMMON SHARE
- Basic	$ (0.06)	$ (0.07)	$ (0.10)	$ (0.17)
- Diluted	$ (0.06)	$ (0.07)	$ (0.10)	$ (0.17)

See accompanying notes to consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and 2006 (Unaudited)

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (88,434)	$ (163,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,465	91,634
Deferred compensation	24,000	-
Gain on sale of medallions	(28,373)	-
Gain on sale of life settlement contract	(8,501)	-
Loss on sale of automobiles	-	2,867
Equity in loss of investee	83,184	-
Loss on write down of assets acquired	35,000	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(53,750)	52,800
Accrued interest receivable	(89,276)	93,372
Prepaid expenses and other assets	(84,855)	86,820
Accrued expenses and other liabilities	(310,301)	(175,544)
Accrued interest payable	(270,017)	(140,475)
TOTAL ADJUSTMENTS	(614,424)	11,474
NET CASH USED IN OPERATING ACTIVITIES	(702,858)	(152,421)
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	982,761	2,243,228
Receivables from debtors on sales of assets acquired in satisfaction of loans	5,389	56,609
Proceeds from sale of assets acquired	180,951	2,589
Proceeds from sales of Medallions and Autos	373,358	335,500
Purchases of equity investments	(329,574)	(60,000)
Investment in life settlement contracts	(2,031,464)	-
Proceeds from sale of equity investments	65,200	4,870
Proceeds from sale of life settlement contract	261,241	-
Purchase of furniture and equipment	(6,915)	(11,927)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(499,053)	2,570,869
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	8,305,000	8,215,713
Repayments of notes payable, banks	(7,050,000)	(17,158,866)
Dividends paid	(253,125)	(253,125)
Gross proceeds from stock offering	-	7,930,310
Costs associated with stock offering	-	(672,085)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,001,875	(1,938,053)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(200,036)	480,395
CASH AND CASH EQUIVALENTS – Beginning	846,623	327,793
CASH AND CASH EQUIVALENTS – Ending	$ 646,587	$ 808,188
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,889,626	$ 1,702,263
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized loss on equity investments arising during the period	$ (89,958)	$ (56,485)
Stock options granted	$ 107,320	$ -

See accompanying notes to consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans", the "Company", "our", "us", or "we") as of March 31, 2007, and the related consolidated statements of operations and cash flows for the three months and nine months ended March 31, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Board of Directors and management of the Company ("Management" or "Board of Directors"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and nine months ended March 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Commission.

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

EAF Leasing III LLC owned, leased and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing III LLC was voluntarily liquidated and dissolved on April 10, 2007.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to its parent.  Since its inception, Elk Capital has had no operations.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code").  An RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as an RIC, a company must payout at least 90 percent (90%) of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2006/2007, the Company intends to make the required distributions to its stockholders.

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

Stock Options

The Company began applying Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Accounting for Stock-Based Compensation", and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs pertaining to stock options will be reflected in net income (loss), for new grants only, since there were no unvested options outstanding at March 31, 2006, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans, and the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure.

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 8).

Equity Investments

Equity investments are comprised principally of common stock investments, as well as member and limited partnership interests in various companies.  The Company classifies its investments under the equity and cost basis methods of accounting, and certain investments are classified as available-for-sale.

Investments that meet certain ownership criteria, or when the Company has the ability to exercise significant influence regarding operating and financial policies, are accounted for under the equity basis method.  Under the equity method, the carrying value of the investment is adjusted by the Company’s proportionate share of net income (loss) of the investee and is decreased by any dividends received from the investee.

Investments that do not qualify to be treated as equity basis investments, and have no readily determinable fair value, are accounted for under the cost method.  Under the cost method, a long-term investment is recorded at cost and carried at that amount until it is sold or otherwise disposed of or until it is written down due to either an impairment of value, as determined in good faith by the Board of Directors, or a dividend representing a return of capital is received.  Any dividends received from investee earnings are recorded as investment income when received.

Investments classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded in the statement of comprehensive income (loss), and separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is charged to earnings.  Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings.  In addition, any unrealized gains and losses deferred in accumulated other comprehensive income (loss) is recognized in determining net gain or loss on disposition.

Investment in Life Settlement Contracts

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

The subsidiaries, in turn, leased these medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of the fiscal year ended June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold. The long-term medallion leases are with taxicab companies, which expire at various dates between January 31, 2008 and December 31, 2008, and may be cancelled by either party with forty-five (45) days advance written notice.  During the quarter ended December 31, 2006, three (3) medallions were sold for a total of $183,000.  The gain on the sale of $9,315 was recognized in the period.  In addition, during the quarter ended March 31, 2007, three (3) medallions were sold for a total of $190,358.  The gain on the sale of $19,058 was recognized in the period.

Leasing income under all medallion and taxi cab leases for the three (3) months and nine (9) months ended March 31, 2007, was $13,566 and $76,383, respectively.

3.

Equity Investments

Investments consist of the following:

	March 31, 2007 (unaudited)	June 30, 2006

Investments, equity basis	$ 666,816	$ 750,000
Investments, other	1,207,340	1,032,924
	$ 1,874,156	$ 1,782,924

Investments, Equity Basis.  The Company invested $750,000 to obtain a membership interest in a limited liability company in June 2006.  Since the Company has a membership interest in excess of 20% interest, this investment is accounted for using the equity basis of accounting.  For the three months and nine months ended March 31, 2007, equity in loss of this investment was $44,675 and $83,183, respectively.

Investments, Other.  As of March 31, 2007 and June 30, 2006, the Company held $49,512 and $139,470, respectively, of securities classified as available-for-sale.  The unrealized loss for the quarter equals $32,078 and the cumulative unrealized loss to date equals $317,515.  As of March 31, 2007 and June 30, 2006, the Company also held $1,157,828 and $893,454, respectively, of non-publicly traded cost-method investments.  During the quarter ended September 30, 2006, one (1) of the equity investments was sold and the Company recognized a gain of $5,699 in the period.  During the year ended June 30, 2006, the Company made a commitment to make capital contributions of $500,000 for a limited partnership interest in a real estate partnership.  As of March 31, 2007, the Company has contributed approximately $456,000, therefore a commitment of approximately $44,000 of additional capital contributions remains.

4.      Investment in Life Settlement Contracts

On September 20, 2006, the Company entered into an agreement (the "Agreement") with an unaffiliated company for the purpose of purchasing life insurance policies on unrelated individuals.  Under terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of March 31, 2007, the carrying value of amounts invested was $1,778,724.  The amount represents payments made to cover first year premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000 in order to obtain the rights of being the owner and beneficiary on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, then the terms of the contractual agreements with the insured provide that 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, premiums due would be approximately $8,200,000 over the next five (5) years and $13,400,000 thereafter.

During the quarter ended March 31, 2007, one (1) life insurance policy was sold for $261,241.  The gain on the sale of $8,501 was recognized in the period.

5.      Debentures Payable to SBA

At March 31, 2007 and June 30, 2006, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	03/31/07 and 6/30/06 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
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

6.      Notes Payable to Banks

At March 31, 2007 and June 30, 2006, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000. At March 31, 2007 and June 30, 2006, $22,182,500 and $20,927,500, respectively, were outstanding under these lines. The loans mature at various dates through December 31, 2007, and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5%, or the banks’ prime rate minus 0.50%.  At March 31, 2007, the weighted average interest rate on outstanding bank debt was approximately 6.84%, before taking into account the effect of offsetting income received from interest rate swaps on $10,000,000 of swaps at an average effective rate of approximately 6.215% (see Note 7).

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

7.      Commitments and Contingencies

Interest Rate Swaps

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, which expire October 15, 2007 and October 14, 2008, respectively.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007, provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008, provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.  As of March 31, 2007, the LIBOR plus 1.5% was above the fixed rates of 6.20% and 6.23%.

8.      Stock Option Plans

Employee Incentive Stock Option Plan

An employee stock option plan (the "1999 Employee Plan") was adopted by the Ameritrans Board of Directors, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to our long-term financial success and the growth of stockholder value.  An amendment to the 1999 Employee Plan was approved by the stockholders in January 2002.  The amendment increased the number of shares reserved under the plan from 125,000 to 200,000 shares.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees.  By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills our success in large measure depends.  As of March 31, 2007, options to purchase an aggregate of 147,600 shares of Common Stock were issued and outstanding under the 1999 Employee Plan.

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

Non-Employee Directors Stock Option Plan

A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a vote of the stockholders, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Directors of Elk and approved by its stockholders in September 1998 (the "Elk Director Plan").  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board of Directors on November 14, 2001, and approved by the stockholders at the Annual Meeting on January 18, 2002.  The amendment is still subject to the approval of the Securities and Exchange Commission.  The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board of Directors.

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of March 31, 2007, options to purchase an aggregate of 46,370 shares were issued and outstanding under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

The fair market value for options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the nine months ended March 31, 2007 and 2006:

	2007	2006

Risk-free rate	5.00%	5.00%
Dividend yield	0.00%	0.00%
Volatility factor	.08	.08
Average life	5 years	5 years

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

Compensation expense related to the amortization of deferred compensation for the options that vested during the three and nine months ended March 31, 2007, was $0 and $24,000, respectively, and is reflected in the consolidated statements of operations.  The Company’s pro forma information for the three and nine months ended March 31, 2006, are as follows:

	Three Months Ended March 31, 2006 (unaudited)	Nine Months Ended March 31, 2006 (unaudited)

Net loss available to common stockholders as reported	$ (209,827)	$ (417,020)
Deduct: stock-based compensation expense determined under fair value method	(22,400)	(76,377)

Pro forma net loss available to common stockholders	$ (232,227)	$ (493,397)

Net loss per common share: Basic– as reported	$ (0.07)	$ (0.17)
– pro forma	$ (0.08)	$ (0.20)
Diluted – as reported	$ (0.07)	$ (0.17)
– pro forma	$ (0.08)	$ (0.20)

Options Granted

Pursuant to the Director Plan, on December 22, 2006, the Company granted a member of the Board of Directors, options to purchase up to 9,433 shares of common stock, $.0001 par value of the Company (the “Common Stock or Shares”).  These options vest on December 22, 2007, and are exercisable for five (5) years from the grant date at an exercise price of $5.30 per Share.  On November 27, 2006, the Company granted an employee options to purchase up to 80,000 Shares of the Company excisable for five years from vesting date at $5.28 per Share.  Subject to the employees continued employment with the Company and certain acceleration provisions, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.

The fair value of the options granted amounted to $107,320 at March 31, 2007, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Deferred compensation is $83,320 at March 31, 2007, net of amortized compensation expense of $24,000.

The following tables summarize information about the stock option transactions of both Stock Option Plans:

		Stock Options
	Shares Available for Options	Number of Options Outstanding	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2006	170,463	104,537	$5.30

Granted	(89,433)	89,433	$5.28
Canceled	-	-	-
Expired	-	-	-
Exercised	-	-	-

Options outstanding at March 31, 2007	81,030	193,970	$5.30

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price

$ 4.50-$ 4.95	33,800	2.58 years	$ 4.68	33,800	$ 4.68
$ 5.56-$ 6.12	33,800	3.75 years	$ 5.78	33,800	$ 5.78
$ 4.58	10,917	1.49 years	$ 4.58	10,917	$ 4.58
$ 4.99	10,020	2.42 years	$ 4.99	10,020	$ 4.99
$ 6.25	16,000	2.79 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	6.17 years	$ 5.28	20,000	$ 5.28
$ 5.30	9,433	4.73 years	$ 5.30	-	$ 5.30
$ 4.50-$ 6.25	193,970	4.32 years	$ 5.30	124,537	$ 5.29

9.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31 (unaudited)		Nine Months Ended March 31 (unaudited)
	2007	2006	2007	2006

Net loss	$(118,822)	$(125,452)	$(88,434)	$(163,895)
Other comprehensive income (loss):
Unrealized gains (losses) on equity investments	(32,078)	48,117	(89,958)	(56,485)
Total comprehensive loss	$(150,900)	$(77,335)	$(178,392)	$(220,380)

10.      Other Matters

Quarterly Dividend

The Company has declared and paid the quarterly dividend on its 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, on March 20, 2007, the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period January 1, 2007 through March 31, 2007, which was paid on or about April 16, 2007, to all holders of record as of March 30, 2007.

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

Certain members of the Company's Management met with the SBA on September 20, 2005, to discuss and resolve these issues.  The Company believes that it was acting in good faith when it effectuated the transactions with respect to the sale of the foreclosed Chicago medallions to an associate, as it had applied for permission from SBA prior to completion of the loan in question, had obtained an indication of approval and SBA was in the process of taking the steps to obtain formal written approval for the transaction.  The Company believes that it was also acting in good faith when it created the subsidiary companies (deemed "associates" under SBA regulations) to purchase the foreclosed medallions, as it was having ongoing discussions with SBA at the time to obtain SBA’s approval of the transaction and had received verbal indications that it felt it had or would, in due course, subsequently obtain SBA’s written approval to the transactions.

On February 21, 2006, the Company received a letter (the "SBA Letter") from the SBA regarding the September 20, 2005, meeting between the SBA and the Company, the Examination Report and the SBA findings.  The Company responded in writing to the SBA Letter on March 29, 2006. On November 8, 2006, the Company received a response letter from the SBA requesting additional information concerning the sale of the remaining medallions and the dissolution of the three remaining subsidiaries.  The Company responded to the November 8, 2006, letter in mid January 2007.  The Company will be required to provide this additional information to the SBA on an ongoing basis until all of the medallions are sold and the subsidiaries are dissolved.  The SBA has given the Company until February 21, 2008, to sell all of the remaining medallions and to dissolve the remaining three subsidiaries.  As previously noted, all of the medallions owned by EAF Leasing III LLC have now been sold, and EAF Leasing III was dissolved on April 10, 2007.

As of January 1, 2007, there were 27 remaining unsold medallions.  In January 2007, the Company closed on the sale of three (3) medallions, which contracts were signed in August 2006.  During the period January 1, 2007 through March 31, 2007, the Company entered into agreements for the sale of a total of twenty-three (23) additional medallions with sales prices of approximately $77,000 per medallion, with aggregate anticipated sale proceeds of $1,777,000.  During May 2007 the Company entered into a contract of sale to sell one (1) medallion at a price of $80,000.  Since the twenty-four (24) medallions have a carrying value of approximately $1,380,000 or $57,500 per medallion, the Company is anticipating approximately $477,000 of gains to be reported upon the completion of the sales of such medallions, before closing expenses for brokerage and legal fees related thereto.  On April 19, 2007, the closing took place on the sale of seventeen (17) medallions and on May 2, 2007, the sale took place of one (1) additional medallion.  On May 8, 2007, one (1) additional closing took place on the sale of an additional medallion.  There are an additional five (5) medallions that are presently pending sales to various individual buyers with closings anticipated to take place within the next thirty (30) to ninety (90) days.  The Company believes that it will have all medallions owned by it sold and closed substantially prior in time to the SBA deadline date of February 21, 2008.

The SBA also stated in the November 8, 2006, letter that the matter relating to the partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower were resolved.

During January 2007, the Company received a letter from SBA dated December 28, 2006, which gave final approval to the financing of 24 Chicago Taxi Medallions with Across the Town Cab Corp., a majority of the stock of which was owned by an Associate of Elk Associates Funding Corporation.  Accordingly the financing of an “Associate” matter has now been concluded with SBA.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007, for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

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

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include (1) valuation of loans receivable and equity investments, (2) evaluation of the recoverability of various receivables, and (3) the assessment of litigation and other possible contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2007, are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and other investments including medallions, and contingencies from daily operations, as discussed below:

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

Equity Investments. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or estimated fair value. For these non-quoted investments, the Company reviews the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Total Investment Income

The Company’s interest income for the three months ended March 31, 2007, increased $327,431, or 31% to $1,376,993 as compared to the three months ended March 31, 2006.  The increase in investment income between the periods can be attributed to higher interest rates charged on the total loan portfolio for the quarter which offset a decrease in total loans outstanding.  Fees and other income decreased by $16,533, or 12% to $126,531 as compared to the three months ended March 31, 2006. The decrease is primarily attributed to a decrease in loan origination fees of approximately $38,800 and a decrease in late fees of approximately $3,500 which was partially offset by an increase in other income of approximately $25,700.  There was also a decrease in leasing income of $24,940 to $13,566 as compared to the three months ended March 31, 2006, due to the sale of medallions.

Operating Expenses

Interest expense for the three months ended March 31, 2007, increased $36,144, or 7% to $537,964 as compared to the three months ended March 31, 2006, due to an increase in the outstanding banks notes payable from the same period last year of approximately $1,360,000 and higher interest rate charges on outstanding bank borrowings.  Salaries and employee benefits increased $121,796, or 40% as compared to the similar period in the prior year. This is primarily due to salary compensation related to the hiring of an additional senior level officer which was approximately $94,597 for the March 31, 2007 quarter. Occupancy costs partially increased primarily from an increase in office space for the additional officer.  Professional fees increased $116,591, or 91% as compared to the comparable period in the prior year, due primarily to fees for the Sarbanes-Oxley Section 404 Compliance Project in the amount of $71,070 and an increase in legal fees and audit fees of $45,521.  Write off and depreciation on interest and loans receivable decreased $95,265, or 94% as compared to the similar quarter in the prior year. The decrease in the amount of write-offs and depreciation reflects the improved portfolio performance from that of previous quarters.

Net Loss

Net loss decreased from $125,452 for the three months ended March 31, 2006, to $118,822 for the three months ended March 31, 2007.  Part of the loss included $44,675 equity in loss of investee.  The decrease in net loss between the periods was attributable primarily to increases in interest income as well as decreases in bad debt expense which were partially offset by increases in salaries and employees benefits, professional fees and other administrative expenses. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended March 31, 2007 and 2006.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006

Total Investment Income

The Company’s interest income for the nine months ended March 31, 2007, increased $537,058, or 16% to $3,978,125 as compared to the nine months ended March 31, 2006, as a result of an increase in the average interest rates charged on new and modified loans, which was partially offset by a reduction in the overall loan portfolio.

Operating Expenses

Interest expense for the nine months ended March 31, 2007, decreased $7,665, or 0.5% to $1,619,609 as compared to the nine months ended March 31, 2006.  The decrease was partially due to short-term reduction in Elk’s bank debt as a result of Ameritrans using a portion of the capital raised to reduce Elk’s bank debt until Ameritrans made suitable investments.  As a result, Elk saved some interest expense which was offset by generally higher interest rates charged by the bank during the period and increase in the total outstanding banks notes payable at the end of the period.  Salaries and employee benefits increased $181,105, or 21% as compared to the similar period in the prior year. This is primarily due to salary and options compensation related to the hiring of an additional senior level officer, and other annual increases in officers’ salaries. Occupancy costs partially increased primarily from an increase in office space for the additional officer.  Professional fees increased $259,015, or 75% as compared to the comparable period in the prior year, due to fees for Sarbanes-Oxley Section 404 Project, an increase in legal fees, including legal fees to a related party for loan closings, and an increase in accounting and audit fees. Foreclosure expenses decreased $13,144, or 108% as compared to the similar period in the prior year.  Write off and depreciation on interest and loans receivable decreased $135,240, or 57% as compared to the similar period in the prior year. The decrease in the amount of write-offs and depreciation reflects the reduction of foreclosures of Chicago medallion loans. Other administrative expenses increased $87,925, or 11% as compared to the similar period in the prior year, due primarily to an increase in filing fees, insurance, and brokers fees.

Net Loss

Net loss decreased from $163,895 for the nine months ended March 31, 2006, to $88,434 for the nine months ended March 31, 2007. Majority of the loss included $83,183 equity in loss of investee reported as a result of the accounting rules requiring our percentage of the investee’s loss to be included in our earnings.  The decrease in net loss between the periods was attributable primarily to an increase in total investment revenue as well as decreases in interest expense and bad debt expense which were partially offset by increases in salaries and employees benefits, professional fees and other administrative expenses. Dividends for Participating Preferred Stock were unchanged at $253,125 for the nine months ended March 31, 2007 and 2006.

Financial Condition at March 31, 2007 and June 30, 2006

Balance Sheet and Reserves

Total assets increased $267,165 to $56,285,976 at March 31, 2007, as compared to the June 30, 2006, total assets of $56,018,811. This increase was primarily due to an increase in investment in life settlement contracts, partially offset by a decrease in loans receivable. Short-term bank borrowings increased $1,255,000 to $22,182,500 at March 31, 2007, as compared to June 30, 2006.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

On March 2, 2006, the Company closed on the sale of 1,355,608 shares (the "Shares") of Common Stock and 338,902 warrants to purchase shares of Common Stock ("Private Offering Warrants") for aggregate gross proceeds totaling $7,930,310, ($7,250,407 net of expenses).  The Company granted a total of 338,902 Private Offering Warrants.  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share. The Private Offering Warrants may be exercised in whole or in part, and expires five (5) years from the date of issuance.  These Shares and Private Offering Warrants were issued pursuant to the private offering of the Company dated July 29, 2005, of which various closings took place throughout December 2005, and January, February and March 2006.  The increased capital that was raised for Ameritrans will help the Company significantly in its plans for the expansion of the Company’s business, enabling Ameritrans to make loans to and investments in opportunities that the Company's operating subsidiary, Elk has historically been unable to make due to SBA Regulation.

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

At March 31, 2007, approximately 64% of Elk's indebtedness was represented by indebtedness to its banks with variable rates ranging from 6.82% to 6.89%, whereas approximately 34% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000, of which $13,817,500 was available for draw down as of March 31, 2007, under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds. On January 2002, the Company and the SBA entered into an agreement whereby the SBA committed to reserve debentures in the amount of $12,000,000 to be issued to the Company on or prior to September 30, 2006. In July and December 2002, debentures payable to the SBA were drawn from the reserved pool of $12,000,000 in the amount of $2,050,000 and $3,000,000, respectively. The interim interest rates assigned were 2.351% and 1.927%, respectively, subsequently adjusted to long term fixed rates of 4.67% and 4.628% determined on the pooling dates of September 25, 2002 and March 26, 2003, respectively. On September 15, 2003 and February 17, 2004, two additional debentures payable to the SBA were drawn in the amount of $5,000,000 and $1,950,000, respectively.  Interim interest rates assigned were 1.682% and 1.595%, respectively, subsequently adjusted to the long term fixed rate of 4.12% on the pooling date of March 24, 2004. In addition to the fixed rates, there is an additional annual SBA user fee on each debenture of 0.866% per annum making the rates 5.54%, 5.498% and 4.99% before applicable amortization of points and fees.  The draw down in February 2004 was the final draw from the $12,000,000 commitment.

At March 31, 2007, the Company invested in life settlement contracts which require the Company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of March 31, 2007, premium payments due through the life expectancy of the insured are approximately $8,200,000 over the next five years and $13,400,000 thereafter.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007, for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have resulted in an additional annual net income of approximately $18,370 at March 31, 2007. This is comprised of a 1% change in two components, loans receivable of approximately $14,020,000 at variable interest rate terms, and approximately $12,183,000 for bank debt subject to variable market rates.  This example takes into account the impact of the two (2) $5,000,000 interest rate swaps the Company has in place on its bank debt to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On February 5, 2007, the members of the Audit Committee approved a revised version of their formal written charter.  This revised Charter was subsequently approved by the Board on February 9, 2007.  The Audit Committee Charter is filed as Exhibit 99.1 to this quarterly report filed on Form 10-Q. The Charter and any changes or updates thereto will also be posted on the Company's internet website at http://www.ameritranscapital.com.

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

10.27

Code of Ethics adopted under Rule 17j-1 under the 1940 Act. (2)

10.28

Line of Credit Agreement dated November 7, 2006 between Elk and Israel Discount Bank of New York. (11)

10.29

Employment Agreement dated as of November 27, 2006 between Ameritrans and Michael Feinsod. (12)

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

32.1       Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Attached hereto.

99.1         Audit Committee Charter adopted February 9, 2007.  Attached hereto.

(b) Reports on Form 8-K

On April 19, 2007, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the expiration of the Company’s Public Warrants and the closing on the sale of 17 Chicago Taxi Medallions.

On March 20, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the third quarter of 2007.

On February 15, 2007, the Company filed a current report on Form 8-K reporting under Items 2.02, 9.01 and 1.01 that the Company issued a press release announcing the Company's results for the second quarter of fiscal year 2007, the execution of the Michael Feinsod Agreement and the adoption of the revised audit committee charter.

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

(10)

Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed May 14, 2006.

(11)

Incorporated by reference from the Registrant's 10-K (File No. 811-08847) filed September 28, 2006.

(12)

Incorporated by reference from the Registrant’s 10-Q (File No. 811-08847) filed February 14, 2007.

(All other items of Part II are inapplicable)

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated: May 14, 2007 By: /s/ Gary C. Granoff Gary C. Granoff Chief Executive Officer and Chief Financial Officer

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

Dated: May 14, 2007

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Executive Officer and

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

Chief Executive Officer, and Chief Financial Officer

May 14, 2007