Form 10-K
period 2007-06-30
AMERITRANS CAPITAL CORP
filed 2007-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2007

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

As of June 30, 2007, the approximate aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $13,863,800 based upon a closing price of the Registrant's common stock of $5.21 per share as reported on the NASDAQ Capital Market on June 29, 2007. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant).

There were 3,405,583 shares of the Registrant's Common Stock issued as of September 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERITRANS CAPITAL CORPORATION

2007 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

ITEM 1. BUSINESS OF AMERITRANS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

ITEM 6.

SELECTED FINANCIAL DATA

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.

CONTROLS AND PROCEDURES

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.

SECURITY OWNERSHIP OF  BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES

PART I

ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation (the "Company", "Ameritrans", "our", "us", or "we"), is a Delaware closed-end investment company formed in 1998, which makes loans and investments with the goal of generating both current income and capital appreciation.  Through its subsidiary, Elk Associates Funding Corporation ("Elk"), the Company  makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other diversified small businesses as permitted by U.S. Small Business Administration (the "SBA") Regulation.  The Company's internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

1

CURRENT BUSINESS ACTIVITIES

Ameritrans was organized to make loans and investments in opportunities that Elk is not permitted to under SBA regulation.  Ameritrans makes loans which have primarily been secured by real estate mortgages, and equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

Elk was organized primarily to provide long-term loans to businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"). Elk makes loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets, and for other diversified businesses that qualify for funding as small concerns under the SBA Regulations.

During the fiscal year ended June 30, 2007, Elk had four (4) wholly-owned subsidiaries: EAF Holding Corporation, EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC.  EAF Enterprises LLC and Medallion Auto Management LLC were voluntarily liquidated and dissolved in April of 2006.  EAF Leasing III, LLC was liquidated during the fiscal year ended June 30, 2007.  EAF Leasing LLC and EAF Leasing II LLC were both liquated during July, 2007.  All City of Chicago Medallions owned by the subsidiaries were sold during the fiscal year ended June 30, 2007.  EAF Holding Corporation remains as the only wholly owned subsidiary of Elk.

EAF Holding Corporation, formed in 1992, owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk.  EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC, owned and leased medallions acquired in satisfaction of foreclosures by Elk.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to Ameritrans. Since its inception, Elk Capital has had no operations.

TAXI MEDALLION FINANCE INDUSTRY AND MARKET OVERVIEW

Chicago.

Through its Elk subsidiary, the Company began making taxicab medallion loans in Chicago in 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division.  The number of taxi medallions is limited by city ordinances.

At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions.  Elk is currently reselling its remaining  four foreclosed medallions for approximately $80,000 per medallion for two medallions.  Two other foreclosures are involved in litigation to obtain the necessary court clearance to complete the sales, as the owners have filed an Affidavit of Defense which thereafter requires a court judgment in order to permit Elk to resell the medallion.  Such litigation is pending and the Company believes it will be successful in completing those sales in the future without incurring any losses. In some cases, Elk provided financing to the purchasers of foreclosed medallions.  As of June 30, 2007, the total principal amount of our outstanding taxi loans in Chicago was $19,700,337.

1

During the fiscal year ended June 30, 2007, the Company sold a total of 30 medallions.  During the second fiscal quarter ended December 31, 2006 three (3) medallions were sold for a total of $183,000 and a gain of $9,315 was recognized in that period.  During the third fiscal quarter ended March 31, 2007 three (3) medallions were sold for a total of $190,358 and a gain of $19,058 was recognized in the period.  During the fourth fiscal quarter ended June 30, 2007, a total of twenty-four (24) medallions were sold for a total of $1,857,000 and a gain of $483,981 was recognized in the period.  For the entire fiscal year ended June 30, 2007 a total of 30 medallions were sold for a total of $2,230,358, and the total gain was $512,354.

New York City.

In addition to financings for purchases and sales of medallions, a substantial market exists for refinancing the indebtedness of existing minifleet or individual medallions.  Management estimates this market to exceed that of the market for financing transfers, and to be in excess of $100,000,000 per year.  There are two types of medallions:  corporate and individual owner-driver.  A corporate medallion is issued for a taxi owned by a corporation that owns a minimum of two taxis and two corporate medallions (one corporate medallion per taxi).  These taxis do not have to be personally driven by their owners.  An individual owner-driver may not own more than one taxi and one medallion and by TLC regulation, must be personally driven by their owners a minimum of 210 shifts per year.  Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called “mini-fleet”).

The price of a medallion varries with supply and demand.  According to the most recent data provided by the TLC as of August, 2007 , individual medallions are selling for approximately $424,000 each and corporate medallions are selling for approximately $598,000 each.  In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

The New York City Taxi and Limousine Commission (“TLC”) auctioned a total of 308 taxicab medallions in 2006.  Two hundred fifty-four (254) of these taxicab medallions are dedicated for use on either Hybrid-Electric vehicles or vehicles powered by compressed natural gas, and the remaining fifty four (54) of these medallions are dedicated for use with wheelchair accessible vehicles.

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

Medallion transfers in the New York City market are usually handled through brokers, who have frequent contact with taxi owners and drivers.  As a result, an active marketplace has developed for the purchase and resale of medallions.  Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties. As of June 30, 2007, the total principal amount Elk's of outstanding taxi medallion loans in New York was $4,551,781.

1

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

Under the applicable statutes and rules, Boston taxi medallions are assignable, subject to the approval of the Police Commissioner. In practice, transfer applications are submitted to the Hackney Carriage Unit, which has issued guidelines and forms for transfers. Loans by financial institutions or individuals are secured by taxi medallions and liens on such assets are routinely allowed in accordance with the Hackney Carriage Unit's "Procedures for Recording Secured Party Interest."   Market prices of Boston medallions are currently approximately $360,000.

The Boston taxi market services the city of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in a local trade newspaper, and the use of forwarding brokers.   Elk also makes loans in the Cambridge, Massachusetts market, and the Sommerville, Massachusetts market which coincides with it’s activities in the Boston market.  As of June 30, 2007, the total principal amount of our outstanding taxi loans in Boston, Cambridge and Sommerville was $4,323,605.

Metro-Dade County (Miami Area) Florida.

Elk began making loans in the Miami area taxi market in 1996. The Miami taxi industry has been regulated on a county-wide basis in Metro-Dade County, Florida since 1981. The Passenger Transportation Regulatory Division of the Metro-Dade County Consumer Services Division oversees taxi operations and licenses in accordance with the Metro-Dade County Code.  Taxicab medallions in Miami are issued pursuant to the Taxicab Medallion Lottery (the "Lottery").  The Lottery was introduced by the Board of County Commissioners in 1998 as part of an overall program to upgrade this sector of the for-hire public transportation industry.  We have developed strategies to develop contacts and market our financings to potential purchasers of medallions, and to those owners who may wish to refinance their medallions in the future. As of June 30, 2007, the total principal amount of our outstanding taxi loans in the Miami area was approximately $6,301,975.  The market price of medallions in Miami-Dade County, Florida in August, 2007 was approximately $220,000 per medallion.

1

LOAN PORTFOLIO -- OVERVIEW

The aggregate loan portfolio for the Company at June 30, 2007 was $57,406,946, net of unrealized depreciation of $286,550.  Ameritrans' loan portfolio consisted of 1 medallion loan and 15 commercial loans totaling $4,870,269.  Elk's loan portfolio at June 30, 2007, consisted of 383 taxi medallion loan financings and 54 commercial loans totaling $52,823,227.  During the fiscal year ended June 30, 2007, the Company had total write offs and depreciation on interest and loans receivable of $176,805, most of which was attributable to commercial loan losses.  The interest rates charged by the Company on all of its currently outstanding loans range from 4% to 17.5% per annum. As of June 30, 2007, the annual weighted average interest rate on all Company loans was approximately 10%. The average remaining term of the outstanding loans in the Company's loan portfolio is ranges from 1 to 151 months.

ELK'S COMMERCIAL LOANS

Elk began making loans to diversified (non-taxi) small businesses ("Commercial Loans") in the New York City metropolitan area in 1985.  Elk has been increasing this portfolio on a selective basis since 1995, with a concentration on loans to operators of restaurants, laundromats, commercial construction, broadcasting telecommunications and other diversified industries.  Many of Elk’s commercial loans are secured by real estate mortgages which are primarily first mortgages on various properties.  At June 30, 2007, the dollar amount of Elk’s commercial loans that were secured by real estate mortgages was $11,110,955.  At June 30, 2007, the dollar amount of Elk’s commercial loans that were not secured by real estate mortgages was $6,876,819.

Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  Elk generally retains these loans, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans generated by other SBICs.  Elk generally obtains interest rates on its Commercial Loans that are higher than it can obtain on taxi medallion loans. The Company believes that the higher yield on Commercial Loans compensate for their higher risk of default relative to medallion loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 5.5% to 15.75%.  At June 30, 2007, Elk's Commercial Loans totaled $17,987,774.

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. Under the current SBA Regulations, the basic maximum rate of interest that an SBIC may charge is 19%. However, if either the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture interest rate, plus, in either case, 11% and rounded off to the next lowest eighth of 1%, is higher, the SBIC may charge the higher rate. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2007 was 19%.

1

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

As an SBIC, Elk is required to submit to the SBA semi-annual valuations of its investment portfolio, as determined by its Board of Directors, which considers numerous factors including but not limited to the financial strength of its borrowers to determine "good" or "bad" status, and fluctuations in interest rates to determine marketability of loans. Reference is made to Footnotes 1 and 3 of Notes to Financial Statements for a discussion of Elk's method of valuation of its current portfolio of loans. The Company's loans are recorded at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. To date, the fair value of the loans has been determined to approximate cost less unrealized depreciation and no loans have been recorded above cost.

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

1

LOAN PORTFOLIO; VALUATION

Type of Loan	Number of Loans	Interest Rates	Maturity Dates (in Months)	Balance Outstanding
ELK LOANS RECEIVABLE
Chicago:
Taxi medallion	280	4-13.9%	1-151	$ 19,700,337
New York City:
Taxi medallion	10	5-7.95%	1-37	4,551,781
Miami:
Taxi medallion	66	9-17%	10-78	6,259,730
Boston:
Taxi medallion	27	6.5-8.875%	2-37	4,323,605

				34,835,453
Other loans:
Restaurant/Food Service	10	9.32-14%	4-78	3,981,107
Car Wash/Auto Center	1	9.25%	8	66,361
Dry Cleaner	11	5.5-15.25%	1-48	556,406
Laundromat	10	6-14%	1-65	1,332,448
Black car service (real property)	2	11%	13	373,826
Auto Sales	1	7%	7	141,050
Commercial Construction	5	11.5-13%	10-46	3,408,224
Food market	1	12%	11	600,000
Software company	3	8%	48	39,271
Wholesale gasoline distributor	1	13.5%	60	720,000
ATM manufacturer and distributor	1	12%	22	146,822
Nail salon and Spa	1	9%	30	13,085
R/E holding	1	12%	31	213,334
Broadcasting/Telecommunications	1	11%	51	2,000,000
Development and production of waste water treatment systems	1	13%	31	625,000
Truck stop/traveler accommodation	1	15.75%	9	800,000
Office water and system supplier	1	12.5%	36	200,000
Industrial supplier of alloys to industrial steel manufacturers	1	8.61%	72	2,000,000
Assisted Living Facilities	1	12.25%	9-16	770,840
				17,987,774

Total Elk loans receivable				$52,823,227

AMERITRANS LOANS RECEIVABLE
Miami:
Taxi medallion	1			42,245

Assisted Living Facilities	1	12.25%	9-16	137,640
Investment advisors	1	12.5%	8	300,000
Debt collection	4	12%	54-55	969,242
Residential Mortgages	1	12%	12	665,000
Construction and Predevelopment Real Estate Mortgage Loans	8	11-17.5%	2-12	2,756,142
				4,828,024
Total Ameritrans loans receivable				$4,870,269

Total Company loans receivable				$57,693,496
Less unrealized depreciation on loans receivable				(286,550)

Loans receivable, net				$57,406,946

INVESTMENT IN LIFE SETTLEMENT CONTRACTS AND EQUITY INVESTMENTS

As of June 30, 2007, the carrying value of amounts invested in life insurance policies on unrelated individuals was $1,910,077.  The investment in life insurance policies was done through Ameritrans as this investment would not qualify under applicable SBA Regulations for Elk.  The amount represents payments made to cover first year premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000 to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, then the terms of the contractual agreements with the insured provide that 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, premiums due would be approximately $9,000,000 over the next five (5) years and $11,600,000 thereafter.

During the year ended June 30, 2007, one (1) life insurance policy was sold for $261,241.  The gain on the sale of $8,501 was recognized in the March, 2007 period.

Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 2007 totaled $982,782. Elk may make additional equity investments, however, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk's total assets.  Equity securities in Ameritrans’ investment portfolio at June 30, 2007 totaled $1,854,937.

1

SOURCES OF FUNDS

Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 2007, Elk maintained three lines of credit with an overall borrowing limit of $36,000,000. At June 30, 2007, Elk had $29,332,500 outstanding under these lines. The loans mature at various dates through December 31, 2007, and bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.5%.  Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk is in compliance with all covenants and credit terms at June 30, 2007.

As interest rates fluctuate, our cost of funds also fluctuate while the rates on our outstanding loans to our borrowers primarily remains fixed, and our profitability therefore varies. In order to partially mitigate this variance, from time to time we have purchased interest rate swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense" and Note 16 of Notes to Consolidated Financial Statements.

Pursuant to an agreement with the SBA, (the “SBA Agreement”), Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on the senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk's portfolio.  Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.

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

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the private offering.  The March Registration Statement did not cover any authorized but unissued

1

shares of the Company's Common Stock or Participating Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

SBIC BENEFITS

GENERAL. As an SBIC, Elk is eligible to receive certain financing from the SBA on favorable terms, and Elk and its stockholder are entitled to certain tax benefits, both described below. The SBA has discretion in determining the type and amount of financing that will be made available to an SBIC. Therefore, there can be no assurance as to the nature and amount of SBA financing that may actually be obtained by Elk. Furthermore, there are certain restrictions and requirements to which Elk is subject by virtue of it being an SBIC.

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

COMPETITION

Banks, credit unions, other finance companies, and other private lenders compete with Ameritrans in the origination of taxi medallion loans and commercial installment loans. Finance subsidiaries of equipment manufacturers also compete with Ameritrans. Many of these competitors have greater resources than Ameritrans and certain competitors are subject to less restrictive regulations than the Company and its subsidiaries. As a result, Ameritrans expects to continue to encounter substantial competition from such lenders. Therefore, there can be no assurance that the Company will be able to identify and complete financing transactions that will permit it to compete successfully.

EMPLOYEES

As of June 30, 2007, we employed a total of ten (10) employees.

1

SBA MATTER

On August 29, 2005, the Company received a letter from the U.S. Small Business Administration together with a copy of the Examination Report for the period ended March 31, 2004.  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA's final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA's prior written approval.  The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower, which were subsequently resolved to SBA’s satisfaction.   During January, 2007, the Company received final written approval from SBA concerning the sale of certain foreclosed Chicago medallions to an associate of Elk.  By letter dated August 30, 2007 from SBA to Elk, Elk was advised by SBA that all issues with respect to the creation of subsidiary companies and completion of certain related financings to those subsidiary companies had been resolved, and SBA had no further comment.     By a letter dated November 8, 2006 from SBA, the matter relating to the partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower were resolved.

INVESTMENT POLICIES

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

1

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

1

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

Ameritrans has elected to be treated as a "regulated investment company" (a "RIC") under Section 851 of the Internal Revenue Code, Elk has been treated as a RIC since 1984. A regulated investment company may deduct, for federal income tax purposes, most dividends paid to stockholders, thereby avoiding federal income taxation at the corporate level.

TAXATION OF REGULATED INVESTMENT COMPANIES

In order to qualify as a RIC for a given fiscal year, a company must meet each of the following conditions for that fiscal year:

(a) The company must be registered as an investment company under the 1940 Act at all times during the year.

(b) At least 90% of the company's gross income for the year must be derived from interest, gains on the sale or other disposition of stock or other securities, dividends and payment with respect to securities loans.

(c) Less than 30% of the company's gross income must be derived from the sale or other disposition of securities held for less than three months.

(d) At the close of each quarter, at least 50% of the value of the company's total assets must be represented by cash, cash items (including receivables), securities of other RICs and securities of other issuers, except that the investment in a single issuer of securities may not exceed 5% of the value of the RIC's assets, or 10% of the outstanding voting securities of the issuer.

(e) At the close of each quarter, and with the exception of government securities or securities of other RICs, no more than 25% of the value of a RIC's assets may be made up of investments in the securities of a single issuer or in the securities of two or more issuers controlled by the RIC and engaged in the same or a related trade or business. However, if a non-RIC entity controlled by the RIC subsequently sustains internally generated growth (as opposed to growth via acquisitions), the diversification requirement will not be violated even if the non-RIC subsidiary represents in excess of 25% of the RIC's assets.

(f) The company must distribute as dividends at least 90% of its investment company taxable income (as defined in Section 852 of the Internal Revenue Code), as well as 90% of the excess of its tax-exempt income over certain disallowed tax-exempt interest deductions. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income.

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

1

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

BDCs are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to shares of Common Stock if the asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance. Subordinated SBA debentures, preferred stock guaranteed by or issued to the SBA by Elk, and Elk bank borrowings are not subject to this asset coverage test. In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the

1

declaration of the dividend or distribution or repurchase. Pursuant to an Exemptive Order issued by the SEC on December 7, 1999, such debentures, preferred stock and bank borrowings are exempt from the asset coverage requirements of the 1940 Act.  Ameritrans may, and currently does, when consolidating, exclude Elk borrowings for purposes of the asset coverage rules.  The Exemptive Order issued by the SEC grants certain relief from the asset coverage ratios applicable to BDCs. Ameritrans and Elk must individually comply with Section 18 and Section 61a of the 1940 Act. So long as Ameritrans and Elk individually comply with Section 18, for purposes of consolidation, any borrowings of Elk will not be considered senior securities for asset coverage purposes and as such, will not affect Ameritrans' asset coverage ratio.

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

1

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk's weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA's current debenture interest rate. The current maximum rate of interest permitted on loans originated by Elk is 19%. At June 30, 2007, Elk's outstanding loans had a weighted average rate of interest of 10%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

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

1

ITEM 2. PROPERTIES

We rent office space from a law firm, the principals of which are officers and directors of Ameritrans, and we share certain office expenses with that firm.  Starting in February, 2007 the Company increased the amount of space it was utilizing and as a result, the Company's rent share is currently $11,934 per month and subject to annual increases.   The current sublease continues through April 20, 2014.  The Company is presently utilizing 48% of the rented space and therefore committed to the minimum 48% utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the law firm.  In the event that more space is utilized, the percentage of the total rent shall be increased accordingly.  In addition, the Company is also obligated to pay for its share of overhead expenses as noted in the agreement, and to reimburse the law firm for certain office costs.  During January, 2007 the overhead cost payments increased by $500 per month to $3,500 per month.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceeding. From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of the Company's management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company's results of operations or financial condition, however, Ameritrans received notice of a counter claim for a lawsuit filed against a former employee and the firm that placed the employee with Ameritrans.  The counter claim seeks damages of approximately $1 million due to the employee claiming that Ameritrans brought a frivolous lawsuit against the employee.  In the event the cross motion is granted, the Company will vigorously oppose the counter claim; however, the Company believes the counter claim is without merit, and as such, no provision has been made in the financial statements as of June 30, 2007 in connection with this matter.

1

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 19, 2007 (the "Meeting").  At the Meeting the following nine (9) individuals were elected to the Board of Directors of the Company by the stockholders to serve until the 2008 Annual Meeting of Stockholders:

Gary C. Granoff

Steven Etra
Ellen M. Walker

Michael Feinsod
Howard F. Sommer

Wesley Finch
Murray A. Indick

Ivan Wolpert
John R. Laird

The stockholders approved and ratified the selection by the Board of Directors of Rosen Seymour Shapss Martin & Company LLP as the Company's independent registered public accountants for the fiscal year ended June 30, 2007.  The stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Ameritrans authorized Common Stock from 10,000,000 shares to 50,000,000 shares.  The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on Tuesday June 19, 2007 and became effective immediately upon filing.

The shareholders of the Company also approved a private offering of the Company's common stock, $.0001 par value, at a fixed purchase price of no less than book value to a limited number of "accredited investors," as that term is defined in Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

The shareholders also approved certain amendments to the Company's 1999 Non-Employee Director Stock Option Plan and approved and ratified certain grants of options to disinterested members of the Board of Directors under that plan.  Additionally, the shareholders approved an amendment to the 1999 Employee Stock Option Plan increasing the number of shares of Common Stock reserved under the 1999 Employee Plan from 200,000 to 300,000.

For more information, please see the Company's definitive proxy statement filed with the SEC on May 21, 2007 and the Company's press release filed with the SEC on Form 8-K on June 19, 2007 both of which are available online at www.sec.gov.

1

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Elk Common Stock was listed on the Nasdaq Capital Market on June 22, 1998, under the symbol EKFG.  Since December 16, 1999, when Ameritrans acquired Elk, its Common Stock has been listed on the Nasdaq Capital Market under the symbol AMTC.

The following table shows the high and low sale prices per share of Common Stock as reported by Nasdaq, for each quarter in the fiscal years ended June 30, 2006 and June 30, 2007. No dividends were declared on our common stock.

Ameritrans	High	Low
Fiscal 2006
1st Quarter	$6.67	$4.36
2nd Quarter	$7.10	$4.70
3rd Quarter	$7.05	$5.00
4th Quarter	$5.73	$4.25

Fiscal 2007
1st Quarter	$5.45	$4.16
2nd Quarter	$6.45	$4.69
3rd Quarter	$5.80	$4.66
4th Quarter	$5.30	$3.92

1st Quarter through Sept. 12, 2007	$5.65	$4.16

The following table details information regarding the Company's existing equity compensation plans as of June 30, 2007:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average Exercise price of outstanding options	Number of securities Remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	114,517(1)	$5.29	180,909(1)
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	114,517(1)	$5.29	180,909(1)

(1) Includes fully vested options to purchase up to 87,600 shares of Common Stock granted to employees under the 1999 Employee Plan and options to up purchase to 26,917 shares granted to non-employee directors granted under the Non-Employee Director Plan. See "Stock Option Plans." Does not include options to purchase up to 60,000 shares of Common Stock granted under the 1999 Employee Plan, and 19,574 shares granted to non-employee directors granted under the Non-Employee Director Plan which are not fully vested.

(2) All of our compensation plans have been approved by our shareholders.

1

The Company has declared and paid the quarterly dividend on the Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, the Company's Board of Directors declared a dividend of $0.28125 per share on September 17, 2007 on the Participating Preferred Stock for the period July 1, 2007 through September 30, 2007 payable on or about October 15, 2007 for all holders of the Participating Preferred Stock of record as of September 28, 2007.

As of September 12, 2007, there were 173 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Participating Preferred Stock, which is exclusive of securities held in street name.

1

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the "Financial Statements") included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA		FISCAL YEAR ENDED JUNE 30,
	2007	2006	2005	2004	2003
Investment income	$ 6,305,887	$ 5,229,182	$ 6,128,045	$ 5,639,492	$ 6,285,055
Interest expense	2,178,992	2,122,815	1,837,633	1,443,416	2,076,861
Other expenses	4,091,368	3,315,021	4,169,927	4,517,124	3,805,083
Total expenses	6,270,360	5,437,836	6,007,560	5,960,540	5,881,944
Operating income (loss)	35,527	(208,654)	120,485	(321,048)	403,111
Other (expense) income	-	-	-	(29,634)	-
Provision for income taxes (1)	(2,252)	(10,026)	(7,711)	(16,501)	(7,897)
Net income (loss)	$33,275	$(218,680)	$112,774	$ (367,183)	$ 395,214

Dividends on preferred stock	$ (337,500)	$ (337,500)	$ (337,500)	$ (337,500)	$ (337,500)
Net (loss) income available to
common shareholders	$ (304,225)	$ (556,180)	$ (224,726)	$ (704,683)	$ 57,714
Net (loss) income per common share	$ (0.09)	$ (0.21)	$ (0.11)	$ (0.35)	$ 0.03
Common stock dividends paid	$ -	$ -	$ -	$ -	$ 552,312
Common stock dividends paid per
common share	$ -	$ -	$ -	$ -	$ 0.27
Weighted average number of shares of
common stock outstanding	3,391,208	2,653,898	2,035,600	2,035,600	2,035,600
Net change to accumulated other
comprehensive income (loss)	$ 165,797	$ (105,300)	$ 146,608	$ (19,003)	$ (200,338)

BALANCE SHEET DATA		At June 30,
	2007	2006	2005	2004	2003
Loans receivable	$ 57,693,496	$ 49,855,530	$ 52,060,254	$ 49,900,989	$ 55,306,678
Unrealized depreciation of loans receivable	(286,550)	(290,300)	(150,000)	(509,770)	(303,170)
Loans receivable, net	$ 57,406,946	$ 49,565,230	$ 51,910,254	$ 49,391,219	$ 55,003,508
Total assets	$ 63,944,883	$ 56,018,811	$ 57,886,595	$ 57,091,906	$ 60,027,231
Notes payable and demand notes	$ 29,332,500	$ 20,927,500	$ 29,770,652	$ 28,908,652	$ 34,130,000
Subordinated SBA debentures	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 9,200,000
Total liabilities	$ 42,300,043	$ 34,259,343	$ 42,716,254	$ 41,843,447	$ 44,055,086
Total stockholders' equity	$ 21,644,840	$ 21,759,268	$ 15,170,341	$ 15,248,459	$ 15,972,145

(1) Ameritrans since inception and Elk, since the fiscal year ended June 30, 1984, have elected and qualified to be taxed as a regulated investment company and substantially all taxable income was required to be distributed to stockholders. Therefore, only minimal taxes were required to be paid.

1

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

CRITICAL ACCOUNTING POLICIES

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at June 30, 2007 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and related collateral and other investments including medallions, and contingencies from daily operations, as discussed below:

Valuation of Loans Receivable. The Company's loan portfolio is carried at fair value.  Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company ("the Board") with management’s participation.  In determining the fair value, the Board considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The fair value of the loans approximates cost less unrealized depreciation.

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

Equity Securities. The fair value of publicly traded corporate equity securities is based on quoted market prices. Privately held corporate equity securities are recorded at the lower of cost or estimated fair value. For these non-quoted investments, the Company reviews the financial performance of the privately held companies in which the investments are maintained. If and when a determination is made that a decline in fair value below the cost basis is other than temporary, the related investment is written down to its estimated fair value.  Investments that meet certain ownership criteria, which allow the Company to exercise significant influence regarding operating and financial policies, are accounted for under the equity basis method.  Under the equity method, the carrying value of the investment is adjusted by the Company’s proportionate share of net income (loss) of the investee and is decreased by any dividends received from the investee.

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

Medallions Owned.  The Company obtained medallions through foreclosure of loans and the value of such medallions were carried at the lower of the net value of the related foreclosed loans or the fair market value of the medallions.  The medallions were being treated as having indefinite lives, therefore, the assets were not being amortized.  However, the Company periodically tested their carrying value for impairment.  As of June 30, 2007, all medallions were sold.

Investment in Life Settlement Contracts.  The Company uses the investment method to value these contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based on changes in the insured's life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its estimated fair value.

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

1

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

Total Investment Income

The Company's investment income increased $1,076,705 or 21% to $6,305,887 as compared with the prior year ended June 30, 2006. The increase is primarily due to increases in interest income of $597,929, other fees of $145,582, partially offset by a decrease in leasing income of $96,366, which is generated by the leasing activities of Elk's subsidiaries. The Company also recognized a significant net gain on sale of medallions of $512,354 partially offset by losses on an equity investment of $145,307 which was reported in the current year.  The increase in interest income is primarily the result of an increase of $7,841,716 in the net loan portfolio at June 30, 2007 as compared to June 30, 2006, due to new loan receivable fundings in excess of payoffs and settlements of loans receivable, as well as the impact of higher average rates charged on new or modified loans.  The decrease in leasing income was primarily due to sales of medallions and autos that were previously leased.

Operating Expenses

Interest expense for the year ended June 30, 2007 increased $56,177 or 3% to $2,178,992 when compared to the year ended June 30, 2006. The Company previously expected interest expense to decrease for the year ended June 30, 2007 since funds used from the additional capital raised in the year ended June 30, 2006 were used to reduce the Company’s outstanding bank borrowings.  However, overall interest expense increased due to rising interest rates on the bank borrowings and a net increase in bank borrowings of $8,405,000 in order to fund new loans receivable amounts in the year ended June 30, 2007.  The Company anticipates an increase in interest expense for fiscal 2008 primarily due to the net increase in its bank borrowings, however, the increase should be partially offset due to reduction of interest rates by the Federal Reserve Bank in September 2007.  Salaries and employee benefits increased $367,355 or 32% when compared with the prior year. This increase reflects the costs associated with the hiring of a new executive and employee during the year ended June 30, 2007, as well as increases that were put in effect from the recently amended officers' employment agreements. Occupancy costs increased $42,690 or 23%, when compared with the year ended June 30, 2006 due to increased office space utilized for the new executive, as well as increased overhead expenses.  Professional fees increased $346,973 or 73% when compared with the prior year. This increase is due primarily to an increase in legal fees incurred relating to the sale of 30 Chicago medallion loans, and an increase in accounting consulting fees in order to be in compliance with requirements under the Sarbanes Oxley requirements. Miscellaneous administrative expenses increased $202,257 or 19% when compared with the prior year. Loss and impairments on assets acquired decreased by $34,499 due to fewer write-downs of related assets. Foreclosure expenses increased $9,379 or 108% and write off and depreciation of interest and loans receivable decreased $158,661 or 47% when compared with the year prior, due to improved performance of the Chicago medallion loans and commercial loans.

1

Net Income (Loss)

Net income increased from net loss of $218,680 for the year ended June 30, 2006 to a net income of $33,275 for the year ended June 30, 2007. The increase in net income for the year ended June 30, 2007 was attributable primarily to a increase in total investment income of $1,076,705 when compared to the prior year.  This increase is primarily due to an overall increase in interest income and fees and other income totaling $743,511, as well as gains of $512,354 due to the sales of taxi cab medallions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

1

Total Investment Income

The Company's investment income decreased $898,863 or 15% to $5,229,182 as compared with the prior year ended June 30, 2005. The decrease is primarily due to the fact that a significant net gain on sale of securities of $688,874 was reported in the prior year, as well as decreases in interest income of $90,396, other fees of $23,063, and in leasing income of $38,891, which is generated by the leasing activities of Elk's subsidiaries.  The decrease in interest income is primarily the result of a decrease of $2,345,024 in the net loan portfolio at June 30, 2006 as compared to June 30, 2005, due to payoffs and settlements of loans receivable in excess of new loan fundings and due to the impact of lower average rates charged on new or modified loans.  The decrease in leasing income was primarily due to sales of medallions and autos that were previously leased.

Operating Expenses

Interest expense for the year ended June 30, 2006 increased $285,182 or 15% to $2,122,815 when compared to the year ended June 30, 2005. This reflects the impact of higher interest charged on outstanding bank borrowing.  The Company anticipates a reduction in interest expense for fiscal 2007 due to a decrease in its short-term bank borrowings of $8,843,152 for the fiscal year ended June 30, 2006. This was achieved as a result of temporarily using a majority of the proceeds from a stock offering of Ameritrans during fiscal 2006. Salaries and employee benefits increased $27,345 or 2% when compared with the prior year. This increase reflects the increases that were put in effect from the recently amended officers' employment agreements. Occupancy costs increased $1,039 or 1%, when compared with the year ended June 30, 2005 due to increased overhead expenses.  Professional fees decreased $197,349 or 29% when compared with the prior year. This decrease is due primarily to a reduction in legal fees incurred relating to the foreclosures of Chicago medallion loans. Miscellaneous administrative expenses decreased $86,094 or 8% when compared with the prior year. Loss and impairments on both medallions under lease and assets acquired decreased by $110,192 due to fewer write-downs of related assets. Foreclosure expenses decreased $96,411 or 110% and write off and depreciation of interest and loans receivable decreased $393,244 or 54% when compared with the year prior, due to improved performance of the Chicago medallion loans.

Total write off and depreciation on interest and loans receivable was $335,466 net of a decrease in unrealized depreciation of interest of $27,500 offset by an increase of unrealized depreciation on loans receivable of $140,300.

Net Income (Loss)

Net income decreased from net income of $112,774 for the year ended June 30, 2005 to a net loss of $218,680 for the year ended June 30, 2006. The decrease in net income for the year ended June 30, 2006 was attributable primarily to a decrease in total investment income of $898,863 when compared to the prior year.  This decrease is primarily due to a net gain on the sale of securities of $688,874 that was recognized in fiscal year 2005, whereas fiscal year 2006 includes a loss of $61,660 due to write-downs on certain equity securities.

Balance Sheet and Reserves

Total assets increased by $7,926,072 as of June 30, 2007 when compared to total assets as of June 30, 2006. This increase was primarily due to an increase in the outstanding loans receivable of $7,841,716, which is attributable to new loan fundings in excess of payoffs and settlements on loans during the fiscal year.  There were also net increases in equity investments of $1,054,795 and investments in life settlement contracts of $1,910,077.  These increases were partially offset by decreases in medallions and autos that were sold during the fiscal year for proceeds of $2,228,858.  In addition, Elk's proceeds from banks for the fiscal year were $16,305,000 versus $7,900,000 in repayments made on notes payable from banks. This resulted in net increase of $8,405,000 in its short-term bank borrowings for the fiscal year ended June 30, 2007 in order to fund new loans receivable.

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

Ameritrans' interest rate sensitive assets were approximately $57.4 million and interest rate sensitive liabilities were approximately $41.3 million at June 30, 2007. Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

1

Interest Rate Swap Agreements

Ameritrans manages the exposure of its portfolio to increases in market interest rates by entering into interest rate swap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, which expire October 15, 2007 and October 14, 2008, respectively.  As a portion of the Company's loan portfolio is at "fixed" rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swap transaction expiring October 15, 2007, provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008, provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company's floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.  As of June 30, 2007, the floating borrowing rate was above the fixed rates.

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

Investment Considerations

In fiscal year ended June 30, 2006, the Company was affected by the steady increases in the prime rate of interest due to the federal reserve increase in interest rates which cause a corresponding increase in interest rates charged by the banks.  During the fiscal year ended June 30, 2007 the prime rate of interest stayed constant.  On September 18, 2007 the prime rate was reduced by .50% per annum and there was a corresponding reduction in the LIBOR rates by approximately .50% per annum.  This reduction should have a beneficial effect on the Company’s cost of funds.  The dollar amount of the Company's adjustable rate loans receivable at September 18, 2007 was approximately  $14,935,275 for Elk and $1,515,298 for Ameritrans with the remainder being fixed rate loans.  Interest rate increases may adversely affect the interest rate spread we receive on our taxicab medallion and commercial loans.

Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we lend funds. While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates. As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  However, a decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business over time.  A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower's loan is high relative to prevailing interest rates. In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

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

1

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At June 30, 2007, 71% or $29,332,500, of Elk's indebtedness was represented by indebtedness to its banks with interest rates ranging from 6.82% to 7.75%, and 29% or $12,000,000 by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000 under its existing lines of credit with the banks, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

1

Contractual obligations expire or mature at various dates through March 1, 2014.  The following table shows all contractual obligations at June 30, 2007.

	Payments due by period
	Less than 1 year[1]	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total

Floating rate borrowings	$29,332,500	$ -	$ -	$ -	$ -	$ -	$29,332,500

Fixed rate borrowings	-	-	-	-	-	$12,000,000	$12,000,000

Operating lease obligations (including overhead)	$220,204	$222,930	$230,422	$233,735	$235,761	$390,445	$1,533,497
Total	$29,552,704	$222,930	$230,422	$233,735	$235,761	$12,390,445	$42,865,997

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109."  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for our fiscal year beginning July 1, 2007.  The Company does not believe that FIN 48 will have an impact on the Company's operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007, for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company's financial position and results of operations.

In March 2006, the FASB issued FASB Staff Position No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1), which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method.  The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period.  The election of the investment method or fair value method is irrevocable and must be made on an instrument-by-instrument basis. Previously, only the fair value method was available.  FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006.  Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings must be made at the date of adoption to recognize the impact on existing life settlement contract investments.  The Company adopted the investment method in the first quarter of fiscal 2007, and did not have any previous investments subject to a cumulative-effect adjustment at the time of the adoption.  The adoption of FSP FTB 85-4-1 did not have a material impact on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of SFAS No. 133 and 140.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, as defined.  The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

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

1

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have resulted in an additional net income of approximately $6,404 at June 30, 2007. This is comprised of a 1% change in two components, loans receivable of approximately $19,972,900 at variable interest rate terms, and approximately $19,332,500 for bank debt subject to variable market rates.  This example takes into account the impact of two (2) $5,000,000 interest rate swaps the Company has in place on its bank debt to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years through June 30, 2007, the Company has had no reportable events (as defined in Item 304(a)(2) of Regulation S-K).

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

1

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors and executive officers of Ameritrans and Elk (the "Board") are identical. The following table sets forth certain information concerning our directors and executive officers:

NAME

POSITION

Gary C. Granoff(1)

CEO, CFO and Chairman of Board of Directors

Ellen M. Walker(1)

Executive Vice President and Director

Steven Etra

Director

Michael Feinsod(1)

President and Director

Murray A. Indick(1)

Director

John R. Laird

Director

Howard F. Sommer

Director

Wesley Finch

Director

Ivan Wolpert

Director

Lee A. Forlenza

Senior Vice President

Silvia M. Mullens

Senior Vice President

Margaret Chance

Vice President and Secretary

As a BDC, a majority of the directors of both Ameritrans and Elk are required to be individuals who are not "interested persons" of the Company. Gary C. Granoff, Ellen M. Walker, Michael Feinsod, and Murray Indick are each "interested persons" with respect to both Ameritrans and Elk, as such term is defined in the 1940 Act.  Ameritrans and Elk are in compliance with this rule as John R. Laird, Howard F. Sommer, Steven Etra, Wesley Finch, and Ivan Wolpert are each not "interested persons" with respect to both Ameritrans and Elk.

Gary C. Granoff, age 59, has been President and a director of Ameritrans since its formation and of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995. Effective November 27, 2006, Mr. Granoff stepped down as President of the Company.  Mr. Granoff continues to serve as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of the Company and President, Chief Executive Officer and Chairman of the Board of Elk Associates Funding Corporation, the Company's wholly-owned subsidiary. Mr. Granoff has been a practicing attorney for the past 34 years and is presently an officer and shareholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff has served as President and the sole shareholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff served as a director of Titanium Holdings Group, Inc., from September 1999 through May 2003. In February 1998, Mr. Granoff was elected to and served as a trustee on the Board of Trustees of The George Washington University for a five-year term. In June 2005, Mr. Granoff was re-elected to and currently serves as, a trustee on the Board of Trustees of The George Washington University for a term which expires in June 2009. Mr. Granoff also serves as a Trustee and Vice Chairman of the Board of the Parker Jewish Institute for Healthcare and Rehabilitation. Since September 2005, Mr. Granoff has been serving as a Member (Commissioner) of the Village of Kings Point, New York, Zoning Board of Appeals. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

1

Ellen M. Walker, age 51, has been a Vice President and a director of Ameritrans since its formation and a Vice President of Elk since July 1983. In August 2000, Ms. Walker was elected to be the Executive Vice President of the Company. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than twenty-five years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York.  Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

Steven Etra, age 56, has been a director of Ameritrans since its inception, and was a Vice President of Elk since January 1999, and a director of Elk since November 1995. On May 18, 2007 Mr. Etra's employment as Vice President of both Ameritrans and Elk was terminated.  Mr. Etra continues to serve as a member of the Board.  Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years.  Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999.  Mr. Etra has extensive business experience in investing in emerging companies.

Michael Feinsod, age 36, has been a director of the Company since December 2005. In November of 2006, Mr. Feinsod was appointed President of Ameritrans. Since 1999, Mr. Feinsod has been a managing member of Infinity Capital, LLC, an investment management company. From 1997 to 1999, Mr. Feinsod worked as an analyst and portfolio manager for Mark Boyar & Company, Inc. Mr. Feinsod is admitted to practice law in New York and was an associate in the corporate law department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997. Mr. Feinsod previously served on the Board of Directors of Asta Funding, Inc. Mr. Feinsod holds a Bachelor of Arts degree from The George Washington University and a Juris Doctorate degree from Fordham University School of Law.

Wesley Finch, age 60, has been a director of the Company since September 2002. Mr. Finch is the principal of The Finch Group, a real estate development and management company, specializing in the management, restructuring and revitalization of affordable, subsidized, assisted, and market rate housing. Over the last 20 years, The Finch Group has developed, or advised government entities, on more than $1.5 billion of low-income housing. During 1992-1993, Mr. Finch served as a member of President Clinton's transition team at the U.S. Department of Housing and Urban Development. Previously, Mr. Finch served as Finance Chairman for U.S. Senator John F. Kerry's 1984 campaign, and as the Chairman of Senator Kerry's successful 1990 and 1996 campaigns. In addition, during 1987-1988, Mr. Finch was the National Coordinating Chairman of the Democratic Senatorial Campaign Committee, a legal extension of the U.S. Senate. Mr. Finch earned his bachelors degree in accounting from the Bernard M. Baruch School of the City College of New York, and is a non-practicing certified public accountant (CPA).

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

1

Murray A. Indick, age 48, was elected to the Board on May 9, 2006.  Mr. Indick is a co-founder of Prides Capital Partners, LLC, an investment firm specializing in strategic block, activist investing in the small- and micro-cap arena.  Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Prior to joining Blum Capital, Mr. Indick was a partner in the Washington, D.C., office of Dechert Price & Rhoads.  Mr. Indick also serves on the Board of Directors of QC Holdings, Inc.  Mr. Indick practiced law for 10 years with Wilmer, Cutler & Pickering in Washington, D.C.  Mr. Indick earned a B.A. from the University of Pennsylvania and a J.D. from the Georgetown University Law Center.

John R. Laird, age 65, has been a director of the Company since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer.  Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

Howard F. Sommer, age 67, has been a director of the Company since January 1999.  Mr. Sommer is currently Chief Administrative Officer and Chief Financial Officer of Circa Inc., a nationally-based buyer of pre-owned jewelry.  Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005.  Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971.  Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994.  He received a B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

1

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

Lee A. Forlenza, age 48, currently is the Senior Vice President of Ameritrans and Elk.  He has been a Vice President of Ameritrans since its formation and a Vice President of Elk since March 1992.  Until December 21, 2005, Mr. Forlenza served as a director of both Ameritrans and Elk. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and shareholder in the law firm of Granoff, Walker & Forlenza, P.C.  Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

Silvia Maria Mullens, age 56, has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Effective January 1, 2007, Ms. Mullens was named Senior Vice President of Ameritrans and Elk. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

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

Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that as of June 30, 2007, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act.

1

COMMITTEES OF THE AMERITRANS BOARD

Ameritrans has a standing Audit Committee, a standing 1999 Employee Plan Committee and a Compensation Committee.

The Audit Committee is presently comprised of John R. Laird, Howard Sommer and Wesley Finch.  The function of the Audit Committee is to review our internal accounting control procedures, review our consolidated financial statements, and review with the independent public accountants the results of their audit. The Audit Committee held four (4) meetings during fiscal year 2007. The Audit Committee's financial expert and Chairman is John R. Laird.  The members of the Audit Committee have adopted a formal written charter which they will review and assess the adequacy of on an annual basis.  The Charter and any changes or updates thereto will also be posted on the Company's internet website at http://www.ameritranscapital.com.

The 1999 Employee Plan Committee administers our 1999 Employee Plan. The committee is comprised of John R. Laird, Steven Etra and Ivan Wolpert. See "Stock Option Plans" below.

The Compensation Committee reviews the Company's employment and compensation agreements with its employees. The committee is comprised of John R. Laird, Steven Era and Ivan Wolpert.  Mr. Laird serves as the Chairman of the Compensation Committee.

The Board of Directors held three (3) formal meetings during fiscal 2007. All of the Company's directors attended each of the meetings of the Board, except that one (1) director missed two (2) meetings and one (1) director missed one (1) meeting.

Ameritrans does not have a standing nomination committee.  In accordance with NASD rule 4350(4), nominees to the Board are recommended by at least a majority of the Independent Directors (as defined in NASD rule 4200) of the Company.  The Independent Directors of Ameritrans are Steven Etra, Wesley Finch, John R. Laird, Howard Sommer, and Ivan Wolpert (the "Independent Directors").  These Independent Directors consider individuals for nomination who are recommended to them by various persons.  The Independent Directors then consider who, among the nominees, will bring the most experience and creativity to Ameritrans.  The Independent Directors then vote on which nominee or nominees they will recommend to the Board.  A nominee will only be recommended to the Board upon receipt of at least a majority vote by the Independent Directors.  After the Board receives these recommendations, the Board, by a majority vote, selects the nominee to either fill the vacancy or to stand for election at the next shareholders meeting.

Code of Ethics of the Company

Information regarding the Company's code of Ethics, as amended is set forth in Item 13.

1

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all remuneration for services rendered to the Company to each of the executive officers during the fiscal year ended June 30, 2007.  No non-employee director received compensation in excess of $60,000 during that period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(A) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	(B) All Other Compensation ($)	Total ($)
Gary C. Granoff Chairman, Chief Executive Officer, Chief Financial Officer, and Director	2007	348,900	15,000	-	-	-	-	33,930	397,830 (C)
	2006	336,500	15,000	-	11,481	-	-	32,625	395,606 (C)
	2005	321,500	15,000	-	18,023	-	-	32,625	387,148 (C)
Michael Feinsod[2] President and Director	2007	200,031	8,917	-	24,000	-	-		232,948
	2006	-	-	-	-	-	-
	2005	-	-	-	-	-	-
Ellen M. Walker Executive Vice President and Director	2007	140,525	10,000	-	-	-	-	21,087	171,612
	2006	132,975		-	6,250	-	-	19,946	159,171
	2005	127,447		-	7,600	-	-	19,628	154,675
Lee A. Forlenza Senior Vice President and Director	2007	87,800	10,000	-		-	-	14,695	112,495
	2006	82,472	10,000	-	5,469	-	-	13,871	111,812
	2005	79,300	10,000	-	6,650	-	-	13,395	109,345
Steven Etra[3] Vice President and Director	2007	136,000	20,000	-	-	-	-	23,400	179,400
	2006	78,000	-	-	5,469	-	-	11,700	95,169
	2005	78,000	-	-	6,650	-	-	11,700	96,350
Silvia Mullens Senior Vice President	2007	117,486	20,000	-	-	-	-	20,883	158,369
	2006	110,428	17,500	-	4,188	-	-	19,189	151,305
	2005	106,180	20,000	-	5,092	-	-	18,927	150,199
Margaret Chance Vice President and Secretary	2007	93,263	20,000	-	-	-	-	17,248	130,511
	2006	86,828	17,500	-	4,188	-	-	15,649	124,165
	2005	83,520	15,000	-	5,092	-	-	14,768	118,380

•

Officers' salaries constitute a major portion of Elk's total "management expenses," which must be approved by the SBA.  The SBA has approved total officer and employee compensation and management expenses of Elk in the amounts paid through fiscal 2004.  The Company has submitted information to SBA seeking approval for the amount of management expenses paid in fiscal 2005, 2006, and 2007, which is presently being reviewed by SBA.  As the total compensation and amount of management expenses requested to be approved during fiscal 2005, 2006, and 2007 are less than the total amount approved by SBA for 2004, the Company believes that it will obtain SBA approval for the amount of management expenses paid to date and for the ceiling requested for fiscal year ending June 30, 2007.  This amount includes officers' salaries, other salaries, employee benefits, insurance, and other management expenses.

(A)

Grants of stock options received during the fiscal year.

(B)

Amounts received under Simplified Employee Pension Plan.

(C)

Does not include approximately $40,000 of reimbursable expenses.  No other executive officer received compensation that would be required to be disclosed in the above table as "Other Annual Compensation."

The following table sets forth certain information regarding compensation paid to directors during the last completed fiscal year.

1

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Paul Creditor	1,000	-	-	-	-	-	1,000
Michael Feinsod(A)	2,000	-	-	-	-	-	2,000
Wesley Finch	9,000	-	-	-	-	-	9,000
Murray A. Indick	5,000	-	-	-	-	-	5,000
Allen Kaplan	4,000	-	-	-	-	-	4,000
John R. Laird	10,200	-	-	-	-	-	10,200
Howard F. Sommer	9,000	-	-	-	-	-	9,000
Heidi Sorvino	5,000	-	-	-	-	-	5,000
Ivan Wolpert	6,000	-	-	-	-	-	6,000
Steven Etra(B)	1,000	-	-	-	-	-	1,000

(A)

Mr. Feinsod served on the Board of Directors prior to becoming an employee of the Company.  This compensation reflects payment to Mr. Feinsod for his attendance at two Board meetings prior to his employment with the Company.

(B)

Mr. Etra's employment with the Company terminated on May 18, 2007.  This compensation reflects payment to Mr. Etra for attendance at one Board meeting following his termination as an employee.

Grants of Plan-Based Award Table

The following table sets forth certain information with respect to grants of plan-based awards during the year ended June 30, 2007 to members of the Board of Directors and executive officers.  The exercise price of these options is equal to the closing price of the Company's Common Stock on the date of grant, as reported by the NASDAQ Capital Market.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Equity Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Ivan Wolpert	12/22/2006	-	-	-	-	-	-	-	9,433	5.30	11,320
Michael Feinsod	11/27/2006	-	-	-	-	-	-	-	80,000	5.28	96,000
Murray A. Indick	5/9/2007	-	-	-	-	-	-	-	10,141	4.93	11,155

Outstanding Equity Awards at June 30, 2007

The following table sets forth certain information regarding the total number and aggregate value of stock options held by members of the Board of Directors and executive officers at June 30, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Gary C. Granoff	13,350	-	-	4.95	10/29/2009	-	-	-	-
Gary C. Granoff	13,350	-	-	6.12	12/28/2010	-	-	-	-
Ellen M. Walker	5,000	-	-	4.50	10/29/2009	-	-	-	-
Ellen M. Walker	5,000	-	-	5.56	12/28/2010	-	-	-	-
Lee A. Forlenza	4,375	-	-	4.50	10/29/2009	-	-	-	-
Lee A. Forlenza	4,375	-	-	5.56	12/28/2010	-	-	-	-
Steven Etra	4,375	-	-	4.50	10/29/2009	-	-	-	-
Steven Etra	4,375	-	-	5.56	12/28/2010	-	-	-	-
Silvia Mullens	3,350	-	-	4.50	10/29/2009	-	-	-	-
Silvia Mullens	3,350	-	-	5.56	12/28/2010	-	-	-	-
Margaret Chance	3,350	-	-	4.50	10/29/2009	-	-	-	-
Margaret Chance	3,350	-	-	5.56	12/28/2010	-	-	-	-
Michael R. Feinsod	20,000	60,000	-	5.28	varies based on vesting thru 11/27/2014	-	-	-	-
Wesley Finch	10,917	-	-	4.58	9/26/2008	-	-	-	-
Ivan Wolpert	-	9,433	-	5.30	12/22/2011	-	-	-	-
John R. Laird	8,000	-	-	6.25	1/12/2010	-	-	-	-
Howard F. Sommer	8,000	-	-	6.25	1/12/2010	-	-	-	-
Murray A. Indick	-	10,141	-	4.93	5/9/2012	-	-	-	-

1

Report of the Board of Directors as to Compensation Matters

Special Compensation Plans Available to Management

Ameritrans and Elk have a policy of paying their directors who are not employees fees for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee are paid $1,000 for each meeting, and the head of the Audit Committee receives $1,250 for each meeting.  Fees and expenses paid to non-employee directors were, in the aggregate, $46,750 for the year ended June 30, 2006, and $52,200 for the year ended June 30, 2007.

Compensation Matters

The objectives of Ameritrans' executive compensation program are to establish compensation levels designed to enable Ameritrans to attract, retain and reward executive officers who contribute to the long-term success of Ameritrans so as to enhance shareholder value. The Board of Directors makes decisions each year regarding executive compensation, including annual base salaries and bonus awards, and the 1999 Employee Plan Committee, consisting of non-interested directors, will make decisions each year regarding stock option grants. Option grants are key components of the executive compensation program and are intended to provide executives with an equity interest in Ameritrans so as to link a meaningful portion of the compensation of Ameritrans' executives with the performance of Ameritrans' Common Stock.

Compensation Philosophy

Ameritrans' executive compensation philosophy is based on the belief that competitive compensation is essential to attract, motivate and retain highly qualified and industrious employees. Ameritrans' policy is to provide total compensation that is competitive for comparable work and comparable corporate performance. The compensation program includes both motivational and retention-related compensation components. Bonuses may be included to encourage effective performance relative to current plans and objectives. Stock options are included to help retain productive people and to more closely align their interest with those of shareholders.

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

1

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with six (6) of our employees, as described below:

Gary Granoff.  The Company entered into an amended and restated employment agreement with Gary Granoff dated as of September 20, 2007.  Pursuant to the agreement, which shall continue until June 30, 2011, Mr. Granoff will receive an initial annual base salary of $372,800 which includes the annual minimum bonus equal to at least $15,000.  Commencing July 1, 2008, The Company shall pay to Mr. Granoff a base salary equal to $376,275 for the first employment year, $391,325 for the second employment year, and $406,975 for the third employment year.  Mr. Granoff will also receive an annual minimum bonus of not less than $15,000 per year.  During and after the contract term, Mr. Granoff will be subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.  Mr. Granoff is also entitled to receive stock options as determined by the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee.  Upon termination or non-renewal of Mr. Granoff’s employment with the Company, a two year consulting agreement between the Company and Mr. Granoff will automatically take effect, whereby Mr. Granoff will maintain full medical benefits, SEI IRA contributions and will be paid one half of his then current salary with the Company as well as one-half of his expenses, allowance and other benefits.

Ellen Walker.  The Company entered into an amended and restated employment agreement dated February 21, 2006, with Ellen Walker which replaced the employment agreement between the Company and Ms. Walker dated October 1, 2001.  The agreement automatically renews for an additional five (5) year term on July 1, 2011, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that Ms. Walker be paid an annual base salary which was $140,525, and increased five percent (5%) each year the agreement is in effect.  The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company's performance.  The agreement provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement) she is entitled to a lump-sum payment equal to her salary, as in effect at the time of termination, multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

Michael Feinsod.  On November 27, 2006 the Company appointed Michael Feinsod as President of Ameritrans and subject to SBA approval, Senior Vice President of Elk.  On February 9, 2007, the Board of Directors of the Company, upon the recommendation of the Compensation Committee entered into an employment agreement with Mr. Feinsod (the "Feinsod Agreement").  Pursuant to the terms of the Feinsod Agreement, each party will have the right to terminate the agreement on or before May 31, 2008, if certain performance criteria have not been met (the "Initial Employment Period").  Upon the expiration of the Initial Employment Period, if certain thresholds are met, the Initial Employment Period shall be extended until May 31, 2009, (the "Extended Employment Period").  Unless notice of non-renewal is given by either party at least three (3) months prior to the expiration of the Extended Employment Period the term of the Feinsod Agreement shall be extended for an additional one (1) year period beyond the end of the Extended Employment Period.

The Feinsod Agreement provides that Mr. Feinsod will be paid an annual base salary of $336,500 for the first employment year, $348,900 for the second employment year, and at the rate of $361,800 for the third employment year with a guaranteed annual bonus equal to at least $15,000 for each employment year.  Mr. Feinsod will also be entitled to receive up to an annual aggregate of $32,500 allocated as he shall determine in his sole discretion for certain expenses including, but not limited to reimbursement for the certain expenses as set forth in the Feinsod Agreement.  In addition, the Company shall pay Mr. Feinsod's annual family medical health insurance premiums under the Company's current plan up to $20,000, plus any increases that may arise in future years.  Additionally, Mr. Feinsod will be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The Feinsod Agreement also provides for compensation to Mr. Feinsod if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  Additionally, on November 27, 2006, the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of common stock of the Company excisable at $5.28 per Share.  So long as Mr. Feinsod continues to be employed by the Company, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.

Silvia M. Mullens.  The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Silvia Mullens which, effective as of January 1, 2007, replaces the employment agreement between the Company and Ms. Mullens dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Mullens shall assume the role and have the title of Senior Vice President, and be paid an annual base salary of $122,678 which increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Ms. Mullens will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Mullens shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

Margaret Chance. The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Margaret Chance, the Company's Vice President and Secretary, which, effective as of January 1, 2007, replaced the employment agreement between the Company and Ms. Chance dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Chance be paid an annual base salary of $97,740 which increases four percent (4%) each year while the agreement is in effect.  The agreement also provides that Ms. Chance will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Chance shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

Lee Forlenza.  The Company entered into an amended and restated employment agreement with Lee Forlenza for a five (5) year term commencing as of July 1, 2006, which replaced the employment agreements between the Company and Mr. Forlenza dated July 1, 2003 and October 1, 2001.  The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal prior to the expiration of the initial term.  The agreement provides that Mr. Forlenza is paid an annual salary, of $87,800 for the twelve months ending July 1, 2007, and increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Mr. Forlenza will be paid a yearly bonus based on his and the Company's performance, the amount of which is determined by the Board of Directors but which may not be less than $10,000 for the first five (5) years of the employment agreement.  If the employment agreement is renewed, any bonus after the initial term will be paid solely in the discretion of the Board.  The agreement provides for compensation to Mr. Forlenza if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  If Mr. Forlenza terminates the employment agreement for good reason (as defined in the agreement, he is entitled to a lump-sum payment equal to the sum of his salary, as in effect at the time of termination, and an amount equal to his salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater.  The agreement also provides for confidentiality and for non-competition, and for non-solicitation during the term of the agreement and for one (1) year thereafter.

1

STOCK OPTION PLANS

Stock Option Plans

The descriptions of the 1999 Employee Plan and the Director Plan set forth below are qualified in their entirety by reference to the text of the plans.

An employee stock option plan (the "1999 Employee Plan") was adopted by the Ameritrans Board of Directors, including a majority of the non-interested directors, and approved by a shareholder vote, in order to link the personal interests of key employees to our long-term financial success and the growth of shareholder value.  An amendment to the 1999 Employee Plan was approved by the shareholders on June 19, 2007 .  The amendment increased the number of shares reserved under the plan from 200,000 to 300,000 shares.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees.  By adopting the 1999 Employee Plan, the Board believes that we will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills our success in large measure depends.  On November 27, 2006 the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of common stock of the Company excisable at $5.28 per Share.  So long as Mr. Feinsod continues to be employed by the Company, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.  As of June 30, 2007, options to purchase an aggregate of 147,600 shares of Common Stock were outstanding, and 152,400 shares of Common Stock were available for future award under the 1999 Employee Plan.

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

NON-EMPLOYEE DIRECTOR PLAN

A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board of Directors and approved by a shareholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of shareholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Directors of Elk and approved by its shareholders in September 1998 (the "Elk Director Plan").  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board of Directors on November 14, 2001 and approved by the shareholders at the Annual Meeting on January 18, 2002.  The amendment is still subject to the approval of the Securities and Exchange Commission.  The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board of Directors.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of September 14, 2007, options to purchase an aggregate of 46,491 shares were issues with 26,917 fully vested.  On December 22, 2006 the Company granted a member of the Board of Directors, options to purchase up to 9,433 shares of Common Stock.  These options vest on December 22, 2007 and are exercisable for five (5) years from the grant date at an exercise price of $5.30 per Share. The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.    Mr. Etra's employment with the Company was terminated on May 18, 2007.  Pursuant to the terms of the 1999 Employee Plan, Mr. Etra had ninety (90) days from the date of termination of employment with the Company to exercise 8,750 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.  On August 16, 2007, Mr. Etra exercised 4,375 options at a purchase price of $4.50 per share.  The remaining 4,375 options terminated, unexercised.  On June 19, 2007, 10,020 options were cancelled because a Director resigned from the Board and opted not to exercise his options.

SIMPLIFIED EMPLOYEE PENSION PLAN

In 1996, Elk adopted a simplified employee pension plan covering, at present, all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors.  During the fiscal year ended June 30, 2007 contributions amounted to $159,117.

Gary C. Granoff's Fiscal 2007 Compensation

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

1

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 17, 2007, there were 3,405,5834 shares of the Company's Common Stock, $.0001 par value ("Shares"), and 300,000 shares of 9 3/8 Participating Preferred Stock ("Participating Preferred Stock") outstanding.  The following table sets forth certain information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock as of September 17, 2007, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group.  Except as set forth below, the address of each person listed below is the address of Ameritrans.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED	PERCENTAGE OF(A) OUTSTANDING COMMON STOCK OWNED	NUMBER OF SHARES OF PARTICIPATING PREFERRED STOCK OWNED	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED
*Gary C. Granoff	362,225 (1)	10.60%	7,038(a)	2.35%
*Ellen M. Walker	24,574 (2)	**	**	**
*Lee A. Forlenza	47,198 (3)	1.41%	1,000	**
Steven Etra	169,744 (4)	5.00%	**	**
John R. Laird	8,100 (5)	**	**	**
Howard F. Sommer	8,000 (6)	**	163	**
Wesley Finch	30,788 (7)	**	10,000	3.33%
Infinity Capital Partners, L.P. 767 Third Avenue, 16th Floor New York, New York 10017	214,103(8)	6.30%	**	**
*Michael Feinsod	32,500 (9)	**	**	**
*Margaret Chance	10,370 (10)	**	220(b)	**
*Silvia Mullens	6,700 (11)	**	**	**
Mitchell Partners L.P. 3187-D Airway Avenue Costa Mesa, CA 92626	289,210 (12)	8.50%	21,900	7.3%
Performance Capital, L.P. 605 Third Avenue, 19th Floor New York, NY 10158	336,375 (13)	9.90%	**	**
Prides Capital Partners, LLC 200 High Street, Suite 700 Boston, MA 02110	1,068,375 (14)	31.40%	**	**
*Murray Indick 200 High Street, Suite 700 Boston, MA 02110	0 (15)	**	**	**
Ivan Wolpert 19 Fulton Street, Suite 301 New York, NY 10038	20,616 (16)	**	**	**
All Officers and Directors, as a group (13 persons)***	720,815	21.20%	18,421	6.10%

(A)

Ownership percentages are based on 3,405,583 Shares of common stock outstanding as of September 17, 2007. Under the rules of the SEC, shares of common stock that an individual has a right to acquire within 60 days from September 17, 2007, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage of ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

*

Gary C. Granoff, Ellen M. Walker, Michael Feinsod, Murray Indick (directors) and Margaret Chance, Silvia Mullens, and Lee Forlenza (officers), are each "interested persons" with respect to Ameritrans, as such term is defined in the 1940 Act.

**

Less than 1%.

***

All Officers and Directors: Gary C. Granoff, Ellen M. Walker, Steven Etra, Margaret Chance, Silvia Mullens, Lee Forlenza, Michael Feinsod, Murray Indick, John R. Laird, Howard F. Sommer, Wesley Finch, and Ivan Wolpert.

(1)

Includes (i) 153,180 Shares owned directly by Mr. Granoff; (ii) 16,900 Shares owned by The Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his mother and brother are trustees; (iii) 261 Shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iv) 78,584 Shares owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (v) 12,000 Shares owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (vi) 67,100 Shares, and 2,500 Shares issuable upon the exercise of five (5) year warrants granted pursuant to the Company's July 29, 2005 Offering of Common Stock and Warrants (the "Private Offering Warrants") held by Mr. Granoff in various IRA or pension accounts, (vii) 6,000 Shares held in an irrevocable qualified subchapter s trust for the benefit of Mr. Granoff's son whereby Mr. Granoff is the trustee, and (viii) 26,700 Shares issuable upon exercise of five-year options granted under the 1999 Employee Plan.  Excludes (A) 12,937 Shares owned directly by Leslie Granoff, Mr. Granoff's wife, of which Shares he disclaims beneficial ownership; and (B) 47,855 Shares held by JR Realty Corp., a company owned in part and controlled in part by Mr. Granoff's wife, for which company Mr. Granoff serves as Treasurer.

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

(i)

Includes (i) 14,374 Shares held directly by Ms. Walker, (ii) 200 Shares held by Ms. Walker as custodian for her son, and (iii) 10,000 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.

(3)

Includes (i) 35,218 Shares held directly by Mr. Forlenza, (ii) 3,230 Shares held for the benefit of Mr. Forlenza's IRA, and (iii) 8,750 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.

(4)

Includes (i) 57,732 Shares held directly by Mr. Etra; (ii) 29,022 Shares owned jointly by Mr. Etra and his wife; (iii) 27,000 Shares held by Mr. Etra's wife; (iv) 35,990 Shares held by Fiserv Securities Inc. for the benefit of Mr. Etra's IRA; (v) 10,000 Shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, and (vi) 10,000 Shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee.

(5)

Includes 100 Shares owned directly by Mr. Laird and 8,000 Shares issuable upon exercise of five-year options granted under the Director Plan.

(6)

8,000 Shares issuable upon exercise of five-year options granted under the Director Plan.

(7)

Includes (i) 19,871 Shares owned directly by Mr. Finch; and (ii) 10,917 Shares issuable upon exercise of five-year options granted under the Director Plan.  Excludes (A) 6,000 Shares owned directly by Mr. Finch's wife as to which he disclaims beneficial ownership and (B) 26,300 Shares held by the Tudor Trust, a grantor trust, of which Mr. Finch is the grantor, Mr. Finch's wife and their two children are the beneficiaries, and Mr. Finch's wife is one of the two trustees.  Mr. Finch disclaims beneficial ownership of the trust's 26,300 Shares.

(8)

214,103 Shares held by Infinity Capital Partners, L.P.

(9)

Includes (1) 20,000 Shares issuable upon the exercise of five-year options granted pursuant to the 1999 Employee Plan, (2) 10,000 Shares held by Shoulda Partners, L.P., and (3) 2,500 Shares issuable to Shoulda Partners upon the exercise of the Private Offering Warrants.  Excludes (1) 60,000 Shares issuable upon the exercise of five year options granted pursuant to the 1999 Employee Plan.  Such options have not yet vested as they vest over the next three years, in equal installments, and (2) 214,103 Shares held by Infinity Capital Partners, L.P.  Because Mr. Feinsod is a controlling person of Infinity Capital Partners L.P. and a general partner of Shoulda Partners, L.P., he may also be deemed to be a beneficial owner of securities held by Infinity Capital Partners L.P. and Shoulda Partners, L.P.  Mr. Feinsod disclaims beneficial ownership of the Shares except to the extent of his pecuniary interest therein.

(10)

Includes (i) 1,200 Shares owned directly by Ms. Chance, (ii) 200 Shares held by Ms. Chance as custodian for her daughter, Alexis Chance, (iii) 50 Shares held directly by her daughter, Alexis Chance, (iv) 2,220 Shares held by Ms. Chance in various IRA or pension accounts, and (v) 6,700 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.

(b)

Participating Preferred Stock held in a pension account.

(11)

6,700 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.

(12)

Includes 274,210 Shares owned directly by Mitchell Partners L.P. and 15,000 Shares issuable to Mitchell Partners upon the exercise of the Private Offering Warrants.

(13)

Includes (i) 188,210 Shares owned directly by Performance Capital, L.P., (ii) 47,053 Shares issuable to Performance Capital, L.P. upon the exercise of the Private Offering Warrants, (iii) 80,890 Shares held by Performance Capital II, L.P., and (iv) 20,222 Shares issuable to Performance Capital II, L.P. upon the exercise of the Private Offering Warrants.

(14)

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

(15)

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

(16)

Mr. Wolpert is a principal of Belle Harbour Capital, L.L.C.  Includes (i) 4,774 Shares owned directly by Mr. Wolpert, (ii) 1,068 Shares issuable to Mr. Wolpert upon the exercise of the Private Offering Warrants, (iii) 9,433 Shares issuable upon the exercise of five – year options granted under the Director Plan, (iv) 4,273 Shares held by Belle Harbour Capital, L.L.C., and (v) 1,068 Shares issuable to Belle Harbour Capital, L.L.C. upon the exercise of the Private Offering Warrants.  Mr. Wolpert disclaims beneficial ownership of the Shares held by Belle Harbour Capital, L.L.C., except to the extent of his pecuniary interest therein.

Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective Shares.

For as long as certain persons listed above hold five percent (5%) or more of the Company's outstanding Common Stock, they will be deemed "affiliated persons" of the Company, as such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("GWF") whose stockholders are officers and directors of the Company. The Company paid GWF approximately $106,000 in fees during the fiscal year ended June 30, 2007.  The Company generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by the Company for loan closing services.

On July 1, 2001 the Company entered into a sublease agreement with the law firm owned by the President and other officers and directors of the Company.  This sublease, as amended, expires April 2014.  Starting in February 2007 the Company increased the amount of space it was utilizing and as a result, the Company's rent share is currently $11,934 per month and subject to annual increases as per the master lease agreement between the landlord and the law firm of Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company.  As a result of the increased use of office space, the Company is presently utilizing 48% of the rented space and therefore committed to the minimum 48% utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the law firm In the event that more space is utilized, the percentage of the total rent shall be increased accordingly.  Until the Company utilizes the additional space, the law firm sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the law firm for the rent applicable to such vacant space.  During the year ended June 30, 2007 no amounts were paid relating to this space.  Rent expense under the lease amounted to $123,262 for the year ended June 30, 2007.

In addition, the Company was also obligated to pay for its share of overhead expense as noted in the above lease agreement.  Under the agreement which expired April 30, 2005, minimum overhead cost payments were $7,333 per month.  Under the extended lease agreement, the minimum amount was adjusted to $3,000 a month, and the Company is also required to reimburse the affiliated entity for certain office and salary costs.  During January 2007 the overhead cost payments increased to $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $62,142 for the year ended June 30, 2007.

Effective July 1, 2003, the Company entered into a ten-year sublease for additional office and storage space, as part of the Company's disaster recovery plan, with another entity in which an officer and director of the Company has a financial interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice.  Rent expense under the lease amounted to $46,792 for the year ended June 30, 2007.

CONFLICTS OF INTEREST POLICIES AND CODE OF ETHICS

The Boards of Directors of Ameritrans and Elk have adopted policies governing potential conflicts of interest between the companies and their directors and officers. Together, these policies comprise our "Code of Ethics" as required under the 1940 Act.

[These policies generally provide that no officer, director or employee of the respective company will make any loan which might be deemed to be appropriate for that company, unless and until such transaction is first approved by a majority of the directors of that company who are not "interested persons" of that company within the meaning of the 1940 Act and who have no financial or other material interest in the transaction.] A loan would not be deemed to be appropriate for Elk if in any manner such loan (or investment) would in any way violate SBA Regulations in effect at the time of making such loan or investment. In reviewing any such transaction, the directors will examine, among other factors, whether the transaction would deprive the company of an opportunity or whether it would otherwise conflict with our best interests and those of our stockholders. A complete record of any such review and the results of the review will be maintained by the respective company as part of its permanent records.

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

Ameritrans has directors' and officers' liability insurance..

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services provided by Rosen Seymour Shapss Martin & Company LLP, the Company's independent public accountants, are as follows:

1

AUDIT FEES

Fees for audit services billed in fiscal 2007 and 2006 were $176,950 and $159,950, respectively and consist of the annual audit of the Company's consolidated financial statements and interim reviews of the quarterly consolidated financial statements.  Also included are services in connection with SEC registration statement and stand-alone financial statements of Elk Associates Funding Corporation.

AUDIT-RELATED FEES

There were no fees for audit related services by the Company's independent registered accountants for the years ended June 30, 2007 and 2006.

TAX FEES

There were no fees for professional services by the Company's independent registered accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2007 and 2006.

ALL OTHER FEES

There were no fees for services provided by the by the Company's independent registered accountants other than the services rendered in the above paragraphs, for the years ended June 30, 2007 and 2006.

1

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

1

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower.  Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this form 10-K should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that Ameritrans files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Ameritrans.

1

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

b)

REPORTS ON FORM 8-K

On September 20, 2007, the Company filed a current report on Form 8-K reporting under Items 1.01 and 5.02 that the Company entered into a definitive material agreement and compensatory arrangement with an officer. (12)

On September 17, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the first quarter of 2008. (12)

On June 19, 2007, the Company filed a current report on Form 8-K reporting under Items 8.01, 2.02 and 5.03 that the Company issued a press release announcing the results of a vote at the Annual Meeting of Shareholders held on June 19, 2007 (12)

On May 21, 2007, the Company filed a current report on Form 8-K reporting under Item 5.02  that the Company issued a press release announcing the termination of an officer of the Company. (12)

On May 15, 2007, the Company filed a current report on Form 8-K reporting under Items 2.02, 8.01 and 9,01 that the Company issued a press release announcing the Company's results for the third quarter of Fiscal year 2007.

On April 19, 2007, the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the execution of a definitive employment agreement with Michael Feinsod and the expiration of the Public Warrants. (12)

On March 20, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the third quarter of 2007. (12)

On February 15, 2007, the Company filed a current report on Form 8-K reporting under Items 5.02, 5.03 and 8.01 that the Company issued a press release announcing the Company's results for the second quarter of fiscal year 2007.  (12)

On December 19, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the second quarter of 2007.  (12)

On November 20, 2006, the Company filed a current report on Form 8-K reporting under Item 5.02 that the Company issued a press release announcing the appointment of Michael Feinsod as President of Ameritrans. (12)

On November 14, 2006, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing Company's results for the first quarter 2007.  (12)

On September 29, 2006, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing Company's annual results for 2006.  (12)

On September 19, 2006, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the first quarter of 2007.  (12)

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

1

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

1

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

10.26

Amended and Restated Employment Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff.  (31)

10.27

Amended and Restated Consulting Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (31)

10.28

Employment Agreement dated as of November 27, 2006 between Ameritrans and Michael Feinsod.(32)

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

Ameritrans Audit Committee Charter (32)

99.2

Ameritrans Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006. (29)

1

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

(10)

Incorporated by reference from the Registrant's 10-K (File No. 811-08847) filed September 28, 2004.

(11)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on September 20, 2005.

(12)

Incorporated by reference from the Registrant's Current Report on form 8-K (File No. 811-08847) filed on the date indicated therein.

(29)

Incorporated by reference from the Registrant's N-2 (File No. 333-132438) filed on March 15, 2006.

(30)

Incorporated by reference from the Registrant's 10-K (File No. 811-08847) filed September 28, 2006

(31)

Incorporated by reference from the Registrant's 8-k (File No. 811-08847) filed September 20, 2007.

(32)

Incorporated by reference from the Registrant's 10-Q (File No. 811-08847) filed February 14, 2007.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2007.

AMERITRANS CAPITAL CORPORATION

By: /s/ Gary C. Granoff ----------------------------------- Gary C. Granoff Chief Executive Officer Chief Financial Officer

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

/s/ Gary C. Granoff

Chairman of the Board of Directors,

September 28, 2007

-----------------------

Chief Executive Officer and

Gary C. Granoff

Chief Financial Officer

/s/ Michael Feinsod

President and Director

September 28, 2007

-----------------------

Michael Feinsod

/s/ Ellen M. Walker

Executive Vice President and Director

September 28, 2007

-----------------------

Ellen M. Walker

/s/ Murray A. Indick

Director

September 28, 2007

-----------------------

Murray Indick

/s/ Steven Etra

Director

September 28, 2007

-----------------------

Steven Etra

/s/ John R. Laird

Director

September 28, 2007

-----------------------

John R. Laird

/s/ Howard F. Sommer

Director

September 28, 2007

-----------------------

Howard F. Sommer

/s/ Wesley Finch

Director

September 28, 2007

-----------------------

Wesley Finch

/s/ Ivan Wolpert

Director

September 28, 2007

-----------------------

Ivan Wolpert

1

F-51

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONTENTS

June 30, 2007, 2006 and 2005

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP

F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets at June 30, 2007 and 2006

F-3 – F-4

Statements of Operations for the Years Ended
June 30, 2007, 2006 and 2005

F-5

Statements of Comprehensive Income (Loss) for the Years Ended
June 30, 2007, 2006 and 2005

F-6

Statements of Stockholders' Equity for the Years Ended
June 30, 2007, 2006 and 2005

F-7

Statements of Cash Flows for the Years Ended

June 30, 2007, 2006 and 2005

F-8 – F-9

Notes to Consolidated Financial Statements

F-10 – F-36

Schedule of Loans as of June 30, 2007

F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Ameritrans Capital Corporation and Subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007, and the schedule of loans as of June 30, 2007.  These consolidated financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1, the consolidated financial statements include loans valued at $57,406,946 and $49,565,230 as of June 30, 2007 and 2006, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values.  We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate.  However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

September 28, 2007

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and 2006

	2007	2006

Assets (Note 9)

Loans receivable	$ 57,693,496	$ 49,855,530
Less unrealized depreciation on loans receivable	(286,550)	(290,300)
Loans receivable, net	57,406,946	49,565,230

Cash and cash equivalents	251,394	846,623
Accrued interest receivable, net of unrealized depreciation of $51,500 and $31,500, respectively	596,553	662,846
Assets acquired in satisfaction of loans	56,030	288,251
Receivables from debtors on sales of assets acquired in satisfaction of loan	225,625	482,525
Equity investments	2,837,719	1,782,924
Investment in life settlement contracts	1,910,077	-
Medallions under lease	-	1,706,901
Furniture, equipment and leasehold improvements, net	183,043	244,340
Prepaid expenses and other assets	477,496	439,171

Total assets	$ 63,944,883	$ 56,018,811

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

June 30, 2007 and 2006

	2007	2006

Liabilities and Stockholders' Equity

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, banks	29,332,500	20,927,500
Note payable, other	150,000	-
Accrued expenses and other liabilities	431,577	880,203
Accrued interest payable	301,591	367,465
Dividends payable	84,375	84,375

Total liabilities	42,300,043	34,259,543

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 50,000,000 and 5,000,000 shares authorized, respectively; 3,401,208 shares issued and 3,391,208 shares outstanding	340	340
Deferred compensation (Note 18)	(94,475)	-
Stock options outstanding (Note 18)	118,475	-
Additional paid-in capital	21,119,817	21,119,817
Accumulated deficit	(2,987,539)	(2,683,314)
Accumulated other comprehensive loss	(41,778)	(207,575)
Total	21,714,840	21,829,268
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders' equity	21,644,840	21,759,268

Total liabilities and stockholders' equity	$ 63,944,883	$ 56,018,811

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Investment income:
Interest on loans receivable	$ 5,279,487	$ 4,681,558	$ 4,771,954
Gain (loss) on equity securities, net (Note 4)	-	(61,660)	688,874
Equity in loss of investee	(145,307)	-	(4,021)
Gain on sale of medallions and automobile	513,207	-	-
Fees and other income	582,117	436,535	459,598
Leasing income	76,383	172,749	211,640
Total investment income, net	6,305,887	5,229,182	6,128,045
Operating expenses:
Interest	2,178,992	2,122,815	1,837,633
Salaries and employee benefits	1,523,663	1,156,308	1,128,963
Occupancy costs	232,195	189,505	188,466
Professional fees	825,023	478,050	675,399
Other administrative expenses	1,278,680	1,076,423	1,162,517
Loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net	54,339	87,985	198,177
Foreclosure expenses, net	663	(8,716)	87,695
Write off and depreciation on interest and loans receivable	176,805	335,466	728,710
Total operating expenses	6,270,360	5,437,836	6,007,560
Operating income (loss) before income taxes	35,527	(208,654)	120,485
Income taxes	2,252	10,026	7,711
Net income (loss)	33,275	(218,680)	112,774
Dividends on preferred stock	(337,500)	(337,500)	(337,500)
Net loss available to common shareholders	$ (304,225)	$ (556,180)	$ (224,726)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,391,208	2,653,898	2,035,600

Net Loss Per Common Share:
Basic and diluted	$ (0.09)	$ (0.21)	$ (0.11)

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005

Net income (loss)	$ 33,275	$ (218,680)	$ 112,774

Other comprehensive income (loss):
Unrealized gain (loss) on equity securities arising during the period	165,797	(105,300)	46,583
Reclassification adjustment for loss included in net income (loss)	-	-	100,025

Total comprehensive income (loss)	$ 199,072	$ (323,980)	$ 259,382

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 30, 2007, 2006 and 2005

	Common Stock	9-3/8% Cumulative Participating Redeemable Preferred Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Stock Options Outstanding	Total
Balance—June 30, 2004	$ 205	$ 3,600,000	$ 13,869,545	$ (70,000)	$ (1,902,408)	$ (248,883)	$ -	$ -	$ 15,248,459
Dividends declared on preferred stock	-	-	-	-	(337,500)	-	-	-	(337,500)
Net income	-	-	-	-	112,774	-	-	-	112,774
Unrealized gain on equity securities	-	-	-	-	-	46,583	-	-	46,583
Reclassification adjustment for loss included in net income	-	-	-	-	-	100,025	-	-	100,025
Balance—June 30, 200 5	205	3,600,000	13,869,545	(70,000)	(2,127,134)	(102,275)	-	-	15,170,341
Dividends declared on preferred stock	-	-	-	-	(337,500)	-	-	-	(337,500)
Net proceeds from stock offering	135	-	7,250,272	-	-	-	-	-	7,250,407
Net loss	-	-	-	-	(218,680)	-	-	-	(218,680)
Unrealized loss on equity securities	-	-	-	-	-	(105,300)	-	-	(105,300)
Balance—June 30, 2006	340	3,600,000	21,119,817	(70,000)	(2,683,314)	(207,575)	-	-	21,759,268
Dividends declared on preferred stock	-	-	-	-	(337,500)	-	-		(337,500)
Net income	-	-	-	-	33,275	-	-	-	33,275
Issuance of Stock Options	-	-	-	-	-	-	(118,475)	118,475	-
Amortization of deferred compensation in connection with stock options	-	-	-	-	-	-	24,000	-	24,000
Unrealized gain on equity securities	-	-	-	-	-	165,797	-	-	165,797
Balance—June 30, 2007	$ 340	$ 3,600,000	$ 21,119,817	$ (70,000)	$ (2,987,539)	$ (41,778)	$ (94,475)	$ 118,475	$ 21,644,840

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 33,275	$ (218,680)	$ 112,774
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	108,084	122,575	148,677
Deferred compensation	24,000	-	-
Gain on sale of equity securities, net	-	-	(688,874)
(Gain) loss on sale of medallions and automobiles	(513,207)	-	60
Gain on sale of life settlement contracts	(8,501)		-
Equity in loss of investee	145,307	-	4,021
Loss on impairment of medallions under lease	-	-	100,000
Loss on write-down of equity securities	-	61,660	-
Loss on write-down of assets acquired	51,270	93,689	-
Changes in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	16,250	112,800	(331,270)
Accrued interest receivable	46,293	121,355	184,711
Prepaid expenses and other assets	(79,328)	51,730	30,254
Accrued expenses and other liabilities	(448,626)	275,261	26,152
Accrued interest payable	(65,874)	111,180	(15,345)
Total adjustments	(724,332)	950,250	(541,614)
Net cash (used in) provided by operating activities	(691,057)	731,570	(428,840)
Cash flows from investing activities:
Loans receivable	(5,741,358)	2,780,025	(2,312,465)
Assets acquired in satisfaction of loans	180,950	2,588	751,762
Receivables from debtors on sales of assets acquired in satisfaction of loans	256,900	(27,341)	405,607
Proceeds from sales of equity securities	65,200	4,870	1,090,774
Proceeds from sales of medallions and automobiles	132,250	48,000	13,000
Purchases of equity securities	(1,099,504)	(1,046,297)	(129,153)
Investment in life settlement contracts	(2,162,817)	-	-
Proceeds from sale of life settlement contract	261,241	-	-
Purchases of furniture and equipment	(14,534)	(44,340)	(3,992)
Net cash (used in) provided by investing activities	(8,121,672)	1,717,505	(184,467)
Cash flows from financing activities:
Net proceeds from stock offering	-	7,250,407	-
Proceeds from note payable, other	150,000	-	-
Proceeds from notes payable, banks	16,305,000	13,015,713	47,397,883
Repayment of notes payable, banks	(7,900,000)	(21,858,865)	(46,535,883)
Dividends paid	(337,500)	(337,500)	(337,500)
Net cash provided by (used in) financing activities	8,217,500	(1,930,245)	524,500
Net (decrease) increase in cash and cash equivalents	(595,229)	518,830	(88,807)
Cash and cash equivalents:
Beginning of year	846,623	327,793	416,600
End of year	$ 251,394	$ 846,623	$ 327,793

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$ 2,244,866	$ 2,011,635	$ 1,852,993

Income taxes	$ 2,252	$ 10,026	$ 7,711

Supplemental disclosures of non-cash investing activities:
Unrealized gain (loss) on equity securities arising during the period	$ 165,797	$ (105,300)	$ 46,583

Reclassification adjustment for loss included in net income	$ -	$ -	$ 100,025

Conversion of loans receivable to assets acquired in satisfaction of loans	$ -	$ -	$ (153,200)

Reclassification of assets acquired to receivables from debtors on sales of assets acquired	$ -	$ -	$ (438,633)

Reclassification of proceeds of medallions sold and financed by the Company to loans receivable	$ 2,096,608	$ 575,300	$ -

Stock options granted	$ 118,475	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

1.

Organization and Summary of Significant Accounting Policies

Organization and Principal Business Activity

Ameritrans Capital Corporation (the "Company", "Ameritrans") is a Delaware closed-end investment company formed in 1998, which, among other activities, through its subsidiary, Elk Associates Funding Corporation ("Elk"), makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other small businesses.  Ameritrans also makes loans to and invests in opportunities that Elk has historically been unable to make due to U.S. Small Business Administration (the "SBA") restrictions.

Elk, a New York corporation, is licensed by the SBA to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended.  Elk is also registered as an investment company under the Investment Company Act of 1940 to make business loans.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and Elk's wholly owned subsidiaries, EAF Holding Corporation ("EAF"), EAF Enterprises LLC ("EAF Enterprises"), Medallion Auto Management LLC ("Medallion"), EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.  All significant inter-company transactions have been eliminated in consolidation.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At June 30, 2007 it was not operating any assets acquired in satisfaction of defaulted loans by Elk.

EAF Enterprises owned, leased and resold medallions acquired in satisfaction of foreclosures by Elk. EAF Enterprises was voluntarily liquidated and dissolved on April 20, 2006.

Medallion owned, leased and resold automobiles in conjunction with the activities of EAF Enterprises. Medallion was voluntarily liquidated and dissolved on April 21, 2006.

EAF Leasing LLC began operations in October 2003 and owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing II LLC began operations in October 2003 and owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing II LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing III LLC began operations in January 2004 and owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing III LLC was voluntarily liquidated and dissolved on April 10, 2007.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to its parent.  Since its inception, Elk Capital has had no operations.

Loan Valuations

The Company's loan portfolio is carried at fair value.  Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company ("the Board") with management's participation.  In determining the fair value, the Board considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The fair value of the loans approximates cost less unrealized depreciation.

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

Equity Investments

Equity investments are comprised principally of common stock investments, as well as member and limited partnership interests in various companies.  The Company classifies its investments under both the equity and cost basis methods of accounting, and certain investments are classified as available-for-sale.

Investments that meet certain ownership criteria, which allow the Company to exercise significant influence regarding operating and financial policies, are accounted for under the equity basis method.  Under the equity method, the carrying value of the investment is adjusted by the Company's proportionate share of net income (loss) of the investee and is decreased by any dividends received from the investee.

Investments that do not qualify to be treated as equity basis investments, and have no readily determinable fair value, are accounted for under the cost method.  Under the cost method, a long-term investment is recorded at cost and carried at that amount until it is sold or otherwise disposed of or until it is written down due to either an impairment of value, as determined in good faith by the Board, or a dividend representing a return of capital is received.  Any dividends received from investee earnings are recorded as investment income when received.

Investments classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded in the statement of comprehensive income (loss), and separately as a component of accumulated other comprehensive income (loss) within stockholders' equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is charged to earnings.  Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings.  In addition, any unrealized gains and losses deferred in accumulated other comprehensive income (loss)  are recognized in determining net gain or loss on disposition.

Investment in Life Settlement Contracts

The Company uses the investment method to value contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based on changes in the insured's life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its estimated fair value.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code").  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must payout at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2006/2007, the Company intends to make the required distributions to its stockholders.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in the provision for income taxes and reflected in each of the fiscal years presented.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the life of the respective leases.

Deferred Loan Costs and Fees

Deferred loan costs are included in prepaid expenses and other assets.  Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2007, 2006 and 2005 was $41,004, $41,002 and $48,056, respectively.  At June 30, 2007 and 2006, deferred loan costs and commitment fees amounted to $227,874 and $268,878, net of accumulated amortization of $192,126 and $151,122, respectively.

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

June 30, 2007, 2006 and 2005

Impairment of Long-Lived Assets and Acquired Intangible Assets

The Company monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.  During the fiscal year ended June 30, 2004 the Company obtained medallions through foreclosure of loans and the value of such medallions was carried at the net value of the related foreclosed loans.  The medallions were being treated as having indefinite lives, therefore, the assets were not being amortized.  However, the Company periodically tested their carrying value for impairment.  During the year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions.  The amount is included in loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net, in the accompanying consolidated statements of operations.  During the fiscal year ended June 30, 2007, the balance of the medallions owned by the Company through its wholly owned subsidiaries were sold at amounts in excess of their then carrying value.

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

Earnings (Loss) Per Share

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

Income Recognition

Interest income, including interest on loans in default, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan balance.  Loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectibility of interest and principal is doubtful.

Stock Options

The Company began applying Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Accounting for Stock-Based Compensation", and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs pertaining to stock options will be reflected in net income (loss) for grants made including and subsequent to January 1, 2006 only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans, and the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure.

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 18).

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  Loans receivable are carried at their estimated fair value.  The estimated fair values of publicly traded equity securities are based on quoted market prices and the estimated fair values of privately held equity securities are recorded at the lower of cost or fair value.  The carrying value of the bank debt is a reasonable estimate of their fair value as the interest rates are variable, based on prevailing market rates.  The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company's current incremental borrowing rate for similar types of borrowings (see Note 14).

Derivatives

The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk.  The Company does not use interest rate swaps or other derivatives for trading or

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109."  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for the Company's fiscal year beginning July 1, 2007.  The Company does not believe that FIN 48 will have a material impact on 'its operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140."  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective January 1, 2007, for calendar year companies.  The Company is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company's financial position and results of operations.

In March 2006, the FASB issued FASB Staff Position No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors" (FSP FTB 85-4-1), which allows an investor to account for its investments in a life settlement contract using either the investment method or the fair value method.  The investment method requires the initial investment to be recognized at the transaction price, while the fair value method requires the initial investment to be recognized at its transaction price and remeasured to fair value each subsequent reporting period.  The election of the investment method or fair value method is irrevocable and must be made on an instrument-by-instrument basis. Previously, only the fair value method was available.  FSP FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006.  Prospective application is required for all new investments in life settlement contracts, and a cumulative-effect adjustment to retained earnings must be made at the date of adoption to recognize the impact on existing life settlement contract investments.  The Company adopted the investment method in the first quarter of fiscal 2007, and did not have any previous investments subject to a cumulative-effect adjustment at the time of the adoption.  The adoption of FSP FTB 85-4-1 did not have a material impact on its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of SFAS No. 133 and 140.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative that require bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, as defined.  The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position or results of operations.

2.

Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans consist of the following as of June 30, 2007 and 2006:

	Real Estate	Assigned Mortgage and Note	Equipment	Other	Total

Balance—June 30, 2005	$ 280,689	$ 2,589	$ 63,000	$ 38,250	$ 384,528
Sales	-	(2,589)	-	-	(2,589)
Write-offs	(30,688)	-	(63,000)	-	(93,688)

Balance—June 30, 2006	250,001	-	-	38,250	288,251
Sales	(180,951)	-	-	-	(180,951)
Write-offs	(51,270)	-	-	-	(51,270)

Balance—June 30, 2007	$ 17,780	$ -	$ -	$ 38,250	$ 56,030

3.

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company has loans of approximately $793,000 and $2,323,000 at June 30, 2007 and 2006, respectively, which are considered nonperforming.  These loans, which were made predominantly in the Chicago market, are either fully or substantially collateralized and are personally guaranteed by the debtor.  Included in the total nonperforming loans are approximately $441,000 and $502,000 at June 30, 2007 and 2006, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the estimated collateral value.  The following table sets forth certain information concerning performing, nonperforming, and nonaccrual loans as of June 30, 2007 and 2006:

	2007	2006

Loans receivable, net	$ 57,406,946	$ 49,565,230
Performing loans	56,613,792	47,241,958

Nonperforming loans	$ 793,154	$ 2,323,272

Nonperforming loans: Accrual	$ 352,333	$ 1,821,555
Nonaccrual	440,821	501,717

	$ 793,154	$ 2,323,272

Changes in the unrealized depreciation on loans receivable and interest receivable are summarized as follows:

	Unrealized depreciation on interest receivable	Unrealized depreciation on loans receivable

Balance—June 30, 2005	$ 59,000	$ 150,000

Increase	12,300	171,800

Decreases	(39,800)	(31,500)

Balance—June 30, 2006	31,500	290,300

Increase	20,000	100,000

Decreases	-	(103,750)

Balance—June 30, 2007	$ 51,500	$ 286,550

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 9).

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

4.

Equity Investments

Equity investments consist of the following as of June 30, 2007 and 2006:

	Telecommunications and Technology	Chicago Taxicab Operator	Taxi Vehicle Distributor	Real Estate	Plumbing Fixtures and Supplies	Other	Total

Balance—June 30, 2005	$ 270,269	$ 19,982	$ 116,345	$ 487,861	$ -	$ 14,000	$ 908,457
Purchase of securities	-	-	-	296,297	750,000	-	1,046,297
Sale of securities	-	-	(4,870)	-	-	-	(4,870)
Write-down of securities	-	-	(47,660)	-	-	(14,000)	(61,660)
Unrealized loss on equity securities arising during the period	(105,300)	-	-	-	-	-	(105,300)

Balance—June 30, 2006	164,969	19,982	63,815	784,158	750,000	-	1,782,924
Purchase of securities	-	-	-	1,068,504	-	31,000	1,099,504
Sale of securities	-	-	-	(65,200)	-	-	(65,200)
Equity in loss of investee	-	-	-	-	(145,307)	-	(145,307)
Unrealized gain (loss) on equity securities arising during the period	(104,602)	270,400	-	-	-	-	165,798

Balance—June 30, 2007	$ 60,367	$ 290,382	$ 63,815	$ 1,787,462	$ 604,693	$ 31,000	$ 2,837,719

	2007	2006

Investments, equity basis	$ 604,693	$ 750,000
Investments, other	2,233,026	1,032,924

	$ 2,837,719	$ 1,782,924

Investments, Equity Basis

The Company invested $750,000 to obtain a membership interest in a limited liability company in June 2006.  Since the Company has a membership interest in excess of 20% and has significant influence, this investment is accounted for using the equity basis of accounting.  For the year ended June 30, 2007, equity in loss of this investment was $145,307.

Investments, Other

As of June 30, 2007 and June 30, 2006, the Company held investments classified as available-for-sale of $325,250 and $159,451, respectively.  The unrealized gain (loss) included in the statements of comprehensive income (loss) for the years ended June 30, 2007, 2006 and 2005 was $165,797, $(105,300), and $46,583, respectively.  As of June 30, 2007 and June 30, 2006, the Company also held investments in non-publicly traded companies carried under the cost-method of $1,907,776 and $873,473, respectively.

Elk obtained a 48% stock ownership interest in another company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs.  The profit or loss of this company is to be retained by the majority stockholder of this company.  Commencing on or after July 1, 2007, and for a two and one-half year period thereafter, the majority stockholder has the right to purchase Elk's interest in this company at a price stipulated in the stockholders' agreement, by giving notice and exercising its right to repurchase Elk's shares.  Elk has the right (put option) under the agreement to require the company to repurchase Elk's 48% interest in this company.  Under both purchase arrangements, the price is determined by the difference between the market value of the medallions and the outstanding balance on the loan on the date the right is exercised.

The financing related to the purchase of medallions amounted to $1,449,000, and is collateralized by such medallions.  The loan originally called for interest at 4% per annum, and required two interest only payments of $4,830 due on the first of the month beginning February 1, 2004, then fifty-nine monthly payments of $10,718, including interest, based on a 15 year amortization schedule, with a balloon payment of the balance due on March 1, 2009, the maturity date.  However, the loan was subsequently amended effective July 1, 2005 and then again on July 1, 2006 to require interest only payments at a fixed rate of 4% and then a rate of 1.5% above LIBOR, respectively.  The Company also loaned the entity $222,000 on December 31, 2003 related to the purchase of vehicles and such loan was collateralized by the vehicles.  The loan bore interest at 4% per annum, and required three interest only payments of $740 due on the first of the month beginning February 1, 2004, then twenty-six monthly payments of $8,928, including interest, through June 1, 2006, the maturity date.  Although this loan was due on June 1, 2006, it was paid in full in August 2006.  An additional loan was made by the Company to this entity for the purpose of purchasing taxi vehicles, which was disbursed between June 27, 2006 and August 3, 2006 totaling $185,250.  This loan called for repayment over a twenty-two (22) month period in monthly installments of $9,166.  The new vehicle loan had a balance of $113,126 on June 30, 2007 and payments have been made on schedule.  As of June 30, 2007 and 2006, the principal balance outstanding on the medallion loan was $1,407,370.

On July 18, 2007 the majority stockholder exercised a portion of his "call right" to purchase 50% of Elk's ownership interest in the entity and the parties agreed to a price of $145,191 after making certain agreed upon adjustments for 50% of the Company's ownership interest.  The Company will continue to retain the other 50%.  The purchase price was to be paid $123,031 in cash at the time of closing and the balance of $22,160 would be financed by the Company taking a note from the entity repayable with interest at eight (8%) percent per annum, amortized over twenty-four (24) monthly payments.  In addition, the Company maintains a "put" right at this time to cause a sale of the remaining 24% of the ownership the Company continues to own, and the majority stockholder agreed that his "call" right cannot be exercised until July 1, 2009 or thereafter.  The cash payment of $123,031 was received by the Company on September 5, 2007, and the note for the balance of the purchase price is expected to be delivered by the end of September 2007.  Due to increase in value of this investment, the Company recorded an unrealized gain related to this investment of $270,400 in the year ended June 30, 2007.

During the year ended June 30, 2006, the Company made a commitment to make capital contributions of $500,000 for a limited partnership interest in a real estate partnership.  As of June 30, 2006, the Company contributed $136,297, and as of June 30, 2007 the Company contributed the full $500,000 to satisfy its commitment.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

5.

Investment in Life Settlement Contracts

On September 20, 2006, the Company entered into an agreement (the "Agreement") with an unaffiliated company for the purpose of purchasing previously issued life insurance policies owned by unrelated individuals.  Under terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of June 30, 2007, the carrying value of amounts invested was $1,910,077, which represents the amount paid to cover first year and any subsequent period premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000 to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, then the terms of the contractual agreements with the insured provide that 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2008	$ 1,800,000
2009	1,800,000
2010	1,800,000
2011	1,800,000
2012	1,800,000
Thereafter	11,600,000

$ 20,600,000

During the year ended June 30, 2007, one (1) life insurance policy was sold for $261,241.  The gain on the sale of $8,501 was recognized in the period.

6.

Furniture, Equipment and Leasehold Improvements

Major classes of furniture, equipment and leasehold improvements as of June 30, 2007 and 2006 are as follows:

	2007	2006	Estimated Useful Lives

Furniture and fixtures	$ 76,538	$ 72,307	7 years
Office equipment	360,203	349,900	3–5 years
Leasehold improvements	175,633	175,633	Life of lease
Automobiles	-	28,000	5 years
	612,374	625,840
Less accumulated depreciation and amortization	429,331	381,500

	$ 183,043	$ 244,340

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 was $67,081, $81,573 and $100,621, respectively.

7.

Medallions

During the year ended June 30, 2004, Elk transferred City of Chicago taxicab medallions obtained from defaulted and foreclosed loans to certain newly formed wholly-owned subsidiaries.  The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the City of Chicago.  All medallions were sold by these subsidiaries and these loans were all paid in full by June 30, 2007.

The subsidiaries previously leased the medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of fiscal year ended

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold.  The long-term medallion leases were with taxicab companies, which were to expire at various dates between January 31, 2008 and December 31, 2008, and could be canceled by either party with forty-five days' advance written notice.  Leasing income under all medallion and taxicab leases for the years ended June 30, 2007, 2006 and 2005 was $76,383, $172,749 and $211,640, respectively.  Since all medallions were sold by June 30, 2007 no additional leasing income is presently expected.

During the fiscal year ended June 30, 2005, the medallions were written down by $100,000 to their estimated fair value, based on current market conditions.  The amount is included in loss and impairments on medallions under lease and assets acquired in satisfaction of loans, net, in the accompanying consolidated statements of operations.  During the year ended June 30, 2006, ten (10) medallions with a carrying value of $575,000 were sold at a price of $57,500 per medallion.  As part of the purchase contract, Elk agreed to finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date.  During the first year of the loan, the interest rate was one percent (1%) per annum.  Thereafter, beginning in the second year the interest rate increases to 1.5% above the prime rate of interest adjusted each time the prime rate changes.  No gain or loss was recognized on the sales of those medallions.

During the fiscal year ended June 30, 2007, the Company sold all its remaining medallions owned.  During the second fiscal quarter ended December 31, 2006 three (3) medallions were sold for a total of $183,000 and a gain of $9,315 was recognized in that period.  During the third fiscal quarter ended March 31, 2007 three (3) medallions were sold for a total of $190,358 and a gain of $19,058 was recognized in the period.  During the fourth fiscal quarter ended June 30, 2007, a total of twenty-four (24) medallions were sold for a total of $1,857,000 and a gain of $483,981 was recognized in the period.  For the entire fiscal year ended June 30, 2007, 30 medallions were sold for a total of $2,230,358, and the total gain was $512,354.

8.

Debentures Payable to SBA

At June 30, 2007 and 2006 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	2007	2006

July 2002	September 2012	4.67*	$ 2,050,000	$ 2,050,000
December 2002	March 2013	4.63*	3,000,000	3,000,000
September 2003	March 2014	4.12*, **	5,000,000	5,000,000
February 2004	March 2014	4.12*, **	1,950,000	1,950,000

			$ 12,000,000	$ 12,000,000

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

9.

Notes Payable

Banks:

At June 30, 2007 and 2006 the Company had loan commitments with 3 banks for lines of credit aggregating $36,000,000.  The Company had $29,332,500 and $20,927,500 at June 30, 2007 and 2006, respectively, outstanding under these lines.  The loans, which mature at various dates through December 31, 2007, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks' prime rate minus 0.50%.  At June 30, 2007, the weighted average interest rate on outstanding bank debt was approximately 6.89% before taking into account the effect of offsetting income received from interest rate swaps on $10,000,000 at an average effective rate of approximately 6.215% (see Note 16).

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

Other:

On April 24, 2007, the Company received a loan of $150,000 from a related party to facilitate the funding of a new loan receivable.  The loan principal is due and payable within 30 days of demand and bears interest at a rate of 10% per annum.  Payments of interest only are due and payable on the first of each month.

10.

Preferred Stock

Ameritrans had 1,000,000 shares of "blank check" preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  The remaining 500,000 shares of these "blank check" preferred shares were unissued at June 30, 2007 and 2006.

As part of the April 24, 2002 stock offering (see Note 12) Ameritrans issued 300,000 shares of 9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value.  These preferred shares are redeemable at the option of the Company at the face value plus a redemption premium of up to 8% of face value, based on certain criteria, through April 2007, and thereafter without any premium.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

11.

Common Stock

Ameritrans had 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.  As part of stock offerings completed in April 2002 and March 2006, the Company issued an additional 300,000 and 1,355,608 shares of common stock, respectively (see Note 12).

During the years ended June 30, 2006 and 2007, the stockholders approved amendments to the Company's Certificate of Incorporation to increase the number of shares of Ameritrans' authorized common stock from 5,000,000 shares to 10,000,000 shares and from 10,000,000 shares to 50,000,000 shares, respectively.  The amendments to the Certificate of Incorporation were filed with the Delaware Secretary of State on May 9, 2006 and June 19, 2007, respectively, and became effective immediately upon filing.

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans common stock, which had previously been pledged by the borrower as collateral.  At June 30, 2007 and 2006 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

12.

Stock Offerings

On April 24, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $6.70, subject to adjustment as defined, until April 2007.  None of the warrants were exercised prior to April 24, 2007 and all of the 300,000 warrants issued with the units expired as of that date.  The gross proceeds from the offering were $5,700,000 less costs and commissions of $1,704,399 resulting in net proceeds of $3,995,601.  The underwriter also obtained the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of common stock, one share of 9-3/8% cumulative participating preferred stock, $.01 par value, face value $12.00, and one redeemable warrant exercisable at $8.40 per share.  These units are exercisable over a five-year period which commenced April 18, 2004.  To date, the underwriter has not exercised the right to purchase these units.

On March 2, 2006, the Company closed on the sale of 1,355,608 shares of common stock, $.0001 par value of the Company (the "Shares" or "Common Stock") and 338,902 warrants to

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

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

On March 15, 2006, Ameritrans filed a registration statement (the "March Registration Statement") with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the private offering.  The March Registration Statement did not cover any authorized but unissued shares of the Company's Common Stock or 9 3/8% cumulative Participating redeemable Preferred Stock.  The March Registration Statement was declared effective by the SEC on April 25, 2006.

13.

Income Taxes

The provision for income taxes for the years ended June 30, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

State and local	$ 2,252	$ 10,026	$ 7,711

In order to be taxed as a Regulated Investment Company, the Company must pay out at least 90% of its net taxable income to its stockholders in the form of dividends.  The above provision represents income taxes accrued on undistributed income for the respective years.

14.

Financial Instruments

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair values presented below have been determined by using available market information and by applying valuation methodologies.

Loans

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company's current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2007 and 2006 were approximately $11,280,000 and $11,060,000, respectively.

Other

•

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

15.

Related Party Transactions

The Company paid approximately $108,000, $53,000 and $115,000 to a law firm related to the President and other officers and directors of the Company for the years ended June 30, 2007, 2006 and 2005, respectively, for legal services provided.

On July 1, 2001 the Company entered into a sublease agreement with the law firm owned by the President and other officers and directors of the Company.  This sublease, as amended, expires April 2014.  Starting in February 2007 the Company increased the amount of space it was utilizing and as a result, the Company's rent share is currently $11,934 per month and subject to annual increases as per the master lease agreement between the landlord and the law firm of Granoff Walker & Forlenza, P.C., whose stockholders are officers and directors of the Company.  As a result of the increased use of office space, the Company is presently utilizing 48% of the rented space and therefore committed to the minimum 48% utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the law firm.  In the event that more space is utilized, the percentage of the total rent shall be increased accordingly.  Until the Company utilizes the additional space, the law firm sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the law firm for the rent applicable to such vacant space.  During the years ended June 30, 2007, 2006 and 2005 no amounts were paid relating to this space.  Rent expense under the lease amounted to $123,262, $86,334 and $84,226 for the years ended June 30, 2007, 2006 and 2005, respectively.

In addition, the Company was also obligated to pay for its share of overhead expense as noted in the above lease agreement.  Under the agreement which expired April 30, 2005, minimum overhead cost payments were $7,333 per month.  Under the extended lease agreement, the minimum amount was adjusted to $3,000 a month, and the Company is also required to reimburse the affiliated entity for certain office and salary costs.  During January 2007 the overhead cost payments increased to $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $62,142, $59,837 and $56,664 for the years ended June 30, 2007, 2006 and 2005, respectively.

Effective July 1, 2003, the Company entered into a ten-year sublease for additional office and storage space, as part of the Company's disaster recovery plan, with another entity in which an officer and director of the Company has a financial interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months' notice.  Rent expense under the lease amounted to $46,792, $43,334 and $47,576 for the years ended June 30, 2007, 2006 and 2005 respectively.

Total occupancy costs under the above leases and overhead cost reimbursement agreements amounted to $232,195, $189,505 and $188,466 for the years ended June 30, 2007, 2006 and 2005, respectively.

The future minimum rental and overhead payments for each of the next five years and in the aggregate thereafter are as follows:

Year Ending June 30	Rent	Overhead	Total Occupancy

2008	$ 178,204	$ 42,000	$ 220,204
2009	180,930	42,000	222,930
2010	188,422	42,000	230,422
2011	191,735	42,000	233,735
2012	193,761	42,000	235,761
Thereafter	313,445	77,000	390,445

	$ 1,246,497	$ 287,000	$ 1,533,497

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

16.

Commitments and Contingencies

Interest Rate Swap

On February 11, 2003, the Company entered into an interest rate swap transaction for $5,000,000 notional amount which expired February 11, 2005.  The swap transaction provided for a fixed rate of 3.56% for the Company.  On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, which expire October 15, 2007 and October 14, 2008 respectively, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction expiring October 15, 2007 provides for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%.  If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the differences in rates. If the Company's floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the differences in rates.  For the year ended June 30, 2007, Elk realized $63,970 of interest income due to the fluctuation of interest rates under these agreements.  For the years ended June 30, 2006 and 2005, Elk incurred additional interest expense of $17,956 and $5,551, respectively.

Employment Agreements

In July 2001, the Company entered into an employment agreement with its chief executive officer.  This agreement was amended and restated in December 2002.  The amended and restated agreement called for annual compensation of $296,500, $321,500, $336,500, $348,900, and $361,800 respectively, for the five fiscal years beginning July 1, 2003.  The agreement also called for a discretionary bonus to be determined by the Board but in no event less than $15,000 per year, as well as certain other benefits.  The amended and restated agreement was to expire July 1, 2008 and automatically renew for an additional five (5) years unless either the Company or the executive gave notice of non-renewal.  In July 2001, the Company also entered into a consulting agreement with this executive.  This agreement was amended and restated in December 2002.  The amended and restated agreement would not become effective unless the employment agreement between the Company and the executive was terminated.  If the employment agreement was terminated under certain circumstances, as defined, the consulting agreement would become effective and continue for a period of five (5) years.  The amended and restated consulting agreement called for compensation of one-half of the executive's base salary in effect at the termination date of the employment agreement plus any bonus paid.  However, a new employment agreement (the "Agreement") was executed on September 20, 2007, which terminated and supersedes the amended and restated agreement above.  The Agreement calls for annual compensation of $372,800, $376,275, $391,325, and $406,975 for the four (4) years beginning July 1, 2007, respectively, as well as a discretionary bonus to be determined by the Board, but in no event less than $15,000 per year, as well as certain other benefits, as defined in the Agreement.  The Agreement automatically renews for periods of one (1) year unless either the Company or the executive gives notice of non-renewal.  In conjunction with the Agreement, a new two (2) year consulting agreement (the "Consulting Agreement") was also executed on September 20, 2007, which replaces the former five (5) year consulting agreement above.  The Consulting Agreement does not become effective unless the Agreement between the Company and the executive is terminated, under certain circumstances, as defined in the Consulting Agreement.  Upon the effectiveness of the Consulting Agreement, the executive shall be paid one-half of the executive's base salary in effect at the termination date of the Agreement, plus any bonus paid.

From October 2001 through December 2002, the Company entered into employment agreements with five other executives of the Company for five (5) year terms which called for a minimum aggregate base salary, including minimum bonus, of approximately $462,000 per annum plus discretionary bonuses.  The agreements also called for annual increases in base salary.  These employment agreements were scheduled to expire between December 2006 and July 2011, however, new agreements were executed prior to expiration with four (4) of the officers.  The fifth officer's agreement was terminated without cause in May 2007 and the balance owed under that agreement was paid during the fourth fiscal quarter of fiscal year end June 30, 2007.  The other four officer's employment agreements were extended as follows:  The Executive Vice President's agreement was dated February 21, 2006 and is effective for a five (5) year period beginning July 1, 2006 and continuing through June 30, 2011, at an annual base salary of $140,525 which increases five (5%) percent each year and will be automatically renewed for an additional five (5) years unless either the Company or the executives give notice of non-renewal.  One Senior Vice President's agreement was also dated February 21, 2006 and took effect for a five (5) year period beginning July 1, 2006, and continuing through June 30, 2011, at an annual base salary of $87,800 which increases four (4%) percent each year and will be automatically renewed for an additional five (5) years unless either the Company or the executive give notice of non-renewal.  Another Senior Vice President's new employment agreement was dated September 28, 2006 and became effective January 1, 2007 for a five (5) year period beginning January 1, 2007 and continuing through December 31, 2011, at an annual base salary of $122,678 which increases four (4%) percent each year and will be automatically renewed for an additional five (5) years unless either the Company or the executive give notice of non-renewal.  This agreement also provides for a minimum bonus of $10,000 per year.  One Vice President's new employment agreement was dated as of September 28, 2006 and became effective January 1, 2007 for a five (5) year period beginning January 1, 2007 and continuing through December 31, 2011, at an annual base salary of $97,740 which increases four (4%) percent each year and will be automatically renewed for an additional five (5) years unless either the Company or the executive give notice of non-renewal.  This agreement also provides for a minimum bonus of $10,000 per year.

On November 27, 2006 the Company appointed an additional executive to become the President of Ameritrans, and on February 9, 2007, the Company entered into an employment agreement with a three-year term, provided however, that each party has the right to terminate the agreement on or before May 31, 2008, if certain performance criteria have not been met.  If certain thresholds are met, the employment period continues until May 31, 2009 (the "Extended Employment Period").  Unless notice of non-renewal is given by either party at least three (3) months prior to the expiration of the Extended Employment Period the term of the agreement shall be extended one (1) year beyond the end of the Extended Employment Period.  This agreement provides that the executive will be paid $336,500 for the first employment year, $348,900 for the second employment year, and at the rate of $361,800 for the third employment year with a guaranteed annual bonus equal to at least $15,000 for each employment year.  This executive was also granted 80,000 stock options to purchase common stock of the Company at $5.28 per share, which vests in four (4) equal annual installments, with the first installment vesting on the date of grant which was November 27, 2006.

Litigation

From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of the Company's management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company's results of operations or financial condition, however Ameritrans received notice of a counter claim for a lawsuit filed against a former employee and the firm that placed the employee with Ameritrans.  The counter claim seeks damages of approximately $1 million due to the employee claiming that Ameritrans brought a frivolous lawsuit against the employee.  In the event the cross motion is granted, the Company will vigorously oppose the counter claim; however, the Company believes the counter claim is without merit and as such, no provision has been made in the financial statements as of June 30, 2007 in connection with this matter.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

17.

Defined Contribution Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  Contributions to the plan are at the discretion of the Board.  During the years ended June 30, 2007, 2006 and 2005, contributions amounted to $159,117, $140,018 and $127,376, respectively.

18.

Stock Option Plans

Employee Incentive Stock Option Plan

An employee stock option plan (the "1999 Employee Plan") was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company's long-term financial success and the growth of stockholder value.  Subsequent amendments to the 1999 Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan from 125,000 to 200,000 shares and from 200,000 to 300,000 shares, respectively.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 200,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to the Company's employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company's success in large measure depends.  As of June 30, 2007, options to purchase an aggregate of 147,600 shares of Common Stock were issued and outstanding under the 1999 Employee Plan.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are "outside directors" within the meaning of Section 152(m) of the Internal Revenue Code and "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange Act")).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.

Non-Employee Directors Stock Option Plan

A stock option plan for non-employee directors (the "Director Plan") was adopted by the Ameritrans Board and approved by a vote of the stockholders, in order to link the personal interests of non-employee directors to the Company's long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Elk and approved by its stockholders in September 1998 (the "Elk Director Plan").  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board on November 14, 2001, and approved by the stockholders at the Annual Meeting on January 18, 2002.  The amendment is still subject to the approval of the Securities and Exchange Commission.  The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board.

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of June 30, 2007, options to purchase an aggregate of 46,491 shares were issued and outstanding under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

Options Granted and Canceled

During the year ended June 30, 2007, the Company granted an employee options, under the 1999 Employee Plan to purchase up to 80,000 shares of common stock, $.0001 par value of the Company (the "Common Stock or Shares").  These options are excisable for five years from vesting date at $5.28 per Share.  Subject to the employee's continued employment with the Company and certain acceleration provisions, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.

Pursuant to the Director Plan, during the year ended June 30, 2007, the Company granted two members of the Board, options to purchase up to 9,433 and 10,141 Shares of the Company.  These options vest one year from the date of each grant, and are exercisable for five (5) years from the grant date at an exercise prices of $5.30 and $4.93 per Share, respectively.  On June 19, 2007, 10,020 options were canceled because a director did not stand for re-election.

Effective January 1, 2006, the Company adopted SFAS 123(R) under the modified prospective method.  The Company previously applied APB Opinion No. 25 and related Interpretations in accounting for all plans (see Note 1).  Because there were no unvested options outstanding at December 31, 2005, and no options were granted from January 1, 2006 to June 30, 2006, no compensation cost was recognized in the consolidated statements of operations under these plans for the year ended June 30, 2006.  Therefore, for the years ended June 30, 2006 and 2005, the Company followed the disclosure-only provisions of SFAS No. 123.  Under SFAS 123, pro forma information regarding net income (loss) and earnings (loss) per share was required, and has been computed as if the Company had accounted for its employee stock options under the fair value method required by SFAS 123 for options that vested prior to January 1, 2006.  The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005

Risk-free rate	5.00%	5.00%	5.00%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.07	.07	.27
Average life	5 years	5 years	5 years

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

For purposes of pro forma disclosures for activity prior to adopting SFAS No. 123R effective January 1, 2006, the estimated fair value of the options is amortized to expense over the vesting period of the options.  The Company's pro forma information for the years ended June 30 are as follows:

	2006	2005

Net loss available to common shareholders as reported	$ (556,180)	$ (224,726)
Deduct: stock-based compensation expense determined under fair value method	(76,377)	(66,028)

Pro forma net loss available to common shareholders	$ (632,557)	$ (290,754)

Net loss per common share: Basic and diluted – as reported	$ (0.21)	$ (0.11)
– pro forma	$ (0.24)	$ (0.14)

After adoption of SFAS 123(R), the fair value of the options granted amounted to $118,475 at June 30, 2007, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Deferred compensation is $94,475 at June 30, 2007, net of amortized compensation expense of $24,000 for the year then ended.

A summary of both of the Stock Option Plans' transactions in fiscal periods 2007, 2006 and 2005 is as follows:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2004	103,141	$8.45

Granted	69,840	$5.13
Canceled	(70,000)	$8.88
Expired	(22,224)	$9.00
Exercised	-	-

Options outstanding at June 30, 2005	80,757	$5.06

Granted	33,800	$5.78
Canceled	(10,020)	$4.99
Expired	-	-
Exercised	-	-

Options outstanding at June 30, 2006	104,537	$5.30
Granted	99,574	$ 5.25
Canceled	(10,020)	$ 4.99
Expired	-	-
Exercised	-	-

Options outstanding at June 30, 2007	194,091	$ 5.29

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

The following table summarizes information about the stock options outstanding under the Company's option plans as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price

$ 4.50-$ 4.95	33,800	2.33 years	$ 4.68	33,800	$ 4.68
$ 5.56-$ 6.12	33,800	3.50 years	$ 5.78	33,800	$ 5.78
$ 4.58	10,917	1.24 years	$ 4.58	10,917	$ 4.58
$ 6.25	16,000	2.54 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	5.92 years	$ 5.28	20,000	$ 5.28
$ 5.30	9,433	4.48 years	$ 5.30	-	$ 5.30
$ 4.93	10,141	4.86 years	$ 4.93	-	$ 4.93

$ 4.50-$ 6.25	194,091	4.21 years	$ 5.29	114,517	$ 5.29

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

19.

Quarterly Financial Data (Unaudited)

For the year ended June 30, 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Investment income	$ 1,426,199	$ 1,475,970	$ 1,517,090	$ 1,886,628
Operating income (loss) before taxes………………………….....	35,082	(2,639)	(118,625)	121,709
Net income (loss) available to common shareholders	(51,348)	(87,014)	(203,197)	37,334
Net income (loss) per common share:
Basic	$ (0.02)	$ (0.03)	$ (0.06)	$ 0.02
Diluted	$(0.02)	$ (0.03)	$ (0.06)	$ 0.02

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006 and 2005

For the year ended June 30, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Investment income	$ 1,281,552	$ 1,356,640	$ 1,231,132	$ 1,359,858
Operating income (loss) before taxes ……………………………...	18,668	(47,387)	(125,150)	(54,785)
Net loss available to common shareholders	(75,431)	(131,762)	(209,827)	(139,160)
Net loss per common share:
Basic	(0.03)	(0.06)	(0.07)	(0.05)
Diluted	(0.03)	(0.06)	(0.07)	(0.05)

20.

Other Matters

SBA Audit

On August 29, 2005, the Company received a letter from the U.S. Small Business Administration together with a copy of the Examination Report for the period ended March 31, 2004.  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) the sale of certain foreclosed Chicago medallions to an associate of Elk without obtaining the SBA's final written approval, and (2) the creation of subsidiary companies and completion of certain related financings to those subsidiary companies without obtaining the SBA's prior written approval.  The letter contained certain other comments with respect to partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower, which were subsequently resolved to SBA's satisfaction.   During January, 2007, the Company received final written approval from SBA concerning the sale of certain foreclosed Chicago medallions to an associate of Elk.  By letter dated August 30, 2007 from SBA to Elk, Elk was advised by SBA that all issues with respect to the creation of subsidiary companies and completion of certain related financings to those subsidiary companies had been resolved, and SBA had no further comment.  By a letter dated November 8, 2006 from SBA, the matter relating to the partial use of proceeds concerning one loan that the Company made to a third party borrower, and the prepayment provision contained in loan documents to a different borrower were resolved.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF LOANS

June 30, 2007

LOAN PORTFOLIO; VALUATION

Type of Loan	Number of Loans	Interest Rates	Maturity Dates (in Months)	Balance Outstanding
Chicago:
Taxi medallion	280	4 – 13.9%	1 - 151	$ 19,700,337
New York City:
Taxi medallion	10	5 – 7.95%	1 - 37	4,551,781
Miami:
Taxi medallion	67	9 – 17%	10 - 78	6,301,975
Boston:
Taxi medallion	27	6.5 – 8.875%	2 – 37	4,323,605

				34,877,698
Other loans:
Restaurant/food service	10	9.32 – 14%	4 - 78	3,981,107
Car wash/auto center	1	9.25%	8	66,361
Dry cleaner	11	5.5 – 15.25%	1 - 48	556,406
Laundromat	10	6 – 14%	1 - 65	1,332,448
Black car service (real property)	2	11%	13	373,826
Auto sales	1	7%	7	141,050
Commercial construction	5	11.5 – 13%	10 - 46	3,408,224
Food market	1	12%	11	600,000
Debt collection	4	12%	54 - 55	969,242
Software company	3	8%	48	39,271
Wholesale gasoline distributor	1	13.5%	60	720,000
ATM manufacturer and distributor	1	12%	22	146,822
Nail salon and spa	1	9%	30	13,085
Broadcasting/telecommunications	1	11%	51	2,000,000
Assisted living facilities	2	12.25%	9 - 16	908,480
R/E holding	1	12%	31	213,334
Residential mortgage loan	1	12%	12	665,000
Investment advisors	1	12.5%	8	300,000
Development and production of waste water water treatment systems	1	13%	31	625,000
Truck stop/traveler accommodation	1	15.75%	9	800,000
Industrial supplier of alloys to industrial steel manufacturers	1	8.61%	72	2,000,000
Office water and systems supplier	1	12.5%	36	200,000
Construction and predevelopment real estate mortgage loans	8	11 – 17.5%	2 – 12	2,756,142

				22,815,798

Total loans receivable				57,693,496
Less unrealized depreciation on loans receivable				(286,550)

Loans receivable, net				$ 57,406,946

The accompanying notes are an integral part of these financial statements.

Footnotes

1 Upon maturity, Elk anticipates extending the lines of credit for another year as has been the practice in previous years.

2 Mr. Feinsod's employment with the Company commenced November 27, 2006, and as such he received no compensation in fiscal 2006 or 2005.

3 Steven Etra's employment with the Company was terminated on May 18, 2007.  In addition to his compensation to date, on May 18, 2007 , Mr. Etra was paid a lump sum of $84,500 as severance under his employment agreement and $14,625 payable to his SEP/IRA which represents his final SEP contribution.  As of May 18, 2007 Mr. Etra is considered a "disinterested" Director.

4 Includes 10,000 shares of Common Stock held by a subsidiary of the Company not entitled to vote.

Endnotes