Form 10-Q
period 2007-09-30
AMERITRANS CAPITAL CORP
filed 2007-11-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2007

or

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

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of November 2, 2007:  3,405,583.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND JUNE 30, 2007

ASSETS

	September 30, 2007	June 30, 2007

Loans receivable	$ 55,449,645	$ 57,693,496
Less: unrealized depreciation on loans receivable	(286,550)	(286,550)
Loans receivable, net	55,163,095	57,406,946

Cash and cash equivalents	968,128	251,394
Accrued interest receivable, net of unrealized depreciation of $40,000 and $51,500, respectively	630,150	596,553
Assets acquired in satisfaction of loans	55,250	56,030
Receivables from debtors on sales of assets acquired in satisfaction of loans	293,369	225,625
Equity investments	2,614,366	2,837,719
Investment in life settlement contracts	2,130,116	1,910,077
Furniture, equipment and leasehold improvements, net	177,929	183,043
Prepaid expenses and other assets	597,741	477,496

TOTAL ASSETS	$62,630,144	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007	June 30, 2007
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	27,925,697	29,332,500
Notes payable, other	500,000	150,000
Accrued expenses and other liabilities	447,180	431,577
Accrued interest payable	88,822	301,591
Dividends payable	84,375	84,375

TOTAL LIABILITIES	41,046,074	42,300,043

COMMITMENTS AND CONTINGENCIES (Notes 3,4, 5, 6 and 9)

STOCKHOLDERS' EQUITY
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $ 0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $ 0.0001 par value; 10,000,000 shares authorized; 3,405,583 and 3,401,208 shares issued and 3,395,583 and 3,391,208 shares outstanding respectively	341	340
Additional paid-in-capital	21,139,504	21,119,817
Deferred compensation	(94,475)	(94,475)
Stock options outstanding	118,475	118,475
Accumulated deficit	(2,929,082)	(2,987,539)
Accumulated other comprehensive loss	(180,693)	(41,778)

	21,654,070	21,714,840
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,584,070	21,644,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,630,144	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

INVESTMENT INCOME
Interest on loans receivable	$1,550,093	$1,224,141
Equity in (loss) income of investee	(84,437)	28,139
Gain on sale of equity investments	145,191	-
Fees and other income	96,843	179,087
Leasing income	-	22,971

TOTAL INVESTMENT INCOME	1,707,690	1,454,338

OPERATING EXPENSES
Interest	635,579	536,146
Salaries and employee benefits	358,800	282,858
Occupancy costs	69,018	54,638
Professional fees	202,156	174,025
Other administrative expenses	254,546	313,920
Loss and impairments on assets acquired in satisfaction of loans, net	-	29,748
Write off and depreciation on interest and loans receivable	41,447	27,921

TOTAL OPERATING EXPENSES	1,561,546	1,419,256

OPERATING INCOME BEFORE PROVISIONS FOR INCOME TAXES	146,144	35,082

PROVISION FOR INCOME TAXES	3,312	2,055
NET INCOME	142,832	33,027

DIVIDENDS ON PREFERRED STOCK	(84,375)	(84,375)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$ 58,457	$ (51,348)

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic	3,393,348	3,391,208
- Diluted	3,394,993	3,391,208

NET INCOME (LOSS) PER COMMON SHARE
- Basic	$0.02	$(0.02)
- Diluted	$0.02	$(0.02)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 142,832	$ 33,027
Adjustments to reconcile net income to net cash used in operating activities: Depreciation and amortization	18,078	31,350
Equity in (income) loss of investee	84,437	(28,139)
Loss on write-down of assets acquired in satisfaction of loans	-	35,000
Gain on sale of equity investment	(145,191)	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(11,500)	(103,750)
Accrued interest receivable	(22,097)	(8,996)
Prepaid expenses and other assets	(130,579)	(24,847)
Accrued expenses and other liabilities	15,603	(219,250)
Accrued interest payable	(212,769)	(218,565)
TOTAL ADJUSTMENTS	(404,018)	(537,197)
NET CASH USED IN OPERATING ACTIVITIES	(261,186)	(504,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	2,226,851	(3,364)
Assets acquired in satisfaction of loans	17,780	-
Receivables from debtors on sales of assets acquired in satisfaction of loans	(67,743)	(168,247)
Purchases of equity investments		(157,226)
Investment in life settlement contracts	(220,039)	(1,129,724)
Proceeds from sale of equity investments	145,191	65,200
Purchase of furniture and equipment	(2,630)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,099,410	(1,393,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	4,393,197	2,830,000
Repayments of notes payable, banks	(5,800,000)	(875,000)
Dividends paid	(84,375)	(84,375)
Proceeds from notes payable, others	500,000	-
Repayments of notes payable, others	(150,000)	-
Proceeds from exercise of stock options	19,688	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,121,490)	1,870,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	716,734	(26,946)

CASH AND CASH EQUIVALENTS – Beginning	251,394	846,623

CASH AND CASH EQUIVALENTS – Ending	$968,128	$ 819,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$848,398	$ 754,711

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized gain (loss) on equity securities arising during the period	$6,276	$(19,526)

Reclassification adjustment for gain included in net income	$(145,191)	$ -
Reclassification of loans receivable to assets acquired in satisfaction of loans	$17,000	$ -

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation ("Ameritrans", the "Company", "our", "us", or "we") as of September 30, 2007, and the related consolidated statements of operations and cash flows for the three months ended September 30, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company ("Management" and "Board of Directors"), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans Capital Corporation (the "Company", "Ameritrans", "our", "us", or "we"), is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation, and through its subsidiary, Elk Associates Funding Corporation ("Elk"), makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other diversified small businesses as permitted by the U.S. Small Business Administration (the "SBA").  Ameritrans also makes loans to and invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages, and equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an "SBIC") under the Small Business Investment Act of 1958, as amended (the "1958 Act"). Elk makes loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets, and for other diversified businesses that qualify for funding as small concerns under the SBA Regulations.

The Company's internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Both Ameritrans and Elk are registered as business development companies, or "BDCs," under the Investment Company Act of 1940, as amended (the "1940 Act").  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or "RICs," for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder.  On November 8, 2007 The Board of Ameritrans declared a dividend of $0.01 per share on its Common Stock for the period July 1, 2007 through September 30, 2007.  The dividend is payable on or about December 12, 2007 to stockholders of record as of November 19, 2007.  The dividend was declared from estimated earnings for the period ending September 30, 2007.  Prior to this dividend, Ameritrans had not paid common dividends to its stockholders since the three month period ended December 31, 2002.  All Preferred Stock dividends have been duly paid each quarter which enables the Company to fulfill its 90% distribution of earnings requirement.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and Elk's wholly owned subsidiaries, EAF Holding Corporation ("EAF"), EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.  All significant inter-company transactions have been eliminated in consolidation.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At September 30, 2007 EAF was not operating any assets acquired in satisfaction of defaulted loans by Elk.

EAF Leasing LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing II LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing II LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing III LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing III LLC was voluntarily liquidated and dissolved on April 10, 2007.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation ("Elk Capital"), which may engage in lending and investment activities similar to its parent.  Since its inception, Elk Capital has had no operations.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company ("RIC") under the Internal Revenue Code (the "Code").  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as an RIC, a company must payout at least ninety percent (90%) of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal 2008, the Company intends to make the required distributions to its stockholders.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are reported as "provisions for income taxes" and reflected in each of the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the applicable period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the period ended September 30, 2006, the effect of stock options and warrants has been excluded from the diluted calculation since their inclusion would be antidilutive.

Loan Valuations

The Company’s loan portfolio is carried at fair value.  Where no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors with Management's participation.  In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The fair value of the loans approximates cost less unrealized depreciation.

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

Stock Options

The Company began applying Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Accounting for Stock-Based Compensation", and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs pertaining to stock options will be reflected in net income (loss), for grants made including and subsequent to January 1, 2006, only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans, and the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure.

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 7).

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

2.      Equity Investments

Equity investments consist of the following:

	September 30, 2007 (unaudited)	June 30, 2007

Investments, equity basis	$ 545,256	$ 629,693
Investments, other	2,069,110	2,208,026

	$ 2,614,366	$ 2,837,719

Investments, Equity Basis

The Company invested $750,000 and $25,000 to obtain membership interests in two (2) separate limited liability companies in June 2006 and June 2007, respectively.  Since the Company has membership interests in excess of 20% and has significant influence, these investments are accounted for using the equity basis of accounting.  For the three months ended September 30, 2007 and 2006, equity in (loss) income of these investments was ($84,437) and $28,139, respectively.

Investments, Other

As of September 30, 2007 and June 30, 2007, the Company held investments classified as available-for-sale of $186,334 and $325,250, respectively.  The unrealized gain (loss) included in comprehensive income (loss) for the three months ended September 30, 2007 and 2006 was $6,276 and ($19,526), respectively (see Note 8).  As of September 30, 2007 and June 30, 2007, the Company also held investments in non-publicly traded companies carried under the cost-method of $1,882,776.

Elk obtained a 48% stock ownership interest in a company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs.  The profit or loss of this company is to be retained by the majority stockholder of this company.  Commencing on or after July 1, 2007, and for a two and one-half year period thereafter, the majority stockholder has the right to purchase Elk's interest in this company at a price stipulated in the stockholders' agreement, by giving notice and exercising its right to repurchase Elk's shares.  Elk has the right (put option) under the agreement to require the company to repurchase Elk's 48% interest in this company.  Under both arrangements, the price is determined by the difference between the market value of the medallions and the outstanding balance on the loan on the date the right is exercised.

During the three months ended September 30, 2007, the Company received $145,191 as proceeds from the partial sale of the above investment, which is included in gain on sale of equity investments in the accompanying consolidated statements of operations.

3.      Investment in Life Settlement Contracts

On September 20, 2006, the Company entered into an agreement (the "Agreement") with an unaffiliated company to purchase previously issued life insurance policies owned by unrelated individuals.  Under terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of September 30, 2007, the carrying value of amounts invested was $2,130,116, which represents the amounts paid to cover first year premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000, and to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2008	$ 1,800,000
2009	1,800,000
2010	1,800,000
2011	1,800,000
2012	1,800,000
Thereafter	11,600,000

$ 20,600,000

4.      Debentures Payable to SBA

At September 30, 2007 and June 30, 2007, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	9/30/07 and 6/30/07 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
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

5.      Notes Payable

Banks:

At September 30, 2007 and June 30, 2007, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000. At September 30, 2007 and June 30, 2007, $27,925,697 and $29,332,500 respectively, were outstanding under these lines. The loans, which mature at various dates through January 3, 2008, and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rate minus 0.50%.  At September 30, 2007, the weighted average interest rate on outstanding bank debt was approximately 6.84%.

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

Other:

On July 12 and July 13, 2007, the Company received three loans totaling $500,000 from three related parties to facilitate the funding of a new loan receivable.  The loan principal is due and payable within 30 days of demand and bears interest at a rate of 10% per annum.  Payments of interest only are due and payable on the first of each month.

6.      Commitments and Contingencies

Interest Rate Swaps

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for notional amounts of $5,000,000 each, one of which expired October 15, 2007 and one will expire on October 14, 2008.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates on outstanding bank debt. The swap transaction that expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008, provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.  As of September 30, 2007, the LIBOR plus 1.5% was above the fixed rates of 6.20% and 6.23%.  The Company regularly monitors the cost and efficiency of swaps.

7.        Stock Option Plans

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to the Company's employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company's success in large measure depends.  As of September 30, 2007, options to purchase an aggregate of 138,850 shares of Common Stock were issued and outstanding under the 1999 Employee Plan.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of September 30, 2007, options to purchase an aggregate of 46,491 shares were issued and outstanding under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

Options Granted, Exercised, and Canceled

During the three months ended September 30, 2007 and 2006, the Company did not grant any options under either plan.

An officer of the Company was terminated on May 18, 2007.  Pursuant to the terms of the 1999 Employee Plan, the officer had ninety (90) days from the date of termination of employment with the Company to exercise 8,750 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.  On August 16, 2007, the officer exercised 4,375 options at a purchase price of $4.50 per share.  The remaining 4,375 options terminated, unexercised.

After adoption of SFAS 123(R) (See Note 1), the fair value of the options granted to date amounted to $118,475 at September 30, 2007, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  As of September 30, 2007, total deferred compensation related to unvested options was $94,475, which is expected to be recognized over a period of approximately three years.

The following tables summarize information about the transactions of both stock option plans:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2007	194,091	$5.29
Granted	-	-
Canceled	-	-
Expired	(4,375)	$5.56
Exercised	(4,375)	$4.50

Options outstanding at September 30, 2007	185,341	$5.30

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price

$ 4.50-$ 4.95	29,425	2.08 years	$ 4.70	29,425	$ 4.70
$ 5.56-$ 6.12	29,425	3.25 years	$ 5.81	29,425	$ 5.81
$ 4.58	10,917	.99 years	$ 4.58	10,917	$ 4.58
$ 6.25	16,000	2.29 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	5.66 years	$ 5.28	20,000	$ 5.28
$ 5.30	9,433	4.23 years	$ 5.30	-	$ 5.30
$ 4.93	10,141	4.61 years	$ 4.93	-	$ 4.93

$ 4.50-$ 6.25	185,341	4.02 years	$ 5.30	105,767	$5.34

8.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2007	2006

Net income	$142,832	$33,027
Other comprehensive income:
Reclassification adjustment for gain included in net income	(145,191)	-
Unrealized gain (loss) on equity investments	6,276	(19,526)
Total comprehensive income	$3,917	$13,501

9.      Other Matters

Quarterly Dividend

The Company has declared and paid the quarterly dividend on its 9 3/8% Cumulative Participating Preferred Stock (the "Participating Preferred Stock") since the Participating Preferred Stock was issued. Most recently, on September 19, 2007 the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period July 1, 2007 through September 30, 2007, which was paid on or about October 15, 2007 to all holders of record as of September 28, 2007.

SBA Matter

In August, 2007, the Company received a letter from the US Small Business Administration ("SBA") together with a copy of the Examination Report dated March 9, 2007, for the 18 month period ended September 30, 2006 (the "Report").  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) reduction in capital without obtaining the SBA's prior written approval, (2) payment of dividends without sufficient net income from operations without obtaining the SBA's prior written consent, and (3) the occurrence of a conflict of interest on one loan transaction and the need for Elk to improve its internal controls to prevent a reoccurrence of a similar conflict transaction in the future.  The Report also contained certain other comments with respect to SBA's review and approval of management expenses.  Each of the findings of the SBA are internal in nature and have since been rectified to SBA's satisfaction, except for the review of management expenses which is still under review by SBA, as additional information was provided to SBA for review by a letter from the Company dated October 26, 2007.  Management believes these findings will not have any adverse financial consequence to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Commission by the Company on September 28, 2007 and which is available on the Company's web site at www.ameritranscapital.com.

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at September 30, 2007 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and related collateral and other investments including medallions, and contingencies from daily operations, as discussed below:

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

Equity Investments.  Equity investments are comprised principally of common stock investments, as well as member and limited partnership interests in various companies.  The Company classifies its investments under the equity and cost basis methods of accounting, and certain investments are classified as available-for-sale.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk's business has consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses. Historically, Elk's earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk's banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management's estimate of the fair value, as approved by the Board of Directors. See Note 1 of "Notes to Consolidated Financial Statements."

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Total Investment Income

The Company’s interest income for the three months ended September 30, 2007 increased $325,952 or 27% to $1,550,093 as compared to the three months ended September 30, 2006.  The increase in investment income between the periods can be attributed to higher interest rates charged on the total loan portfolio for the quarter. Fees and other income decreased by $103,437 or 58% to $75,650 as compared to the three months ended September 30, 2006. The decrease is primarily attributed to a decrease in loan origination fees of approximately $62,000, a decrease in other income of approximately $28,000, and lower late fees charged of approximately $13,000.  No leasing income was earned for the three months ended September 30, 2007 due to the sale of all leased taxi medallions in prior quarters resulting in decreased income of $23,000.  Additionally, a one time gain of approximately $145,000 was recorded in the quarter for the partial sale of an equity investment.  Equity in (loss) income of investee was approximately ($84,000) and $28,000 for the three months ended September 30, 2007 and 2006, respectively.  Each investee reported losses during the current period due to lower sales and higher operating costs during the current period.

Operating Expenses

Interest expense for the three months ended September 30, 2007 increased $99,433, or 19%, to $635,579 as compared to the three months ended September 30, 2006, due to an  increase in the outstanding banks notes payable from the same period last year of approximately $5,543,000.  Salaries and employee benefits increased $75,942, or 27%, as compared to the similar period in the prior year.  Professional fees increased $28,131 or 16%, as compared to the comparable period in the prior year, due primarily to an increase in accounting and auditing fees of approximately $35,000 primarily for Sarbanes Oxley compliance. Legal fees including legal fees paid to a related party for loan closings decreased by approximately $7,000.  Write off and depreciation of interest and loans receivable increased $13,526 or 48%, as compared to the similar quarter in the prior year. The increase in the amount of write-offs and depreciation reflects the reserving of potential write-offs of loans deemed to be in excess of estimated collateral values. Other administrative expenses decreased $59,374 or 19% as compared to the similar period in the prior year which is primarily due to lower medallion renewal fees of approximately $35,000,  lower loan facility fees $12,500, and savings in depreciation $ 11,500.  Occupancy expenses increased $14,380 or 26% as compared to the similar period in the prior year.

Net Income

Net income increased from $33,027 for the three months ended September 30, 2006 to $142,832 for the three months ended September 30, 2007.  The increase in net income between the periods was attributable primarily to increases in interest income and an equity gain on investment. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended September 30, 2007 and 2006.

Financial Condition at September 30, 2007 and June 30, 2007

Balance Sheet and Reserves

Total assets decreased $1,314,739 to $62,630,144 at September 30, 2007 as compared to the June 30, 2007 total assets of $63,944,883. This decrease was primarily due to a decrease in net loans receivable of $2,243,851 partially offset by an increase in cash and equivalents of $716,734, and an increase in investment in life settlement contracts of $220,039.  Total liabilities decreased during the quarter by $1,253,969 primarily due to borrowings against outstanding bank credit lines that were $4,393,197 versus $5,800,000 in repayments on these credit lines. This resulted in a decrease of $1,406,803 in short-term bank borrowings.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At September 30, 2007, approximately 70% of Elk's indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 6.63% to 7.11%, whereas approximately 30% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000, of which $8,074,303 was available for draw down as of September 30, 2007 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the

SBA and the availability of funds.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of September 30, 2007, premium payments due through the life expectancy of the insured are approximately $9,000,000 over the next five years and $11,600,000 thereafter.

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 is effective for the Company in July 2008. The Company is currently evaluating the impact, if any, SFAS 159 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements. In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability. The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for the Company in July 2008. The Company is currently evaluating the impact, if any, SFAS 157 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109."  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for our fiscal year beginning July 1, 2007.  The Company does not believe that FIN 48 will have an impact on the Company's operations or financial position.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's business activities contain elements of risk. The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company's risk management systems and procedures are designed to identify and analyze the Company's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.  The Company is not engaged in sub prime mortgage lending.

The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors based on review by Management in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors' estimate based on review by Management of the current fair value of each component of the portfolio. Any changes in estimated fair value are recorded in the Company's statement of operations as net unrealized depreciation on investments.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase (decrease) in interest rates would have resulted in an additional net income (loss) of approximately $8,400 at September 30, 2007. This is comprised of a 1% change in two components, loans receivable of approximately $21,300,000 at variable interest rate terms, and approximately $17,900,000 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan portfolio.  This example takes into account the impact of two (2) $5,000,000 interest rate swaps the Company had in place on its bank debt as of September 30, 2007 to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

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

 (b) Reports on Form 8-K

On November 8, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a dividend for its common stock based on estimated earnings for the first quarter of 2008. (12)

On September 28, 2007, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the fourth quarter and fiscal year ending June 30, 2007. (12)

On September 20, 2007, the Company filed a current report on Form 8-K reporting under Items 1.01 and 5.02 that the Company entered into a definitive material agreement and compensatory arrangement with an officer. (12)

On September 17, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the first quarter of 2008. (12)

(All other items of Part II are inapplicable)

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated: November 14, 2007 By: /s/ Gary C. Granoff Gary C. Granoff Chief Executive Officer and Chief Financial Officer

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

Dated: November 14, 2007

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

Chief Executive Officer, and Chief Financial Officer

November 14, 2007