Form 10-Q
period 2007-12-31
AMERITRANS CAPITAL CORP
filed 2008-02-13
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2007

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of February 11, 2008:  3,405,583.

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

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 (UNAUDITED) AND JUNE 30, 2007

ASSETS

	December 31, 2007	June 30, 2007

Loans receivable	$ 58,623,020	$ 57,693,496
Less: unrealized depreciation on loans receivable	(282,708)	(286,550)
Loans receivable, net	58,340,312	57,406,946

Cash and cash equivalents	524,861	251,394
Accrued interest receivable, net of unrealized depreciation of $22,316 and $51,500, respectively	681,013	596,553
Assets acquired in satisfaction of loans	38,250	56,030
Receivables from debtors on sales of assets acquired in satisfaction of loans	286,506	225,625
Equity investments	2,344,796	2,837,719
Investment in life settlement contracts	2,345,813	1,910,077
Furniture, equipment and leasehold improvements, net	167,221	183,043
Prepaid expenses and other assets	617,297	477,496

TOTAL ASSETS	$65,346,069	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2007 (UNAUDITED) AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2007	June 30, 2007
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	31,195,697	29,332,500
Notes payable, related parties	100,000	150,000
Accrued expenses and other liabilities	387,156	431,577
Accrued interest payable	288,042	301,591
Dividends payable	84,375	84,375

TOTAL LIABILITIES	44,055,270	42,300,043

COMMITMENTS AND CONTINGENCIES (Notes 3,4, 5, 6 and 9)

STOCKHOLDERS' EQUITY
Preferred stock 500,000 shares authorized, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $ 0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $ 0.0001 par value; 10,000,000 shares authorized; 3,405,583 and 3,401,208 shares issued and 3,395,583 and 3,391,208 shares outstanding at 12/31/07 and 6/30/07 respectively	341	340
Additional paid-in-capital	21,139,504	21,119,817
Deferred compensation	(59,155)	(94,475)
Stock options outstanding	133,613	118,475
Accumulated deficit	(3,255,377)	(2,987,539)
Accumulated other comprehensive loss	(198,127)	(41,778)

	21,360,799	21,714,840
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,290,799	21,644,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,346,069	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
INVESTMENT INCOME
Interest on loans receivable	$ 1,559,445	$ 1,376,992	$ 3,109,540	$ 2,601,133
Gain on sale of medallions and automobiles	-	9,315	-	9,315
Realized losses on equity securities, net	(175,105)	-	(29,914)	-
Equity in loss of investee (Note 3)	(77,031)	(66,648)	(161,468)	(38,509)
Fees and other income	58,701	59,132	155,543	238,219
Leasing income	-	39,846	-	62,817

TOTAL INVESTMENT INCOME	1,366,010	1,418,637	3,073,701	2,872,975
OPERATING EXPENSES
Interest	674,254	545,499	1,309,834	1,081,645
Salaries and employee benefits	426,624	335,220	785,425	618,078
Occupancy costs	68,025	55,103	137,043	109,741
Professional fees	146,687	184,646	348,842	358,671
Other administrative expenses	274,476	232,159	532,334	548,134
Loss and impairments on assets acquired in satisfaction of loans, net	-	1,921	-	31,669
Write off and depreciation on interest and loans receivable, net	(16,093)	66,728	25,354	94,649
TOTAL OPERATING EXPENSES	1,573,973	1,421,276	3,138,832	2,842,587
NET INCOME (LOSS)	$ (207,963)	$ (2,639)	$ (65,131)	$ 30,388
DIVIDENDS ON PREFERRED STOCK	$ (84,375)	$ (84,375)	$ (168,750)	$ (168,750)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (292,338)	$ (87,014)	$ (233,881)	$ (138,362)

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic and diluted	3,395,583	3,391,208	3,394,465	3,391,208

NET LOSS PER COMMON SHARE
- Basic and diluted	$ (0.09)	$ (0.03)	$ (0.07)	$ (0.04)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED December 31, 2007 AND 2006 (UNAUDITED)

	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (65,131)	$ 30,388
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39,949	60,582
Gain on sale of medallions and automobiles	-	(9,315)
Deferred compensation	50,458	24,000
Equity in loss of investee	161,468	38,509
Loss on write-down of equity investments	175,105	-
Gain on sale of equity investment	(145,191)	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(33,024)	(53,750)
Accrued interest receivable	(55,276)	(104,318)
Prepaid expenses and other assets	(160,471)	75,085
Accrued expenses and other liabilities	(44,421)	(337,357)
Accrued interest payable	(13,549)	(99,899)
TOTAL ADJUSTMENTS	(24,952)	(406,463)
NET CASH USED IN OPERATING ACTIVITIES	(90,083)	(376,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	(929,524)	1,320,593
Proceeds from assets acquired in satisfaction of loans	17,780	215,951
Receivables from debtors on sales of assets acquired in satisfaction of loans	(60,881)	(50,377)
Proceeds from sale of medallions and automobiles	-	183,000
Purchases of equity investments	-	(226,172)
Investment in life settlement contracts	(435,736)	(2,031,464)
Proceeds from sale of equity investments	145,191	65,200
Purchase of furniture and equipment	(3,459)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,266,629)	(523,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	9,743,197	5,455,000
Repayments of notes payable, banks	(7,880,000)	(4,375,000)
Dividends paid	(202,706)	(168,750)
Proceeds from notes payable, related parties	500,000	-
Repayments of notes payable, related parties	(550,000)	-
Proceeds from exercise of stock options	19,688	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,630,179	911,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	273,467	11,906

CASH AND CASH EQUIVALENTS – Beginning	251,394	846,623

CASH AND CASH EQUIVALENTS – Ending	$ 524,861	$ 858,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 1,323,383	$ 1,182,797

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized loss on equity securities arising during the period	$ (11,158)	$ (57,880)

Reclassification adjustment for gain included in net income	$ (145,191)	$ -
Stock options granted	$ 15,138	$ 107,320

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of December 31, 2007, and the related consolidated statements of operations for the three months and six months ended December 31, 2007 and 2006 and cash flows for the six months ended December 31, 2007 and 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and six months ended December 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans Capital Corporation (the “Company”, “Ameritrans”, “our”, “us”, or “we”), is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation, and through its subsidiary, Elk Associates Funding Corporation (“Elk”), makes loans to taxi owners to finance the acquisition and operation of taxi medallions and related assets, and to other diversified small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes loans to and invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages, and equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”). Elk makes loans for financing the purchase or continued ownership of taxi medallions, taxis and related assets, and for other diversified businesses that qualify for funding as small concerns under the SBA Regulations.

The Company's internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and continuously since June 1996. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder.  On November 8, 2007 The Board of Ameritrans declared a dividend of $0.01 per share on its Common Stock for the period July 1, 2007 through September 30, 2007.  The dividend was paid on December 12, 2007 to stockholders of record as of November 19, 2007.  The dividend was declared from estimated earnings for the period ending September 30, 2007.  Prior to this dividend, Ameritrans had not paid common dividends to its stockholders since the three month period ended December 31, 2002.  All Preferred Stock dividends have been duly paid each quarter which enables the Company to fulfill its 90% distribution of earnings requirement.

Because it is a small business investment company (“SBIC”), Elk's operations are subject to other restrictions, and all loans and investments must comply with applicable SBA Regulations. For example, the interest rate that Elk can charge, the percentage of any other company it can own, the size of the businesses to which it can make loans, and the length of time to the maturity date are limited by SBA rules. Elk's business is funded by loans from banks and, to a lesser extent, by the proceeds of subordinated debentures issued to the SBA. Ameritrans is not an SBIC and is not subject to SBA regulation.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and Elk's wholly owned subsidiaries, EAF Holding Corporation (“EAF”); EAF Leasing LLC and EAF Leasing II LLC.  All significant inter-company transactions have been eliminated in consolidation.

EAF began operations in December 1993 and owned and operated certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At December 31, 2007 EAF was not operating any assets acquired in satisfaction of defaulted loans by Elk.

EAF Leasing LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing II LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing II LLC was voluntarily liquidated and dissolved on July 17, 2007.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation (“Elk Capital”), which may engage in lending and investment activities similar to its parent.  Since its inception, Elk Capital has had no operations.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as an RIC, a company must payout at least ninety percent (90%) of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal 2008, the Company intends to make the required distributions to its stockholders.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are reported as “provisions for income taxes” and reflected in each of the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the applicable period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the periods ended December 31, 2007 and 2006, the effect of stock options and warrants has been excluded from the diluted calculation since their inclusion would be antidilutive.

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

Unrealized depreciation in loan values has generally been caused by specific events related to credit risk.  Loans are considered “non-performing” once they become 90 days past due as to principal or interest.  These past due loans are periodically evaluated by management and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, a reserve is established.  If the fair value of the collateral exceeds the loan balance at the date of valuation, the Company makes no write-down of the loan amount.

Stock Options

The Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Accounting for Share-Based Compensation”, and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Share-based employee compensation costs in the form of stock options will be reflected in net income (loss), for grants made including and subsequent to January 1, 2006, only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans, as the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.

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

Investment in Life Settlement Contracts

The Company uses the investment method to value contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based on changes in the insured’s life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its fair value.

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

2.

Equity Investments

Equity investments consist of the following:

	December 31, 2007 (unaudited)	June 30, 2007

Investments, equity basis	$ 468,226	$ 629,693
Investments, other	1,876,570	2,208,026

	$ 2,344,796	$ 2,837,719

Investments, Equity Basis

The Company invested $750,000 and $25,000 to obtain membership interests in two (2) separate limited liability companies in June 2006 and June 2007, respectively.  Since the Company has membership interests in excess of 20% and exercises significant influence, these investments are accounted for using the equity basis of accounting.  For the three months and six months ended December 31, 2007, equity in loss of these investments was ($77,031) and ($161,468), respectively.

Investments, Other

As of December 31, 2007 and June 30, 2007, the Company held investments classified as available-for-sale of $168,901 and $325,250, respectively.  The unrealized gain (loss) included in comprehensive income (loss) for the three months and six months ended December 31, 2007 was ($17,434) and ($11,158), respectively (see Note 8).  As of December 31, 2007 and June 30, 2007, the Company also held investments in non-publicly traded companies carried under the cost-method of $1,707,669 and $1,882,776, respectively.

Elk obtained a 48% stock ownership interest in a company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs.  The profit or loss of this company is to be retained by the majority stockholder of this company.  Commencing on or after July 1, 2007, and for a two and one-half year (2 ½) period thereafter, the majority stockholder has the right to purchase Elk's interest in this company at a price stipulated in the stockholders' agreement, by giving notice and exercising its right to repurchase Elk's shares.  Elk has the right (put option) under the agreement to require the company to repurchase Elk's 48% interest in this company.  Under both arrangements, the price is determined by the difference between the market value of the medallions and the outstanding balance on the loan on the date the right is exercised.

During the six months ended December 31, 2007, the Company received $145,191 as proceeds from the partial sale of the above investment, which is included in gain on sale of equity investments in the accompanying consolidated statements of operations. The Company entered into an agreement to sell its investment in London Taxi North America.  As a result of this pending sale, the Company will incur a loss of $34,105 and has provided for the loss during the quarter ended December 31, 2007.

During the three months ended December 31, 2007, Ameritrans charged off $141,000 related to several investments in real estate limited partnerships.   Each investment was in a single purpose limited partnership and each limited partnership had a separate general partner.  The properties owned by each limited partnership were under a management contract with the same entity, which ultimately controlled each general partner.   The limited partnerships are classified as equity investments on the Company’s financial statements.   In the third quarter of 2007, the general partner filed for protection under the bankruptcy laws.  After an analysis of each investment, the Company believes the charges offs reflect the diminution of value in several of the investments and properly adjusts the fair market value of each limited partnership interest.

3.

Investment in Life Settlement Contracts

On September 20, 2006, the Company entered into an agreement (the “Agreement”) with an unaffiliated company to purchase previously issued life insurance policies owned by unrelated individuals.  Under terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of December 31, 2007, the carrying value of amounts invested was $2,345,813, which represents the amounts paid to cover first year premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000, and to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2008 (six months)	$ 900,000
2009	1,800,000
2010	1,800,000
2011	1,800,000
2012	1,800,000
Thereafter	11,600,000

$ 19,700,000

4.

Debentures Payable to SBA

At December 31, 2007 and June 30, 2007, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	12/31/07 and 6/30/07 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
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

5.

Notes Payable

Banks:

At December 31, 2007 and June 30, 2007, Elk had loan agreements with three (3) banks for lines of credit aggregating $36,000,000.  At December 31, 2007 and June 30, 2007, $31,195,697 and $29,332,500 respectively, were outstanding under these lines.  During the first week of January, 2008, the Company increased its credit lines by $4,000,000.  The loans, which mature at various dates through November 1, 2008, and bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rate minus 0.50%.  At December 31, 2007, the weighted average interest rate on outstanding bank debt was approximately 6.41%.

Upon maturity, the Company anticipates that the banks will extend these lines of credit for another year, as has been the practice in previous years.  Pursuant to the terms of the agreements, the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks, the SBA agreed to subordination in favor of the banks, provided that the Company maintains certain debt levels based on performance of its portfolio.

Related Parties:

On July 12 and July 13, 2007, the Company received three loans totaling $500,000 from three related parties to facilitate the funding of a new loan receivable.  The loan principal is due and payable within 30 days of demand and bears interest at a rate of 10% per annum.  Payments of interest only are due and payable on the first of each month.  As of December 31, 2007, two loans totaling $400,000 have been fully repaid.  As of January 1, 2008, the interest rate on the remaining loan was reduced from 10% per annum to 8% per annum.

6.

Commitments and Contingencies

Interest Rate Swaps

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for notional amounts of $5,000,000 each, one of which expired October 15, 2007 and one will expire on October 14, 2008.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates on outstanding bank debt. The swap transaction that expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008, provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.  As of December 31, 2007, the LIBOR plus 1.5% was above the fixed rate of 6.23%. The Company regularly monitors the cost and efficiency of swaps.

7.

Stock Option Plans

Employee Incentive Stock Option Plan

An employee stock option plan (the “1999 Employee Plan”) was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company's long-term financial success and the growth of stockholder value.  Subsequent amendments to the 1999 Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan from 125,000 to 200,000 shares and from 200,000 to 300,000 shares, respectively.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to the Company's employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company's success in large measure depends.  As of December 31, 2007, options to purchase an aggregate of 158,850 shares of Common Stock have been granted and are outstanding under the 1999 Employee Plan.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.

Non-Employee Director Stock Option Plan

A stock option plan for non-employee directors (the “Director Plan”) was adopted by the Ameritrans Board and approved by a vote of the stockholders, in order to link the personal interests of non-employee directors to the Company's long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Elk and approved by its stockholders in September 1998 (the “Elk Director Plan”).  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board on November 14, 2001, and approved by the stockholders at the Annual Meeting on January 18, 2002.  The amendment is still subject to the approval of the Securities and Exchange Commission.  The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board.

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of December 31, 2007, options to purchase an aggregate of 46,491 shares of Common Stock have been granted and are outstanding under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

Options Granted, Exercised, and Canceled

On October 8, 2007, the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted Michael Feinsod, President of Ameritrans, options to purchase up to 20,000 shares of common stock of the Company exercisable at $4.50 per share. Such shares were fully vested at the date of grant.

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

After adoption of SFAS 123(R) (See Note 1), the fair value of the options granted to date amounted to $133,613 at December 31, 2007, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options for the six months ended December 31, 2007 was $50,458.  As of December 31, 2007, total deferred compensation related to unvested options was $59,155, which is expected to be recognized over a period of approximately three years.

The following tables summarize information about the transactions of both stock option plans as of December 31, 2007:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2007	194,091	$5.29
Granted	20,000	$4.50
Canceled	-	-
Expired	(4,375)	$5.56
Exercised	(4,375)	$4.50

Options outstanding at December 31, 2007	205,341	$5.22

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$ 4.50-$ 4.95	29,425	1.86 years	$ 4.70	29,425	$ 4.70
$ 5.56-$ 6.12	29,425	3.04 years	$ 5.81	29,425	$ 5.81
$4.50	20,000	4.84 years	$4.50	20,000	$ 4.50
$ 4.58	10,917	.75 years	$ 4.58	10,917	$ 4.58
$ 6.25	16,000	2.06 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	5.41 years	$ 5.28	40,000	$ 5.28
$ 5.30	9,433	4.03 years	$ 5.30	9,433	$ 5.30
$ 4.93	10,141	4.42 years	$ 4.93	-	$ 4.93

$ 4.50-$ 6.25	205,341	3.86 years	$ 5.22	155,200	$5.22

8.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31, 2006
	2007	2006	2007	2006

Net income (loss)	$(207,963)	$(2,639)	$(65,131)	$30,388
Other comprehensive income (loss):
Reclassification adjustment for gain included in net income (loss)	-	-	(145,191)	-
Unrealized loss on equity investments	(17,434)	(38,354)	(11,158)	(57,880)
Total comprehensive income (loss)	$(225,397)	$(40,993)	$(221,480)	$(27,492)

9.

Other Matters

Dividend Declarations

The Company has declared and paid the quarterly dividend on its 9 3/8% Cumulative Participating Preferred Stock (the “Participating Preferred Stock”) since the Participating Preferred Stock was issued. Most recently, on December 17, 2007, the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period October 1, 2007 through December 31, 2007, which was paid on January 15, 2008 to all holders of record as of December 28, 2007.

On February 13, 2008, the Board declared a dividend of $0.01 per share on its Common Stock, for the period October 1, 2007 through December 31, 2007.  The dividend is payable on or about March 12, 2008 to shareholders of record as of February 25, 2008.  The dividend is being declared from estimated earnings for the period ending June 30, 2008.

SBA Matter

In August, 2007, the Company received a letter from the US Small Business Administration (“SBA”) together with a copy of the Examination Report dated March 9, 2007, for the 18 month period ended September 30, 2006 (the “Report”).  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) reduction in capital without obtaining the SBA's prior written approval, (2) payment of dividends without sufficient net income from operations without obtaining the SBA's prior written consent, and (3) the occurrence of a conflict of interest on one loan transaction and the need for Elk to improve its internal controls to prevent a reoccurrence of a similar conflict transaction in the future.  The Report also contained certain other comments with respect to SBA's review and approval of management expenses.  Each of the findings of the SBA are internal in nature and have since been rectified to SBA's satisfaction, except for the review of management expenses which is still under review by SBA, as additional information was provided to the SBA for review by correspondence from the Company dated October 26, 2007.  Management believes these findings will not have any adverse financial consequence to the Company.

10.

New Accounting Pronouncements – Not Yet Effective

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

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at December 31, 2007 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and related collateral and other investments including medallions, and contingencies from daily operations, as discussed below:

Valuation of Loans Receivable. The Company's loan portfolio is carried at fair value.  Since no ready market exists for these loans, the fair value is determined in good faith by the board of directors of the Company (“the Board”) with management’s participation.  In determining the fair value, the Board considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The fair value of the loans approximates cost less unrealized depreciation.

Unrealized depreciation in loan values has generally been caused by specific events related to credit risk.  Loans are considered “non-performing” once they become 90 days past due as to principal or interest.  These past due loans are periodically evaluated by management and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, a reserve is established.  If the fair value of the collateral exceeds the loan balance at the date of valuation, the Company makes no write-down of the loan amount.

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

Assets Acquired in Satisfaction of Loans. Assets acquired in satisfaction of loans are carried at the lower of the net value of the related foreclosed loan or the fair value less cost of disposal. Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

Investment in Life Settlement Contracts.  The Company uses the investment method to value these contracts, which capitalizes contract costs plus premiums paid to keep the policies in force.  The difference between the carrying value of the contract and proceeds received, either upon death of the insured or sale of the policy, are recorded in earnings.  Contracts are also tested for impairment based on changes in the insured's life expectancy or creditworthiness of the issuer of the policy.  If an impairment loss is recognized, the carrying amount of the investment is written down to its fair value.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk's business has consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses. Historically, Elk's earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk's banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management's estimate of the fair value, as approved by the Board of Directors. See Note 1 of “Notes to Consolidated Financial Statements.”

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Total Investment Income

The Company’s interest income for the three months ended December 31, 2007 increased $182,453 or 13% to $1,559,445 as compared to the three months ended December 31, 2006.  The increase in investment income between the periods can be attributed to increased volume of loans outstanding.  No leasing income was earned for the three months ended December 31, 2007 due to the sale of all leased taxi medallions in prior quarters resulting in decreased income of $39,846. Realized loss on equity securities increased ($175,105) for the three months ended December 31, 2007.  This is largely attributable to charge offs of certain assets ($141,000) and the reduction to carrying value of an investment ($34,105) to be sold in February 2008.

Operating Expenses

Interest expense for the three months ended December 31, 2007 increased $128,755, or 24%, to $674,254 as compared to the three months ended December 31, 2006, due to an increase in the outstanding banks notes payable from the same period last year of approximately $9,188,000.  Salaries and employee benefits increased $91,404, or 27%, as compared to the similar period in the prior year largely due to new hires, increases in employee wages and benefits, along with compensation relating to options. Professional fees decreased $37,959 or 21%, as compared to the comparable period in the prior year, due primarily to lower legal fees of approximately $17,500 due to the sale of medallions combined with savings in accounting and auditing fees of approximately $19,600 due to hiring an internal controller. Write off and depreciation of interest and loans receivable decreased $82,821 or 73%, as compared to the similar period in the prior year. Other administrative expenses increased $42,317 or 18% as compared to the similar period in the prior year which is primarily due to higher travel costs of approximately $13,800, director fees and expenses of approximately $24,500 and recruitment fees of approximately $14,300, offset by savings in computer related expenses of approximately $13,200. Occupancy expenses increased approximately $13,000 or 23% as compared to the similar period in the prior year due to an increase in head count requiring more space, general facility expense increases and higher shared services.

Net Income

Net loss increased from ($2,639) for the three months ended December 31, 2006 to a loss of ($207,963) for the three months ended December 31, 2007.  The decrease between the periods was attributable primarily due to higher operating expenses, charge offs of equity investments, lower income from equity investments, fees, and discontinued leasing activity, partially offset by increased interest income.  Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended December 31, 2007 and 2006.

Results of Operations for the Six Months Ended December 31, 2007 and 2006

Total Investment Income

The Company’s interest income for the six months ended December 31, 2007 increased $508,407 or 20% to $3,109,540 as compared to the six months ended December 31, 2006.  The increase in investment income between the periods can be attributed to increased volume of loans outstanding. Fees and other income decreased by $82,676 or 35% to $155,543 as compared to the six months ended December 31, 2006. The decrease is primarily attributed to a decrease in loan origination fees of approximately $70,000 and lower late fees charged of approximately $21,000.  No leasing income was earned for the six months ended December 31, 2007 due to the sale of all leased taxi medallions in prior quarters resulting in decreased income of $62,817. Equity in loss of investee increased by ($122,959) to ($161,468) as compared to the six months ended December 31, 2007 and 2006, respectively.  Each investee reported losses during the current period due to lower sales volume and higher operating costs during the current period.  Realized loss on equity securities, net increased ($29,914) for the six months ended December 31, 2007 due to  charge offs of certain assets ($141,000) and the reduction to carrying value of an investment of approximately ($34,000) to be sold in February 2008, offset by a gain of approximately $145,000 reported in the prior quarter.

Operating Expenses

Interest expense for the six months ended December 31, 2007 increased $228,189, or 21%, to $1,309,834 as compared to the six months ended December 31, 2006, due to an increase in the outstanding banks notes payable from the same period last year of approximately $9,188,000.  Salaries and employee benefits increased $167,347, or 27%, as compared to the similar period in the prior year largely due to new hires, increases in employee wages and benefits, along with compensation relating to options.  Professional fees decreased $9,829 or 3%, as compared to the comparable period in the prior year, due primarily to lower legal fees, $25,350 due to the sale of medallions offset increase in accounting and auditing fees of approximately $15,521 primarily for Sarbanes Oxley compliance.  Write off and depreciation of interest and loans receivable decreased $69,295 or 73%, as compared to the similar period in the prior year. Other administrative expenses decreased $15,800 or 3% as compared to the similar period in the prior year which is primarily due to lower medallion renewal fees, lower facility fees, lower office expenses and depreciation of approximately $76,600, offset by higher travel, director fees, service fees and expenses of approximately $59,400. Occupancy expenses increased $27,301 or 25% as compared to the similar period in the prior year due to an increase in headcount requiring more space, general facility expense increases and higher shared services.

Net Income

Net income decreased from $30,388 for the six months ended December 31, 2006 to a loss of ($65,131) for the six months ended December 31, 2007.  The decrease between the periods was attributable primarily due to higher operating expenses, charge offs of equity investments, lower income from equity investments, fees, and discontinued leasing activity, partially offset by increased interest income. Dividends for Participating Preferred Stock were unchanged at $84,375 for the six months ended December 31, 2007 and 2006.

Financial Condition at December 31, 2007 and June 30, 2007

Balance Sheet and Reserves

Total assets increased $1,401,186 to $65,346,069 at December 31, 2007, as compared to the June 30, 2007 total assets of $63,944,883. This increase was primarily due to an increase in net loans receivable of $933,366 combined with an increase in cash and equivalents of $273,467, and an increase in investment in life settlement contracts of $435,736 offset by a decrease in the carrying value of equity securities of $492,923.  Total liabilities increased during the quarter by $1,755,227 primarily due to borrowings against outstanding bank credit lines that were $9,743,197 versus $7,880,000 in repayments on these credit lines. This resulted in an increase of $1,863,197 in short-term bank borrowings. Loans from related parties decreased by net $50,000 as a result of paying two loans in full during the quarter ended December 31, 2007.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At December 31, 2007, approximately 71% of Elk's indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 6.20% to 6.52%, whereas approximately 27% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $36,000,000, of which $4,804,303 was available for draw down as of December 31, 2007 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the

SBA and the availability of funds.  Additionally, in early January, Elk was granted an increase of $4,000,000 in its credit lines by one bank.  This will allow Elk to borrow up to $40,000,000, of which $8,804,303 will be available for drawdown in 2008.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of December 31, 2007, premium payments due through the life expectancy of the insured will be approximately $8,100,000 over the next five years and $11,600,000 thereafter.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is required to be adopted by the Company for the fiscal year ended June 30, 2010. The Company is evaluating the potential financial statement impact of SFAS 160 to its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is required to be adopted by the Company for the fiscal year ended June 30, 2010. The Company is evaluating the potential financial statement impact of SFAS 141R to its consolidated financial statements.

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for our fiscal year beginning July 1, 2007.  FIN 48 has not had a negative impact on the Company’s operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement requires that all separately recognized servicing rights be initially measured at fair value.  Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly.  SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets.  Additional disclosures for all separately recognized servicing rights are also required.  This Statement is effective for the Company’s fiscal year beginning July 1, 2007.  SFAS No. 156 has not had a negative impact on the Company’s operations or financial position.

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

The Company values its portfolio at fair value as determined in good faith by the Company's Board of Directors based on review by Management in accordance with the Company's valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company's portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors' estimate based on review by Management of the current fair value of each component of the portfolio. Any changes in fair value are recorded in the Company's statement of operations as net unrealized depreciation on investments.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase (decrease) in interest rates would have resulted in an additional net income (loss) of approximately ($10,700) at December 31, 2007. This is comprised of a 1% change in two components, loans receivable of approximately $24,048,000 at variable interest rate terms, and approximately $26,195,000 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan portfolio.  This example takes into account the impact of one (1) $5,000,000 interest rate swap the Company had in place on its bank debt as of December 31, 2007 to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.  During January 2008, the US Federal Reserve reduced interest rates.  Ameritrans earnings are largely attributable to the differential between rates charged to customers and the rates charged by lenders.  So long as Ameritrans can continue to lend at this differential, these changes by the Federal Reserve will not have a negative material effect on Ameritrans earnings.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This report, including, but not limited to, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain forward-looking statements within the meaning of the federal securities laws.  Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements which are not historical in nature, including the words “anticipate,” “may,” “estimate,” “should,” “seek,” “expect,” “plan,” “believe,” “intend,” and similar words, or the negatives of those words, are intended to identify forward-looking statements. Statements which also contain a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower.  Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that Ameritrans files from time to time with the Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Ameritrans.

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

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

32.1

Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

 (b) Reports on Form 8-K

On November 8, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a dividend for its common stock based on estimated earnings for the first quarter of 2008. (1)

On November 14, 2007, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the first quarter of fiscal 2008. (1)

On December 17, 2007, the Company filed a current report on Form 8-K reporting under Item 2.02 that the Company issued a press release announcing the Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the second quarter of 2008. (1)

(1)

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

AMERITRANS CAPITAL CORPORATION

Dated: February 13, 2008 By: /s/ Gary C. Granoff Gary C. Granoff Chief Executive Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

DISCLOSURE IN THE REGISTRANT'S QUARTERLY REPORT

I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

.

I have reviewed this quarterly report on Form 10-Q of Ameritrans Capital Corporation (the “report”);

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

Dated: February 13, 2008

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q for the quarter ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

Chief Executive Officer, and Chief Financial Officer

February 13, 2008