Form 10-Q
period 2008-03-31
AMERITRANS CAPITAL CORP
filed 2008-05-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2008

or

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

Large accelerated filer |_| Accelerated filer |  |  Non-accelerated filer |X|

The number of shares of Common Stock, par value $.0001 per share, outstanding as of May 12, 2008:  3,405,583.

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

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

                                             ITEM 1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 (UNAUDITED) AND JUNE 30, 2007

ASSETS

	March 31, 2008 (unaudited)	June 30, 2007

Loans receivable	$57,056,417	$57,693,496
Less: unrealized depreciation on loans receivable	(282,708)	(286,550)
Loans receivable, net	56,773,709	57,406,946

Cash and cash equivalents	1,090,182	251,394
Accrued interest receivable, net of unrealized depreciation of $20,000 and $51,500, respectively	725,820	596,553
Assets acquired in satisfaction of loans	38,250	56,030
Receivables from debtors on sales of assets acquired in satisfaction of loans	278,940	225,625
Equity investments	2,312,995	2,837,719
Investment in life settlement contracts	2,587,455	1,910,077
Furniture, equipment and leasehold improvements, net	163,462	183,043
Prepaid expenses and other assets	625,039	477,496

TOTAL ASSETS	$64,595,852	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF MARCH 31, 2008 (UNAUDITED) AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2008 (unaudited)	June 30, 2007
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	30,495,697	29,332,500
Notes payable, related parties	100,000	150,000
Accrued expenses and other liabilities	454,557	431,577
Accrued interest payable	180,404	301,591
Dividends payable	84,375	84,375

TOTAL LIABILITIES	43,315,033	42,300,043

COMMITMENTS AND CONTINGENCIES (Notes 3,4, 5, 6 and 9)

STOCKHOLDERS' EQUITY
Preferred stock 9,500,000 and 500,000 shares authorized, respectively, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $0.0001 par value; 45,000,000 and 50,000,000 shares authorized, respectively; 3,405,583 and 3,401,208 shares issued and 3,395,583 and 3,391,208 shares outstanding, respectively	341	340
Additional paid-in-capital	21,139,504	21,119,817
Deferred compensation (Note 7)	(40,639)	(94,475)
Stock options outstanding (Note 7)	133,613	118,475
Accumulated deficit	(3,281,781)	(2,987,539)
Accumulated other comprehensive loss	(200,219)	(41,778)

	21,350,819	21,714,840
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS' EQUITY	21,280,819	21,644,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,595,852	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
INVESTMENT INCOME
Interest on loans receivable	$ 1,598,059	$ 1,376,993	$ 4,707,598	$ 3,978,125
Gain on sale of medallions and automobiles	-	19,058	-	28,373
Realized losses on equity securities, net	-	-	(29,914)	-
Equity in loss of investee (Note 2)	-	(44,675)	(161,469)	(83,183)
Fees and other income	80,884	126,531	236,429	364,750
Leasing income	-	13,566	-	76,383

TOTAL INVESTMENT INCOME	1,678,943	1,491,473	4,752,644	4,364,448
OPERATING EXPENSES
Interest	587,253	537,964	1,897,087	1,619,609
Salaries and employee benefits	437,890	423,811	1,223,314	1,041,889
Occupancy costs	62,168	59,764	199,211	169,506
Professional fees	154,214	244,701	503,057	603,371
Other administrative expenses	340,482	331,680	872,816	879,814
Loss and impairments on assets acquired in satisfaction of loans, net	-	6,400	-	38,069
Write off and depreciation on interest and loans receivable, net	5,009	5,975	30,363	100,624
TOTAL OPERATING EXPENSES	1,587,016	1,610,295	4,725,848	4,452,882
NET INCOME (LOSS)	$ 91,927	$ (118,822)	$ 26,796	$ (88,434)
DIVIDENDS ON PREFERRED STOCK	$ (84,375)	$ (84,375)	$ (253,125)	$ (253,125)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 7,552	$ (203,197)	$ (226,329)	$ (341,559)

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic and diluted	3,395,583	3,391,208	3,394,835	3,391,208

NET INCOME (LOSS) PER COMMON SHARE
- Basic and diluted	$ 0.00	$ (0.06)	$ (0.07)	$ (0.10)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 26,796	$ (88,434)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	58,429	88,465
Gain on sale of medallions and automobiles	-	(28,373)
Deferred compensation	68,974	24,000
Equity in loss of investee	161,469	83,184
Loss on write-down of equity investments	175,105	35,000
Gain on sale of life settlement contract	-	(8,501)
Gain on sale of equity investment	(145,191)	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(35,342)	(53,750)
Accrued interest receivable	(97,767)	(89,276)
Prepaid expenses and other assets	(178,433)	(84,855)
Accrued expenses and other liabilities	22,979	(310,301)
Accrued interest payable	(121,187)	(270,017)
TOTAL ADJUSTMENTS	(90,964)	(614,424)
NET CASH USED IN OPERATING ACTIVITIES	(64,168)	(702,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	637,078	982,761
Proceeds from assets acquired in satisfaction of loans	17,780	180,951
Receivables from debtors on sales of assets acquired in satisfaction of loans	(53,314)	5,389
Proceeds from sale of medallions and automobiles	-	373,358
Purchases of equity investments	-	(329,574)
Proceeds from sale of life settlement contracts		261,241
Investment in life settlement contracts	(677,378)	(2,031,464)
Proceeds from sale of equity investments	174,900	65,200
Purchase of furniture and equipment	(7,958)	(6,915)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	91,108	(499,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	18,213,197	8,305,000
Repayments of notes payable, banks	(17,050,000)	(7,050,000)
Dividends paid	(321,037)	(253,125)
Proceeds from notes payable, related parties	500,000	-
Repayments of notes payable, related parties	(550,000)	-
Proceeds from exercise of stock options	19,688	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	811,848	1,001,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	838,788	(200,036)

CASH AND CASH EQUIVALENTS – Beginning	251,394	846,623

CASH AND CASH EQUIVALENTS – Ending	$ 1,090,182	$ 646,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 2,018,274	$ 1,889,626

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized loss on equity securities arising during the period	$ (13,250)	$ (89,958)
Reclassification adjustment for gain included in net income	$ (145,191)	$ -
Stock options granted	$ 15,138	$ 107,320

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of March 31, 2008, and the related consolidated statements of operations for the three-months and nine-months ended March 31, 2008 and 2007 and cash flows for the nine-months ended March 31, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans Capital Corporation (the “Company”, “Ameritrans”, “our”, “us”, or “we”), is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation.  Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes loans to and invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure.  We also make equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”). Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under the SBA Regulations.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their Boards of Directors.

Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and since June 1996 as required by applicable law. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk's sole stockholder.

On November 8, 2007 the Board of Ameritrans declared a dividend of $0.01 per share on its common stock, $.0001 par value (“Common Stock”) for the period July 1, 2007 through September 30, 2007.  The dividend was paid on December 12, 2007 to stockholders of record as of November 19, 2007.  The dividend was declared from estimated earnings for the period ending September 30, 2007.  Prior to this dividend, Ameritrans had not paid common dividends to its stockholders since the three month period ended December 31, 2002.  Additionally, on February 13, 2008, the Board of Ameritrans declared a dividend of $0.01 per share on its Common Stock for the period October 1, 2007 through December 31, 2007.  The dividend was paid on March 12, 2008 to stockholders of record as of February 25, 2008.  The dividend was declared from estimated earnings for the fiscal year ending June 30, 2008.  All 9 3/8 cumulative participating preferred stock (“Participating Preferred Stock”) dividends have been duly paid each quarter which enables the Company to fulfill its 90% distribution of earnings requirement.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and Elk's wholly owned subsidiaries, EAF Holding Corporation (“EAF”), EAF Leasing LLC and EAF Leasing II LLC.  All significant inter-company transactions have been eliminated in consolidation.

Pursuant to an Exemptive Order issued to the Company, with respect to Section 18(a) as modified by Section 61(a) of the 1940 Act, senior securities issued by Elk that are excluded from Elk’s individual asset coverage ratio by Section 18(k) are excluded from Ameritran’s consolidated asset coverage ratio.

EAF began operations in December 1993 and owned and operated certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At March 31, 2008, EAF was not operating any assets acquired in satisfaction of defaulted loans by Elk.

EAF Leasing LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing II LLC owned, leased, and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing II LLC was voluntarily liquidated and dissolved on July 17, 2007.

Ameritrans organized another subsidiary on June 8, 1998, Elk Capital Corporation which may engage in lending and investment activities similar to its parent.  Since its inception, Elk Capital Corporation has had no operations.

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

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other Administrative Expenses” in the consolidated statement of operations in each of the periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the applicable period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the periods ended March 31, 2008 and 2007, the effect of stock options and warrants has been excluded from the diluted calculation since their inclusion would be antidilutive.

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

Investments classified as available-for-sale are carried at fair value with unrealized gains and losses, net of taxes, excluded from earnings and recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity unless an unrealized loss is deemed to be other than temporary, in which case, the cost basis of the individual security is written down to fair value as a new cost basis and such loss is charged against earnings.  Realized gains and losses on the sale of securities available-for-sale are determined using the specific-identification method and are reported in earnings and any unrealized gains and losses deferred in accumulated other comprehensive income (loss) is recognized in determining net gain or loss on disposition.

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

2.

Equity Investments

Equity investments consist of the following:

	March 31, 2008 (unaudited)	June 30, 2007

Investments, equity basis	$ 468,224	$ 629,693
Investments, other	1,844,771	2,208,026

	$ 2,312,995	$ 2,837,719

Investments, Equity Basis

The Company invested $750,000 and $25,000 to obtain membership interests in two (2) separate limited liability companies in June 2006 and June 2007, respectively.  Since the Company has membership interests in excess of 20% and exercises significant influence, these investments are accounted for using the equity basis of accounting.  For the three months and nine months ended March 31, 2008, equity in loss of these investments was $0 and ($161,469), respectively.

In anticipation of filing under a revised format for investment companies as of June 30, 2008 and for the year then ended, whereas the Company will no longer treat these investments under the equity basis of accounting, the Company reviewed the estimated fair values of these investments.  Based on the estimated values of the investees, it was determined that the current carrying values approximate the fair values of the investments, and therefore, no adjustment was recorded during the period.  Below is a summary of the proforma information if the Company recorded the investments under the equity method of accounting during the three-month and nine-month periods ended March 31, 2008:

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008

Net income (loss) available to common shareholders as reported	$ 7,552	$ (226,329)
Deduct: equity in loss of investees	(77,864)	(77,864)

Pro forma net loss available to common shareholders	$ (70,312)	$ (304,193)

Net loss per common share: Basic and diluted – as reported	$ 0.00	$ (0.07)
– pro forma	$ (0.02)	$ (0.08)

Investments, Other

As of March 31, 2008 and June 30, 2007, the Company held investments classified as available-for-sale of $166,809 and $325,250, respectively.  The unrealized gain (loss) included in comprehensive income (loss) for the three months and nine months ended March 31, 2008 was ($2,092) and ($13,250), respectively (see Note 8).  As of March 31, 2008 and June 30, 2007, the Company also held investments in non-publicly traded companies carried under the cost-method of $1,677,962 and $1,882,776, respectively.

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

During the nine months ended March 31, 2008, the Company received $145,191 as proceeds from the partial sale of 50% of the Company’s 48% stock ownership interest in the above-described investment, which is included in gain on sale of equity investments in the accompanying consolidated statements of operations.  The Company retained ownership of a 24% stock ownership interest in this Company.  Also, the Company received $29,709 pursuant to an agreement entered in the prior quarter ended December 31, 2007 to sell its investment in London Taxi North America; a loss of $34,105 was recognized at that time.

Also, during the nine months ended March 31, 2008, Ameritrans charged off $141,000 related to several investments in real estate limited partnerships.  Each investment was in a single purpose limited partnership and each limited partnership had a separate general partner.  The properties owned by each limited partnership were under a management contract with the same entity, which ultimately controlled each general partner.  The investments in the limited partnerships are classified as equity investments on the Company’s financial statements.  In the third calendar quarter of 2007, the general partner filed for protection under the bankruptcy laws.  After an analysis of each investment, the Company believes the charges offs reflect the diminution of value in several of the investments and properly adjusts the fair market value of each limited partnership interest.

During April, 2008, the company described above entered into purchase and sale agreements with two separate purchasers to sell a total of five (5) City of Chicago taxi medallions owned by that company, with two medallions being sold to one purchaser, and three medallions being sold to the other purchaser.  The sales price per medallion was $130,000.  It is expected that if these transactions close, that a portion of Elk's loan to the company will be paid off to the extent of approximately $57,900 per medallion or a reduction of the Elk loan of a total of $289,500.  In addition, the balance of the proceeds of sale, after payment of any expenses due on the sale will be paid to Elk (approximately $70,000 per medallion) under an arrangement to liquidate Elk's ownership interest in the company.  In addition, the company will be giving Elk back a promissory note and security agreement for $54,000 representing the remaining consideration due Elk to liquidate Elk's remaining twenty-four (24%) percent stock ownership interest in the company.  If and when these transactions close, Elk will receive approximately $395,000 of revenue concerning the liquidation and sale of its twenty-four (24%) percent stock ownership interest in said company.

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

As of March 31, 2008, the carrying value of amounts invested was $2,587,455, which represents the amounts paid to cover premiums to date for eight (8) life insurance policies with an aggregate face value of $40,750,000, and to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party's family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2008 (three months)	$ 255,000
2009	$ 1,100,000
2010	$ 1,100,000
2011	$ 1,100,000
2012	$ 1,100,000
Thereafter	$ 6,186,000

$ 10,841,000

4.

Debentures Payable to SBA

At March 31, 2008 and June 30, 2007, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	Effective Interest Rate	03/31/08 and 6/30/07 Principal Amount
July 2002	September 2012	4.67%(1)	$ 2,050,000
December 2002	March 2013	4.63%(1)	3,000,000
September 2003	March 2014	4.12%(1)	5,000,000
February 2004	March 2014	4.12%(1)	1,950,000
			$ 12,000,000

(1) Elk is required to pay an additional annual user fee of 0.866% on these debentures.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholder other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA (see Note 9).

5.

Notes Payable

Banks:

At March 31, 2008 and June 30, 2007, Elk had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $36,000,000 respectively.  At March 31, 2008 and June 30, 2007, $30,495,697 and $29,332,500 respectively, were outstanding under these lines.  During January, 2008, the Company increased its available credit on one of its lines by $4,000,000.  The loans, which mature at various dates through December 31, 2008, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rate minus 0.50%.  At March 31, 2008, the weighted average interest rate on outstanding bank debt was approximately 4.58%, which did not include the rate charged on the $5 million interest rate swap discussed in footnote 6.

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

Related Parties:

On July 12 and July 13, 2007, the Company received three loans totaling $500,000 from three related parties to facilitate the funding of a new loan receivable.  The loan principal is due and payable within 30 days of demand and bears interest at a rate of 10% per annum.  Payments of interest only are due and payable on the first of each month.  As of March 31, 2008, two loans totaling $400,000 have been fully repaid.  As of January 1, 2008, the interest rate on the remaining loan was reduced from 10% per annum to 8% per annum.

6.

Commitments and Contingencies

Interest Rate Swaps

In October, 2005, Elk entered into two (2) interest rate swap transactions for notional amounts of $5,000,000 each, one of which expired October 15, 2007 and one will expire on October 14, 2008.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates on outstanding bank debt. The swap transaction that expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008, provides for a fixed rate of 6.23%. If the Company's floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.  As of March 31, 2008, the LIBOR plus 1.5% was lower than the fixed rate of 6.23%. The Company regularly monitors the cost and efficiency of swaps.

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to the Company's employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company's success in large measure depends.  As of March 31, 2008, options to purchase an aggregate of 158,850 shares of Common Stock have been granted and are outstanding under the 1999 Employee Plan with 118,850 fully vested.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of March 31, 2008, options to purchase an aggregate of 46,491 shares of Common Stock have been granted and are outstanding under the Director Plan with 36,350 vested as of March 31, 2008.  On May 9, 2008 options to purchase up to 10,141 Shares that were issued to a Director on May 9, 2007 became fully vested.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.

Options Granted, Exercised, and Canceled

On October 8, 2007, the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted Michael Feinsod, President of Ameritrans, options to purchase up to 20,000 shares of common stock of the Company exercisable at $4.50 per share.  Such shares were fully vested at the date of grant.

An officer of the Company was terminated on May 18, 2007.  Pursuant to the terms of the 1999 Employee Plan, the officer had ninety (90) days from the date of termination of employment with the Company to exercise options to buy 8,750 Shares issuable upon the exercise of five-year options granted under the 1999 Employee Plan.  On August 16, 2007, the officer exercised 4,375 options at a purchase price of $4.50 per share.  The remaining 4,375 options terminated, unexercised.

After adoption of SFAS 123(R) (See Note 1), the fair value of the options granted to date amounted to $133,613 at March 31, 2008, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options for the nine months ended March 31, 2008 was $68,974.  As of March 31, 2008, total deferred compensation related to unvested options was $40,639, which is expected to be recognized over a period of approximately two years.

The following tables summarize information about the transactions of both stock option plans as of March 31, 2008:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2007	194,091	$5.29
Granted	20,000	$4.50
Canceled	-	-
Expired	(4,375)	$5.56
Exercised	(4,375)	$4.50

Options outstanding at March 31, 2008	205,341	$5.22

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price

$4.50-$4.95	29,425	1.58 years	$4.70	29,425	$4.70
$5.56-$6.12	29,425	2.75 years	$5.81	29,425	$5.81
$4.50	20,000	4.53 years	$4.50	20,000	$4.50
$4.58	10,917	.49 years	$4.58	10,917	$4.58
$6.25	16,000	1.79 years	$6.25	16,000	$6.25
$5.28	80,000	5.16 years	$5.28	40,000	$5.28
$5.30	9,433	3.73 years	$5.30	9,433	$5.30
$4.93	10,141	4.11 years	$4.93	-	$4.93

$4.50-$6.25	205,341	3.61 years	$5.22	155,200	$5.22

8.

Comprehensive Income (loss)
The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31 (unaudited)		Nine Months Ended March 31 (unaudited)
	2008	2007	2008	2007

Net income (loss)	$91,927	$(118,822)	$26,796	$(88,434)
Other comprehensive income (loss):
Reclassification adjustment for loss included in net income (loss)	-	-	(145,191)	-
Unrealized loss on equity investments	(2,092)	(32,078)	(13,250)	(89,958)
Total comprehensive income (loss)	$89,835	$(150,900)	($131,645)	$(178,392)

9.

Other Matters

Increase in Authorized Shares

On March 18, 2008 the Company filed an amendment to the Company’s Articles of Incorporation to increase the number of Shares of the Company’s authorized Participating Preferred Stock from one million (1,000,000) Shares to ten million (10,000,000) Shares.  As a result the Company now has fifty five million (55,000,000) Shares authorized, of which forty five million Shares (45,000,000) are Common Stock and ten million (10,000,000) are Participating Preferred Stock. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on March 18, 2008 and became effective immediately upon filing.

Approval for a Private Offering of the Company’s Securities

On March 18, 2008, the shareholders of the Company approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of preferred stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation. The Company proposes to raise aggregate gross proceeds between a minimum of $5,000,000 and up to a maximum of $50,000,000.

Dividend Declarations

The Company has declared and paid the quarterly dividend on its Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, on March 18, 2008, the Company's Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period January 1, 2008 through March 31, 2008, which was paid on April 15, 2008 to all holders of record as of March 31, 2008.

On February 13, 2008, the Board declared a dividend of $0.01 per share on its Common Stock, for the period October 1, 2007 through December 31, 2007.  The dividend was paid on March 12, 2008 to shareholders of record as of February 25, 2008.  The dividend was declared from estimated earnings for the year ending June 30, 2008.

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

Critical Accounting Policies

In the preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company's ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2008 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company's financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and related collateral and other investments including medallions, and contingencies from daily operations, as discussed below:

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

General

Ameritrans acquired Elk in December 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk's business historically has consisted of originating and servicing loans collateralized by taxi medallions.  Elk also makes loans to and investments in other diversified businesses.

During the nine months ending March 31, 2008, the Company began making middle market loans.  Historically, the Company’s earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting primarily of indebtedness to Elk's banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management's estimate of the fair value, as approved by the Board of Directors. See Note 1 of “Notes to Consolidated Financial Statements.”

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Total Investment Income

The Company’s interest income for the three months ended March 31, 2008 increased by $221,066 or 16% to $1,598,059 as compared to the three months ended March 31, 2007.  The increase in investment income between the periods can be attributed to an increase in net loans outstanding of $8,137,490.  No leasing income was earned for the three months ended March 31, 2008 due to the sale of all leased taxi medallions during the prior year which resulted in a decrease to income of $13,566. There were no realized losses on equity in income in investee’s for the three months ended March 31, 2008 resulting in a favorable revenue effect of $44,675.  Fees and Other Income decreased by $45,647 or 36% for the three months ended March 31, 2008 due largely to a one time item occurring in the prior year combined with lower loan origination and late fees earned during the current quarter.

Operating Expenses

Interest expense for the three months ended March 31, 2008 increased by $49,289, or 9%, to $587,253 as compared to the three months ended March 31, 2007, due to an increase in the outstanding banks notes payable from the same period last year of $8,313,197 or 37%. The additional cost of these borrowings was partially offset by declining market rates on outstanding bank borrowings.  Salaries and employee benefits increased by $14,079 or 3%, as compared to the similar period in the prior year due to increases in employee wages and benefits and expense related to stock options of $8,285.  Professional fees decreased by $90,487 or 37%, as compared to the same period in the prior year, due primarily to savings in accounting and auditing fees of $76,593 attributable to lower Sarbanes Oxley consulting fees. Administrative expenses increased by $8,802 or 3% compared to the three months ended March 31, 2007.  This is attributable to recruitment fees of $14,375 and a one-time expense related to a business foreclosure offset by lower commissions of $7,250 due to the sale of all remaining taxi medallions in the prior year combined with lower depreciation expense of $7,765, and savings in other expenses of approximately $2,600.  No losses on assets acquired in satisfaction of loans were recorded for the quarter ended March 31, 2008 resulting in a favorable net income effect of $6,400.

Net Income

Net Income increased from a loss of ($118,822) for the three months ended March 31, 2007 to a profit of $91,927 for the three months ended March 31, 2008.  The increase of $210,749 between the periods was primarily attributable to higher revenues of $187,470 due to an increase in net loans receivable of $8,137,490 combined with savings in operating expenses of $23,279.  These savings from the quarter ended March 31, 2007 are due to lower legal fees incurred due to the sale of medallions in 2007 and lower consulting fees for Sarbanes Oxley compliance. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended March 31, 2008 and 2007.

Results of Operations for the nine months ended March 31, 2008 and 2007

Total Investment Income

The Company’s interest income for the nine months ended March 31, 2008 increased by $729,473 or 18% to $4,707,598 as compared to the nine months ended March 31, 2007.  This increase was primarily due to an increase in net loans outstanding of $8,137,490.  Fees and other income decreased by $128,321 or 35% to $236,429 largely due to a decrease in loan origination fees of $74,208, combined with lower late fees of $26,153, and a decrease in other income items totaling $27,960.  No leasing income was earned for the nine months ended March 31, 2008 due to the sale of all leased taxi medallions in the prior year which resulted in a decrease to income of $76,383.  Equity in loss of investee increased by ($78,286) to ($161,469) for the nine months ended March 31, 2008 and 2007, respectively.  Each investee reported losses during the current period.  In the case of one investee this was due to lower sales volume and higher operating costs during the current period including start up costs that have not yet been recovered.

Operating Expenses

Interest expense for the nine months ended March 31, 2008 increased by $277,478, or 17%, to $1,897,087 as compared to the nine months ended March 31, 2007, due to an increase in the outstanding banks notes payable from the same period last year of $8,313,197.  Salaries and employee benefits increased by $181,425, or 17%, as compared to the similar period in the prior year largely due to new hires, increases in employee wages and benefits, along with compensation relating to options of $23,423.  Professional fees decreased by $100,314 or 17%, from the comparable period in the prior year, due primarily a decrease in legal fees of $39,244 from the sale of medallions combined with savings in accounting and auditing fees of $61,070 from the use of outside consultants primarily for Sarbanes Oxley compliance.  Write off and depreciation of interest and loans receivable decreased by $70,261 or 70%, as compared to the similar period in the prior year due to better loan performance.  Occupancy expenses increased by $29,705 or 18% as compared to the similar period in the prior year due to an increase in employees requiring more space, general facility expense increases and higher shared services.  No losses and impairments on assets acquired were recorded for the nine months ended March 31, 2008 resulting in a positive income effect of $38,069.  Other administrative expenses were $6,998 less than prior year for the nine months ended March 31, 2008, in aggregate.

Net Income

Net income increased from a loss of ($88,434) for the nine months ended March 31, 2007 to a profit of $26,796 for the nine months ended March 31, 2008.  The increase between the periods of $115,230 was primarily due to higher revenues of $388,196 attributable to higher interest of $729,473 earned on increased net loans receivable of $8,137,490 offset by lower fee and other revenues of $341,277.  This increased revenue was partially reduced by higher operating expenses of $272,966 consisting of higher interest expense $277,478 higher salaries and fringe of $181,425 and higher occupancy costs of $29,705 offset by savings in professional fees of $100,314, lower loan depreciation of $70,261 due to loans performing better and settlements with delinquent customers.  No loss or impairments on assets acquired was incurred which resulted in a positive income effect of $38,069.  Other savings in expenses totaled $6,998.  Dividends for Participating Preferred Stock were unchanged at $84,375 for the nine months ended March 31, 2008 and 2007.

Financial Condition at March 31, 2008 and June 30, 2007

Balance Sheet and Reserves

Total assets increased by $650,969 to $64,595,852 at March 31, 2008, as compared to the June 30, 2007 total assets of $63,944,883.  This increase was primarily due to an increase in cash and equivalents of $838,788, an increase in investment in life settlement contracts of $677,378 due to additional policy premium payments, combined with an increase in prepaid expenses of $147,543 largely attributable to an increase in prepaid offering expenses of $203,928 and a general increase in prepaid operating expenses of $28,904 offset by a decrease in prepaid payroll of approximately $85,288.  Additionally, accrued interest receivable increased by $129,267, largely attributable to an increase in accrued interest receivable from loans which the company participates in and timing of payments of such, as well as a reduction in the reserve for accrued interest receivable due to settlements with delinquent clients.  These increases were partially offset by decreases in net loans receivable of $633,237, and in the carrying value of equity securities of $524,724 due to current period sales and write downs for unrealized losses in equity investments. Total liabilities increased during the quarter by $1,014,990 primarily due to borrowings against outstanding bank credit lines that were $18,213,197 versus $17,050,000 in repayments on these credit lines.  This resulted in an increase of $1,163,197 in short-term bank borrowings. Accrued interest payable decreased by $121,187 primarily due to lower rates charged to Ameritrans and timing for payments to banks and the SBA.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At March 31, 2008, approximately 72% of Elk's indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 4.11% to 4.75%, whereas approximately 28% of Elk's indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 on its bank lines of credit, of which $9,504,303 was available for draw down as of March 31, 2008 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of March 31, 2008, premium payments due through the life expectancy of the insured will be approximately $4,655,000 over the next five years and $6,186,000 thereafter.

Loan amortization and prepayments also provide a source of funding for the company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

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

In addition, the illiquidity of the Company’s loan portfolio and investments may adversely affect the Company’s ability to dispose of loans at times when it may be advantageous for the Company to liquidate such portfolio or investments. Also, if the Company were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments. Because the Company borrows money to make loans and investments, the Company’s net operating income is dependent upon the difference between the rate at which the Company borrows funds and the rate at which the Company loans and invests these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s interest income. As interest rates rise, the Company’s interest costs increase, decreasing the net interest rate spread the Company receives and thereby adversely affects the Company’s profitability. Although the Company intends to continue to manage its interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce the Company’s interest rate spread in the short term.

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase (decrease) in interest rates would have resulted in an additional net income (loss) of approximately ($53,834) at March 31, 2008. This is comprised of a 1% change in two components, loans receivable of $23,317,499 at variable interest rate terms, and $30,495,697 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan portfolio nor does this example take into account the impact of one (1) $5,000,000 interest rate swap the Company had in place on its bank debt as of March 31, 2008 to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.  Ameritrans earnings are largely attributable to the differential between rates charged to customers and the rates charged by lenders.  So long as Ameritrans can continue to lend at a favorable differential, changes in market interest rates will not have a negative material effect on Ameritrans earnings.

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On March 18, 2008, the Company held a special meeting of shareholders.  The shareholders approved (i) the Investment Advisory and Management Agreement with Velocity Capital Advisors, LLC, (ii) the amendment and restatement of certain fundamental investment policies of Ameritrans and Elk, (iii) the amendment to the Company’s Articles of Incorporation to increase the number of Shares of our authorized Preferred Stock from one million (1,000,000) shares to ten million (10,000,000) shares.  As a result, the Company now has fifty-five million (55,000,000) Shares authorized, of which forty-five million (45,000,000) are Common Stock and ten million (10,000,000) are Preferred Stock.  The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on March 18, 2008 and became effective immediately upon filing, and (iv) the shareholders of the Company also approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of Preferred Stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation. The Company proposes to raise aggregate gross proceeds between a minimum of $5,000,000 and up to a maximum of $50,000,000.

For more information, please see the Company’s definitive proxy statement filed with the SEC on February 15, 2008 and the Company’s press release filed with the SEC on Form 8-K on March 18, 2008 both of which are available online at www.sec.gov.

The Company’s Annual Meeting of Shareholders was held on May 6, 2008 (the “Annual Meeting”).  At the Annual Meeting the following nine (9) individuals were elected to the Board of Directors of the Company by the shareholders to serve until the 2009 Annual Meeting of Stockholders:

Peter Boockvar

John Laird

Steven Etra

            Howard Sommer

Michael Feinsod                     Ellen M. Walker

Gary C. Granoff

            Ivan Wolpert

Murray A. Indick

The stockholders approved and ratified the selection by the Board of Directors of Rosen Seymour Shapss Martin & Company LLP as the Company’s independent registered public accountants for the fiscal year ended June 30, 2008.

For more information, please see the Company’s definitive proxy statement filed with the SEC on April 8, 2008 and the Company’s press release filed with the SEC on Form 8-K on May 7, 2008, both of which are available online at www.sec.gov.

Item 5. Other Information

On May 2, 2008, the Board of Directors of the Company renewed Michael R. Feinsod’s employment agreement as President of Ameritrans, and subject to SBA approval, Senior Vice President of Elk, through March 31, 2009.  The terms and conditions are substantially the same as Mr. Feinsod’s 2006 employment agreement.

Item 6. Exhibits and Reports on Form 8-K

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a) Exhibits

10.1

Citibank Line of Credit Approval Letter dated April 1, 2008 and Master Note dated April 15, 2008 (attached hereto)

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

32.1

Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

(b) Reports on Form 8-K

On May 6, 2008 the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the results of the annual meeting of shareholders including the election of Directors. (1)

On May 5, 2008, the Company filed a current report on Form 8-K reporting under Items 1.01 and 5.02 that the Company issued a press release announcing the Company's renewal of Michael Feinsod’s employment agreement. (1)

On March 18, 2008, the Company filed a current report on Form 8-K reporting under Items 2.02, 5.02 and 8.01 that the Company issued a press release announcing, among other things, the results of the special shareholders meeting, and Company's declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the third quarter of 2008. (1)

On February 15, 2008 the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing a special meeting of shareholders on March 18, 2008. (1)

On February 13, 2008, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company's results for the second quarter of fiscal 2008. (1)

(1)

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

AMERITRANS CAPITAL CORPORATION

Dated: May 14, 2008 By: /s/ Gary C. Granoff Gary C. Granoff Chief Executive Officer and Chief Financial Officer

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

Dated: May 14, 2008

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

Chief Executive Officer, and Chief Financial Officer

May 14, 2008