Form 10-Q/A
period 2008-03-31
AMERITRANS CAPITAL CORP
filed 2008-06-13
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

|X| Amended Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2008

or

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

(Address of Registrant’s principal executive office)         (Zip Code)

(800) 214-1047

(Registrant’s telephone number, including area code)

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

FORM 10-Q/A

TABLE OF CONTENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

1

EXPLANATORY NOTE

I

PART I. FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS (AS RESTATED)

1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  20

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

27

ITEM 4.

CONTROLS AND PROCEDURES

28

PART II. OTHER INFORMATION

30

ITEM 1.

LEGAL PROCEEDINGS

30

ITEM 1A.

RISK FACTORS

30

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

30

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

30

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

30

ITEM 5.

OTHER INFORMATION

31

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

32

EXHIBIT INDEX

32

(A) EXHIBITS

32

(B) REPORTS ON FORM 8-K

32

SIGNATURES

33

EXHIBIT 31.1

34

EXHIBIT 32.1

35

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q OF AMERITRANS CAPITAL CORPORATION, INC. (THE “COMPANY”) AS OF MARCH 31, 2008 AND FOR THE THREE-MONTHS AND NINE-MONTHS ENDED MARCH 31, 2008 AND 2007, ORIGINALLY FILED ON MAY 14, 2008, IS BEING FILED FOR THE PURPOSE OF RESTATING ITS FINANCIAL STATEMENTS INCLUDED THEREIN.

DURING JUNE 2008, THE COMPANY’S MANAGEMENT IDENTIFIED AND DETERMINED THAT REPORTED ACCRUED INTEREST RECEIVABLE AND RELATED INTEREST INCOME FOR THE THREE-MONTHS AND NINE-MONTHS ENDED MARCH 31, 2008 WERE OVERSTATED BY $94,050. THIS OVERSTATEMENT WAS A RESULT OF AN INADVERTENT ACCOUNTING ERROR ATTRIBUTABLE TO THE AMOUNT OF INTEREST INCOME ACCRUED ON FIVE (5) LOANS RECEIVABLE IN THE COMPANY’S NEW CORPORATE LOAN PORTFOLIO. THE RESULT OF THE ABOVE WAS AN OVERSTATEMENT OF PREVIOUSLY REPORTED TOTAL ASSETS, STOCKHOLDER’S EQUITY, TOTAL INVESTMENT INCOME, NET INCOME (LOSS) BY THE AMOUNT NOTED ABOVE, AS WELL AS OVERSTATEMENT OF EARNINGS (LOSS) PER SHARE FOR THE AFFECTED PERIODS.

THIS AMENDMENT AMENDS AND RESTATES IN THEIR ENTIRETY ITEM 1 OF PART I OF THE FORM 10-Q FOR THE THREE-MONTHS AND NINE-MONTHS ENDED MARCH 31, 2008, INCLUDING SUCH RESTATED CONSOLIDATED FINANCIAL STATEMENTS AND THE COMPANY’S AMENDED AND RESTATED MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IMPACTED BY THE OVERSTATEMENT NOTED ABOVE.  ALSO, DUE TO THE ERROR THAT OCCURRED, THE COMPANY HAS AMENDED ITEM 4 OF PART I IN CONNECTION WITH A SIGNIFICANT DEFICIENCY IDENTIFIED WITH THE NEW CORPORATE LOANS RECEIVABLE IN THE COMPANY’S PORTFOLIO.  IN ADDITION, IN CONNECTION WITH THE FILING OF THIS AMENDMENT, THE COMPANY IS INCLUDING AS EXHIBITS CERTAIN CURRENTLY DATED CERTIFICATIONS OF THE COMPANY’S CHIEF EXECUTIVE OFFICER (ALSO ACTING AS CHIEF FINANCIAL OFFICER).  ALL RELEVANT DISCLOSURE WAS UPDATED ACCORDINGLY IN THIS AMENDED FORM 10-Q/A.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (AS RESTATED)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 (UNAUDITED) AND JUNE 30, 2007

ASSETS

	March 31, 2008 (unaudited) (as restated)	June 30, 2007

Loans receivable	$57,056,417	$57,693,496
Less: unrealized depreciation on loans receivable	(282,708)	(286,550)
Loans receivable, net	56,773,709	57,406,946

Cash and cash equivalents	1,090,182	251,394
Accrued interest receivable, net of unrealized depreciation of $20,000 and $51,500, respectively	631,770	596,553
Assets acquired in satisfaction of loans	38,250	56,030
Receivables from debtors on sales of assets acquired in satisfaction of loans	278,940	225,625
Equity investments	2,312,995	2,837,719
Investment in life settlement contracts	2,587,455	1,910,077
Furniture, equipment and leasehold improvements, net	163,462	183,043
Prepaid expenses and other assets	625,039	477,496

TOTAL ASSETS	$64,501,802	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF MARCH 31, 2008 (UNAUDITED) AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2008 (unaudited) (as restated)	June 30, 2007
LIABILITIES
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	30,495,697	29,332,500
Notes payable, related parties	100,000	150,000
Accrued expenses and other liabilities	454,557	431,577
Accrued interest payable	180,404	301,591
Dividends payable	84,375	84,375

TOTAL LIABILITIES	43,315,033	42,300,043

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6, 7 and 10)

STOCKHOLDERS’ EQUITY
Preferred stock 9,500,000 and 500,000 shares authorized, respectively, none issued or outstanding	-	-
9 3/8% cumulative participating callable preferred stock $0.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $0.0001 par value; 45,000,000 and 50,000,000 shares authorized, respectively; 3,405,583 and 3,401,208 shares issued and 3,395,583 and 3,391,208 shares outstanding, respectively	341	340
Additional paid-in-capital	21,139,504	21,119,817
Deferred compensation (Note 8)	(40,639)	(94,475)
Stock options outstanding (Note 8)	133,613	118,475
Accumulated deficit	(3,375,831)	(2,987,539)
Accumulated other comprehensive loss	(200,219)	(41,778)

	21,256,769	21,714,840
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

TOTAL STOCKHOLDERS’ EQUITY	21,186,769	21,644,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,501,802	$63,944,883

The accompanying notes are an integral part of these financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended March 31, 2008 (as restated)	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008 (as restated)	Nine Months Ended March 31, 2007
INVESTMENT INCOME
Interest on loans receivable	$ 1,504,009	$ 1,376,993	$ 4,613,548	$ 3,978,125
Gain on sale of medallions and automobiles	-	19,058	-	28,373
Realized losses on equity securities, net	-	-	(29,914)	-
Equity in loss of investee (Note 3)	-	(44,675)	(161,469)	(83,183)
Fees and other income	80,884	126,531	236,429	364,750
Leasing income	-	13,566	-	76,383

TOTAL INVESTMENT INCOME	1,584,893	1,491,473	4,658,594	4,364,448
OPERATING EXPENSES
Interest	587,253	537,964	1,897,087	1,619,609
Salaries and employee benefits	437,890	423,811	1,223,314	1,041,889
Occupancy costs	62,168	59,764	199,211	169,506
Professional fees	154,214	244,701	503,057	603,371
Other administrative expenses	340,482	331,680	872,816	879,814
Loss and impairments on assets acquired in satisfaction of loans, net	-	6,400	-	38,069
Write off and depreciation on interest and loans receivable, net	5,009	5,975	30,363	100,624
TOTAL OPERATING EXPENSES	1,587,016	1,610,295	4,725,848	4,452,882
NET LOSS	$ (2,123)	$ (118,822)	$ (67,254)	$ (88,434)
DIVIDENDS ON PREFERRED STOCK	$ (84,375)	$ (84,375)	$ (253,125)	$ (253,125)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (86,498)	$ (203,197)	$ (320,379)	$ (341,559)

WEIGHTED AVERAGE SHARES OUTSTANDING
- Basic and diluted	3,395,583	3,391,208	3,394,835	3,391,208

NET LOSS PER COMMON SHARE
- Basic and diluted	$ (0.03)	$ (0.06)	$ (0.09)	$ (0.10)

The accompanying notes are an integral part of these financial statements

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Nine Months Ended March 31, 2008 (as restated)	Nine Months Ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$ (67,254)	$ (88,434)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	58,429	88,465
Gain on sale of medallions and automobiles	-	(28,373)
Deferred compensation	68,974	24,000
Equity in loss of investee	161,469	83,184
Loss on write-down of equity investments	175,105	35,000
Gain on sale of life settlement contract	-	(8,501)
Gain on sale of equity investment	(145,191)	-
Change in operating assets and liabilities:
Changes in unrealized depreciation on loans receivable and accrued interest receivable	(35,342)	(53,750)
Accrued interest receivable	(3,717)	(89,276)
Prepaid expenses and other assets	(178,433)	(84,855)
Accrued expenses and other liabilities	22,979	(310,301)
Accrued interest payable	(121,187)	(270,017)
TOTAL ADJUSTMENTS	3,086	(614,424)
NET CASH USED IN OPERATING ACTIVITIES	(64,168)	(702,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable	637,078	982,761
Proceeds from assets acquired in satisfaction of loans	17,780	180,951
Receivables from debtors on sales of assets acquired in satisfaction of loans	(53,314)	5,389
Proceeds from sale of medallions and automobiles	-	373,358
Purchases of equity investments	-	(329,574)
Proceeds from sale of life settlement contracts		261,241
Investment in life settlement contracts	(677,378)	(2,031,464)
Proceeds from sale of equity investments	174,900	65,200
Purchase of furniture and equipment	(7,958)	(6,915)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	91,108	(499,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, banks	18,213,197	8,305,000
Repayments of notes payable, banks	(17,050,000)	(7,050,000)
Dividends paid	(321,037)	(253,125)
Proceeds from notes payable, related parties	500,000	-
Repayments of notes payable, related parties	(550,000)	-
Proceeds from exercise of stock options	19,688	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	811,848	1,001,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	838,788	(200,036)

CASH AND CASH EQUIVALENTS – Beginning	251,394	846,623

CASH AND CASH EQUIVALENTS – Ending	$ 1,090,182	$ 646,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ 2,018,274	$ 1,889,626

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Unrealized loss on equity securities arising during the period	$ (13,250)	$ (89,958)
Reclassification adjustment for gain included in net income	$ (145,191)	$ -
Stock options granted	$ 15,138	$ 107,320

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

Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes. Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders. We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends. Elk paid qualifying dividends from July 1983 through June 1992 and since June 1996 as required by applicable law. Since December 16, 1999, when we acquired Elk, these dividends have been payable to Ameritrans as Elk’s sole stockholder.

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

Because it is an SBIC, Elk’s operations are subject to other restrictions, and all loans and investments must comply with applicable SBA Regulations. For example, the interest rate that Elk can charge, the percentage of any other company it can own, the size of the businesses to which it can make loans, and the length of time to the maturity date are limited by SBA rules. Elk’s business is funded by loans from banks and, to a lesser extent, by the proceeds of subordinated debentures issued to the SBA. Ameritrans is not an SBIC and is not subject to SBA regulation.

The Company’s internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk and Elk’s wholly owned subsidiaries, EAF Holding Corporation (“EAF”), EAF Leasing LLC and EAF Leasing II LLC.  All significant inter-company transactions have been eliminated in consolidation.

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

Loan Valuations

The Company’s loan portfolio is carried at fair value.  Where no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors with Management’s participation.  In determining the fair value, the Board of Directors considers factors such as the financial condition of the borrower, the adequacy of the collateral to support the loans, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities.  The fair value of the loans approximates cost less unrealized depreciation.

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

2.

Restatement of Consolidated Financial Statements

During June 2008, the Company’s management identified and determined that reported accrued interest receivable and related interest income for the three-months and nine-months ended March 31, 2008 were overstated by $94,050.  This overstatement was a result of an inadvertent accounting error attributable to the determination of accrued interest on five (5) loans receivable.  As a result, the Company concluded that the Company’s consolidated financial statements as of March 31, 2008 and for the three-months and nine-months ended March 31, 2008 should be restated to correct the error.  The following tables reflect the impact on each of the affected line items in each of the consolidated financial statements.

Consolidated Balance Sheet Impact:

March 31, 2008 (unaudited)
	As Previously Reported	As Restated

Accrued interest receivable, net of unrealized depreciation of $20,000	$ 725,820	$ 631,770
Total assets	$ 64,595,852	$ 64,501,802
Accumulated deficit	$ (3,281,781)	$ (3,375,831)
Total stockholders’ equity	$ 21,280,819	$ 21,186,769
Total liabilities and stockholders’ equity	$ 64,595,852	$ 64,501,802

Consolidated Statement of Operations Impact:

	Three Months Ended March 31, 2008 (unaudited)		Nine Months Ended March 31, 2008 (unaudited)
	As Previously Reported	As Restated	As Previously Reported	As Restated

Investment income:
Interest on loans receivable	$ 1,598,059	$ 1,504,009	$ 4,707,598	$ 4,613,548
Total investment income	$ 1,678,943	$ 1,584,893	$ 4,752,644	$ 4,658,594
Net income (loss)	$ 91,927	$ (2,123)	$ 26,796	$ (67,254)
Net income (loss) available to common shareholders	$ 7,552	$ (86,498)	$ (226,329)	$ (320,379)
Net income (loss) per common share	$ 0.00	$ (0.03)	$ (0.07)	$ (0.09)

Consolidated Statement of Cash Flows Impact:

Nine Months Ended March 31, 2008 (unaudited)
	As Previously Reported	As Restated

Net income (loss)	$ 26,796	$ (67,254)
Changes in operating assets:
Accrued interest receivable	$ (97,767)	$ (3,717)
Total adjustments	$ (90,964)	$ 3,086

3.

Equity Investments

Equity investments consist of the following:

	March 31, 2008 (unaudited)	June 30, 2007

Investments, equity basis	$ 468,224	$ 629,693
Investments, other	1,844,771	2,208,026

	$ 2,312,995	$ 2,837,719

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

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008

Net loss available to common shareholders as reported	$ (86,498)	$ (320,379)
Deduct: equity in loss of investees	(77,864)	(77,864)

Pro forma net loss available to common shareholders	$ (164,362)	$ (398,243)

Net loss per common share: Basic and diluted – as reported	$ (0.03)	$ (0.09)
– pro forma	$ (0.05)	$ (0.12)

Investments, Other

As of March 31, 2008 and June 30, 2007, the Company held investments classified as available-for-sale of $166,809 and $325,250, respectively.  The unrealized gain (loss) included in comprehensive income (loss) for the three months and nine months ended March 31, 2008 was ($2,092) and ($13,250), respectively (see Note 9).  As of March 31, 2008 and June 30, 2007, the Company also held investments in non-publicly traded companies carried under the cost-method of $1,677,962 and $1,882,776, respectively.

Elk obtained a 48% stock ownership interest in a company during December 2003 in exchange for providing 100% financing for this company to acquire and gain title to certain Chicago medallions from Elk arising from defaulted and foreclosed loans, to purchase vehicles, and for related start up costs.  The profit or loss of this company is to be retained by the majority stockholder of this company.  Commencing on or after July 1, 2007, and for a two and one-half year (2 ½) period thereafter, the majority stockholder has the right to purchase Elk’s interest in this company at a price stipulated in the stockholders’ agreement, by giving notice and exercising its right to repurchase Elk’s shares.  Elk has the right (put option) under the agreement to require the company to repurchase Elk’s 48% interest in this company.  Under both arrangements, the price is determined by the difference between the market value of the medallions and the outstanding balance on the loan on the date the right is exercised.

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

During April, 2008, the company described above entered into purchase and sale agreements with two separate purchasers to sell a total of five (5) City of Chicago taxi medallions owned by that company, with two medallions being sold to one purchaser, and three medallions being sold to the other purchaser.  The sales price per medallion was $130,000.  It is expected that if these transactions close, that a portion of Elk’s loan to the company will be paid off to the extent of approximately $57,900 per medallion or a reduction of the Elk loan of a total of $289,500.  In addition, the balance of the proceeds of sale, after payment of any expenses due on the sale will be paid to Elk (approximately $70,000 per medallion) under an arrangement to liquidate Elk’s ownership interest in the company.  In addition, the company will be giving Elk back a promissory note and security agreement for $54,000 representing the remaining consideration due Elk to liquidate Elk’s remaining twenty-four (24%) percent stock ownership interest in the company.  If and when these transactions close, Elk will receive approximately $395,000 of revenue concerning the liquidation and sale of its twenty-four (24%) percent stock ownership interest in said company.

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

As of March 31, 2008, the carrying value of amounts invested was $2,587,455, which represents the amounts paid to cover premiums to date for eight (8) life insurance policies with an aggregate face value of $40,750,000, and to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2008 (three months)	$ 255,000
2009	$ 1,100,000
2010	$ 1,100,000
2011	$ 1,100,000
2012	$ 1,100,000
Thereafter	$ 6,186,000

$ 10,841,000

5.

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

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholder other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA (see Note 10).

6.

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

7.

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

8.

Stock Option Plans

Employee Incentive Stock Option Plan

An employee stock option plan (the “1999 Employee Plan”) was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company’s long-term financial success and the growth of stockholder value.  Subsequent amendments to the 1999 Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan from 125,000 to 200,000 shares and from 200,000 to 300,000 shares, respectively.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to the Company’s employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of March 31, 2008, options to purchase an aggregate of 158,850 shares of Common Stock have been granted and are outstanding under the 1999 Employee Plan with 118,850 fully vested.

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

Non-Employee Director Stock Option Plan

A stock option plan for non-employee directors (the “Director Plan”) was adopted by the Ameritrans Board and approved by a vote of the stockholders, in order to link the personal interests of non-employee directors to the Company’s long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Elk and approved by its stockholders in September 1998 (the “Elk Director Plan”).  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board on November 14, 2001, and approved by the stockholders at the Annual Meeting on January 18, 2002.  The amendment is still subject to the approval of the Securities and Exchange Commission.  The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board.

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

The following tables summarize information about the transactions of both stock option plans as of March 31, 2008:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2007	194,091	$5.29
Granted	20,000	$4.50
Canceled	-	-
Expired	(4,375)	$5.56
Exercised	(4,375)	$4.50

Options outstanding at March 31, 2008	205,341	$5.22

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price

$4.50-$4.95	29,425	1.58 years	$4.70	29,425	$4.70
$5.56-$6.12	29,425	2.75 years	$5.81	29,425	$5.81
$4.50	20,000	4.53 years	$4.50	20,000	$4.50
$4.58	10,917	.49 years	$4.58	10,917	$4.58
$6.25	16,000	1.79 years	$6.25	16,000	$6.25
$5.28	80,000	5.16 years	$5.28	40,000	$5.28
$5.30	9,433	3.73 years	$5.30	9,433	$5.30
$4.93	10,141	4.11 years	$4.93	-	$4.93

$4.50-$6.25	205,341	3.61 years	$5.22	155,200	$5.22

9.

Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31 (unaudited)		Nine Months Ended March 31 (unaudited)
	2008	2007	2008	2007
	(as restated)		(as restated)

Net loss	$(2,123)	$(118,822)	$(67,254)	$(88,434)
Other comprehensive loss
Reclassification adjustment for loss included in net loss	-	-	(145,191)	-
Unrealized loss on equity investments	(2,092)	(32,078)	(13,250)	(89,958)
Total comprehensive loss	$(4,215)	$(150,900)	$(225,695)	$(178,392)

10.

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

Dividend Declarations

The Company has declared and paid the quarterly dividend on its Participating Preferred Stock since the Participating Preferred Stock was issued. Most recently, on March 18, 2008, the Company’s Board of Directors declared a dividend of $0.28125 per share on the Participating Preferred Stock for the period January 1, 2008 through March 31, 2008, which was paid on April 15, 2008 to all holders of record as of March 31, 2008.

On February 13, 2008, the Board declared a dividend of $0.01 per share on its Common Stock, for the period October 1, 2007 through December 31, 2007.  The dividend was paid on March 12, 2008 to shareholders of record as of February 25, 2008.  The dividend was declared from estimated earnings for the year ending June 30, 2008.

SBA Matter

In August, 2007, the Company received a letter from the US Small Business Administration (“SBA”) together with a copy of the Examination Report dated March 9, 2007, for the 18 month period ended September 30, 2006 (the “Report”).  The letter and Examination Report contained findings that Elk had potentially violated certain provisions of the SBA regulations, relating to (1) reduction in capital without obtaining the SBA’s prior written approval, (2) payment of dividends without sufficient net income from operations without obtaining the SBA’s prior written consent, and (3) the occurrence of a conflict of interest on one loan transaction and the need for Elk to improve its internal controls to prevent a reoccurrence of a similar conflict transaction in the future.  The Report also contained certain other comments with respect to SBA’s review and approval of management expenses.  Each of the findings of the SBA are internal in nature and have since been rectified to SBA’s satisfaction, except for the review of management expenses which is still under review by SBA, as additional information was provided to the SBA for review by correspondence from the Company dated October 26, 2007.  Management believes these findings will not have any adverse financial consequence to the Company.

11.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AS DISCUSSED IN THE EXPLANATORY NOTE ON PAGE 1 OF THIS FORM 10Q/A AND NOTE 2 OF THE CONSOLIDATED FINANCIAL STATEMENTS, SUBSEQUENT TO THE FILING OF THE COMPANY’S FORM 10-Q AS OF MARCH 31, 2008 AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007, MANAGEMENT DISCOVERED AN INADVERTENT ACCOUNTING ERROR ATTRIBUTABLE TO THE AMOUNT OF INTEREST INCOME ACCRUED ON FIVE (5) LOANS RECEIVABLE AS OF MARCH 31, 2008 AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2008.  THE RESULT OF THE ABOVE WAS AN OVERSTATEMENT OF PREVIOUSLY REPORTED TOTAL ASSETS, STOCKHOLDER’S EQUITY, TOTAL INVESTMENT INCOME, NET INCOME (LOSS) IN THE AMOUNT OF $94,050, AS WELL AS OVERSTATEMENT OF EARNINGS (LOSS) PER SHARE FOR THE AFFECTED PERIODS.

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this 10Q/A, the quarterly report on Form 10-Q filed May 14, 2008, and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the Commission by the Company on September 28, 2007 and which is available on the Company’s web site at www.ameritranscapital.com.

Critical Accounting Policies

In the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management uses judgment in selecting policies and procedures and making estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Significant estimates that the Company makes include valuation of loans and equity investments, evaluation of the recoverability of various receivables and the assessment of litigation and other contingencies. The Company’s ability to collect receivables and recover the value of its loans depends on a number of factors, including the financial condition of the debtors and its ability to enforce provisions of its contracts in the event of disputes, through litigation if necessary. Although the Company believes that estimates and assumptions used in determining the recorded amounts of net assets and liabilities at March 31, 2008 are reasonable, actual results could differ materially from the estimated amounts recorded in the Company’s financial statements. Our key critical accounting policies are those applicable to the valuation of loans receivable and related collateral and other investments including medallions, and contingencies from daily operations, as discussed below:

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

General

Ameritrans acquired Elk in December 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk’s business historically has consisted of originating and servicing loans collateralized by taxi medallions.  Elk also makes loans to and investments in other diversified businesses.

During the nine months ending March 31, 2008, the Company began making middle market loans.  Historically, the Company’s earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting primarily of indebtedness to Elk’s banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management’s estimate of the fair value, as approved by the Board of Directors. See Note 1 of “Notes to Consolidated Financial Statements.”

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Total Investment Income

The Company’s interest income for the three months ended March 31, 2008 increased by $127,016 or 9% to $1,504,009 as compared to the three months ended March 31, 2007.  The increase in investment income between the periods can be attributed to an increase in net loans outstanding of $8,137,490.  No leasing income was earned for the three months ended March 31, 2008 due to the sale of all leased taxi medallions during the prior year which resulted in a decrease to income of $13,566. There were no realized losses on equity in income in investee’s for the three months ended March 31, 2008 resulting in a favorable revenue effect of $44,675.  Fees and Other Income decreased by $45,647 or 36% for the three months ended March 31, 2008 due largely to a one time item occurring in the prior year combined with lower loan origination and late fees earned during the current quarter.

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

Net Loss

Net loss decreased from a loss of ($118,822) for the three months ended March 31, 2007 to a loss of ($2,123) for the three months ended March 31, 2008.  The decrease of $116,699 between the periods was primarily attributable to higher revenues of $93,420 due to an increase in net loans receivable of $8,137,490 combined with savings in operating expenses of $23,279.  These savings from the quarter ended March 31, 2007 are due to lower legal fees incurred due to the sale of medallions in 2007 and lower consulting fees for Sarbanes Oxley compliance. Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended March 31, 2008 and 2007.

Results of Operations for the nine months ended March 31, 2008 and 2007

Total Investment Income

The Company’s interest income for the nine months ended March 31, 2008 increased by $635,423 or 16% to $4,613,548 as compared to the nine months ended March 31, 2007.  This increase was primarily due to an increase in net loans outstanding of $8,137,490.  Fees and other income decreased by $128,321 or 35% to $236,429 largely due to a decrease in loan origination fees of $74,208, combined with lower late fees of $26,153, and a decrease in other income items totaling $27,960.  No leasing income was earned for the nine months ended March 31, 2008 due to the sale of all leased taxi medallions in the prior year which resulted in a decrease to income of $76,383.  Equity in loss of investee increased by ($78,286) to ($161,469) for the nine months ended March 31, 2008 and 2007, respectively.  Each investee reported losses during the current period.  In the case of one investee this was due to lower sales volume and higher operating costs during the current period including start up costs that have not yet been recovered.

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

Net Loss

Net loss decreased from a loss of ($88,434) for the nine months ended March 31, 2007 to a loss of ($67,254) for the nine months ended March 31, 2008.  The decrease between the periods of $21,180 was primarily due to higher revenues of $294,146 attributable to higher interest of $635,423 earned on increased net loans receivable of $8,137,490 offset by lower fee and other revenues of $341,277.  This increased revenue was partially reduced by higher operating expenses of $272,966 consisting of higher interest expense $277,478 higher salaries and fringe of $181,425 and higher occupancy costs of $29,705 offset by savings in professional fees of $100,314, lower loan depreciation of $70,261 due to loans performing better and settlements with delinquent customers.  No loss or impairments on assets acquired was incurred which resulted in a positive income effect of $38,069.  Other savings in expenses totaled $6,998.  Dividends for Participating Preferred Stock were unchanged at $84,375 for the nine months ended March 31, 2008 and 2007.

Financial Condition at March 31, 2008 and June 30, 2007

Balance Sheet and Reserves

Total assets increased by $556,919 to $64,501,802 at March 31, 2008, as compared to the June 30, 2007 total assets of $63,944,883.  This increase was primarily due to an increase in cash and equivalents of $838,788, an increase in investment in life settlement contracts of $677,378 due to additional policy premium payments, combined with an increase in prepaid expenses of $147,543 largely attributable to an increase in prepaid offering expenses of $203,928 and a general increase in prepaid operating expenses of $28,904 offset by a decrease in prepaid payroll of approximately $85,288.  Additionally, accrued interest receivable increased by $35,217, largely attributable to an increase in accrued interest receivable from loans which the company participates in and timing of payments of such, as well as a reduction in the reserve for accrued interest receivable due to settlements with delinquent clients.  These increases were partially offset by decreases in net loans receivable of $633,237, and in the carrying value of equity securities of $524,724 due to current period sales and write downs for unrealized losses in equity investments. Total liabilities increased during the quarter by $1,014,990 primarily due to borrowings against outstanding bank credit lines that were $18,213,197 versus $17,050,000 in repayments on these credit lines.  This resulted in an increase of $1,163,197 in short-term bank borrowings. Accrued interest payable decreased by $121,187 primarily due to lower rates charged to Ameritrans and timing for payments to banks and the SBA.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At March 31, 2008, approximately 72% of Elk’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 4.11% to 4.75%, whereas approximately 28% of Elk’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 on its bank lines of credit, of which $9,504,303 was available for draw down as of March 31, 2008 under its existing lines of credit, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers the principal types of risk to be fluctuations in interest rates and portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company’s risk management systems and procedures are designed to identify and analyze the Company’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.  The Company is not engaged in sub prime mortgage lending.

The Company values its portfolio at fair value as determined in good faith by the Company’s Board of Directors based on review by Management in accordance with the Company’s valuation policy. Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses. Instead, the Company must value each individual investment and portfolio loan on a quarterly basis. The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely. Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments. The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors’ estimate based on review by Management of the current fair value of each component of the portfolio. Any changes in fair value are recorded in the Company’s statement of operations as net unrealized depreciation on investments.

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

ITEM 4.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the rules promulgated under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer (also acting as Chief Financial Officer), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (also acting as Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, management previously concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely communicating the material information required to be included in our periodic SEC filings.  However, due to the subsequent findings which resulted in the restatement as discussed in the explanatory note on page 1 of this Form 10-Q/A and Note 2 of the consolidated financial statements, Management has identified a significant deficiency related to the controls and procedures with respect to five (5) loans receivable in the Company’s new corporate loan portfolio.  This deficiency resulted in an overstatement of accrued interest receivable and related interest income in connection with those loans.  Management has modified the controls and procedures related to the recording of transactions involving the small group of loans identified and has standardized the process to be consistent with the same methods used for recording the remaining loan portfolio.  The deficiency identified has been remediated by the Company.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain forward-looking statements within the meaning of the federal securities laws.  Some of the forward-looking statements can be identified by the use of forward-looking words. When used in this report, statements which are not historical in nature, including the words “anticipate,” “may,” “estimate,” “should,” “seek,” “expect,” “plan,” “believe,” “intend,” and similar words, or the negatives of those words, are intended to identify forward-looking statements. Statements which also contain a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms are intended to be forward-looking statements.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q/A and those that may be made in the future by or on behalf of Ameritrans, Ameritrans notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward looking statements contained in this Form 10-Q/A were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Ameritrans. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q/A will be realized or that actual results will not be significantly higher or lower.  Readers of this Form 10-Q/A should consider these facts in evaluating the information contained herein. In addition, the business and operations of Ameritrans are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q/A. The inclusion of the forward-looking statements contained in this Form 10-Q/A should not be regarded as a representation by Ameritrans or any other person that the forward-looking statements contained in this Form 10-Q/A will be achieved. In light of the foregoing, readers of this Form 10-Q/A are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q/A and other documents that Ameritrans files from time to time with the Commission, including quarterly reports on Form 10-Q/A and any current reports on Form 8-K must be considered by any investor or potential investor in Ameritrans.

PART II. OTHER INFORMATION

INFORMATION INCORPORATED BY REFERENCE. Certain information previously disclosed in Part I of this quarterly report on Form 10-Q/A are incorporated by reference into Part II of this quarterly report on Form 10-Q/A.

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

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

32.1

Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

(b) Reports on Form 8-K

On May 6, 2008 the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing the results of the annual meeting of shareholders including the election of Directors. (1)

On May 5, 2008, the Company filed a current report on Form 8-K reporting under Items 1.01 and 5.02 that the Company issued a press release announcing the Company’s renewal of Michael Feinsod’s employment agreement. (1)

On March 18, 2008, the Company filed a current report on Form 8-K reporting under Items 2.02, 5.02 and 8.01 that the Company issued a press release announcing, among other things, the results of the special shareholders meeting, and Company’s declaration of a quarterly dividend for its 9 3/8% Preferred Stock for the third quarter of 2008. (1)

On February 15, 2008 the Company filed a current report on Form 8-K reporting under Item 8.01 that the Company issued a press release announcing a special meeting of shareholders on March 18, 2008. (1)

On February 13, 2008, the Company filed a current report on Form 8-K reporting under Items 2.02 and 9.01 that the Company issued a press release announcing the Company’s results for the second quarter of fiscal 2008. (1)

(1)

Incorporated by reference from the Registrant’s Current Report on form 8-K (File No. 811-08847) filed on the date indicated therein.

(All other items of Part II are inapplicable)

AMERITRANS CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated: June 13, 2008 By: /s/ Gary C. Granoff Gary C. Granoff Chief Executive Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

DISCLOSURE IN THE REGISTRANT’S QUARTERLY REPORT

I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of Ameritrans Capital Corporation, certify that:

.

I have reviewed this quarterly report on Form 10-Q/A of Ameritrans Capital Corporation (the “report”);

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

()

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

()

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 13, 2008

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q/A for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary C. Granoff, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

By:  /s/Gary C. Granoff

Gary C. Granoff

Chief Executive Officer, and Chief Financial Officer

June 13, 2008