Form 10-K
period 2008-06-30
AMERITRANS CAPITAL CORP
filed 2008-09-29
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2008

AMERITRANS CAPITAL CORPORATION

Delaware (State of incorporation)	814-00193 Commission File Number	52-2102424 (I.R.S. Employer Identification No.)

747 THIRD AVENUE, 4TH FLOOR, NEW YORK, NEW YORK 10017

(212) 355-2449

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
9 3/8% Cumulative Participating Redeemable Preferred Stock (face value $12.00)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates (based upon the closing price of the Registrants common stock, $.0001 par value of $3.01 per share as reported on the NASDAQ Capital Market on June 30, 2008) was approximately $7,922,130.

The number of outstanding shares of Registrants common stock, $.0001 par value as of September 22, 2008 was 3,405,583.  The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock as of September 22, 2008 was 300,000.

DOCUMENTS INCORPORATED BY REFERENCE. Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Annual Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include but are not limited to statements as to:

•

our future operating results;

•

our business prospects and the prospects of our existing and prospective portfolio companies;

•

the impact of investments that we expect to make;

•

our informal relationships with third parties;

•

the dependence of our future success on the general economy and its impact on the industries in which we invest;

•

the ability of our portfolio companies to achieve their objectives;

•

our expected financings and investments;

•

our regulatory structure and tax treatment;

•

our ability to operate as a BDC and a RIC; and

•

the adequacy of our cash resources and working capital.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

AMERITRANS CAPITAL CORPORATION
2008 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

1

ITEM 1. BUSINESS OF AMERITRANS

1

ITEM 1A. RISK FACTORS

13

ITEM 2. PROPERTIES

16

ITEM 3. LEGAL PROCEEDINGS

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

PART II

19

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS  19

ITEM 6. SELECTED FINANCIAL DATA

21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  21

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  29

ITEM 9A. CONTROLS AND PROCEDURES

29

PART III

30

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

30

ITEM 11.  EXECUTIVE COMPENSATION

30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

30

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

30

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

30

PART IV

30

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

30

PART I

ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation (the “Company”, “Ameritrans”, “our”, “us”, or “we”), is a Delaware closed-end investment company formed in 1998, which makes loans and investments with the goal of generating both current income and capital appreciation.  Through its wholly-owned subsidiary, Elk Associates Funding Corporation (“Elk”), the Company makes loans to finance the acquisition and operation of small businesses as permitted by U.S. Small Business Administration (the “SBA”) Regulation.  The Company’s internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes.  Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders.  We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends.  Elk’s dividends are payable to Ameritrans as Elk’s sole stockholder.  In December, 2007, Ameritrans paid a dividend of $0.01 per share on its common stock, $.0001 par value (“Common Stock”), for the period July 1, 2007 through September 30, 2007.  The dividend was declared from estimated earnings for the period ended September 30, 2007.  In March, 2008, Ameritrans paid a dividend of $0.01 per share on its Common Stock for the period October 1, 2007 through December 31, 2007.  The dividend was declared from estimated earnings for the period ended June 30, 2008.  For the fiscal year ended June 30, 2008, all 9 3/8% Cumulative Participating Redeemable Preferred Stock (“Preferred Stock”) dividends have been timely paid each quarter.

CURRENT BUSINESS ACTIVITIES

Ameritrans was organized to be the sole shareholder of Elk and to make loans and investments that Elk is not permitted to under SBA regulation.  Ameritrans makes loans which have primarily been secured by real estate mortgages, senior corporate loans and equity investments which have historically been in income producing real estate properties, or in real estate construction projects.

Elk was organized primarily to provide long-term loans to businesses eligible for investments (“Small Business Concerns”) by small business investment companies (“SBICs”) under the U.S. Small Business Investment Act of 1958 (the “1958 Act”). Elk makes loans for financing diversified businesses that qualify for funding under SBA Regulations.

Elk Capital Corporation (“Elk Capital”) is a wholly owned subsidiary of Ameritrans.  Since its inception, Elk Capital has had no operations.

During the fiscal year ended June 30, 2008, Elk had three (3) wholly-owned subsidiaries: EAF Holding Corporation, EAF Leasing LLC, and EAF Leasing II LLC.  EAF Leasing LLC and EAF Leasing II LLC were both liquidated during July, 2007.  Prior to their liquidation, EAF Leasing LLC and EAF Leasing II LLC owned and leased medallions acquired in satisfaction of foreclosures by Elk.

EAF Holding Corporation is the only wholly owned subsidiary of Elk.  EAF Holding Corporation owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk although, at June 30, 2008 it did not hold any assets acquired in satisfaction of a defaulted loan.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $5.06 and $5.32 as of June 30, 2008 and June 30, 2007, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period.  Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2008		June 30, 2007
	Fair Value	Per Share	Fair Value	Per Share
Investments at fair value:
Investments in debt securities	$ 55,211,397	$ 16.26	$ 57,632,572	$ 16.99
Investments in life settlement contracts	$ 2,842,458	$ 0.84	$ 1,910,077	$ 0.56
Investments in equity securities	$ 1,544,432	$ 0.45	$ 2,837,718	$ 0.84
Cash and cash equivalents	$ 665,893	$ 0.20	$ 251,394	$ 0.07
Other assets	$ 1,717,288	$ 0.51	$ 1,313,122	$ 0.39
Total Assets	$ 61,981,468	$ 18.26	$ 63,944,883	$ 18.85
Borrowings	$ 40,195,697	$ (11.84)	$ 41,482,500	$ (12.23)
Other liabilities	$ 987,479	$ (0.29)	$ 817,543	$ (0.24)
Total Liabilities	$ 41,183,176	$ (12.13)	$ 42,300,043	$ (12.47)
NET ASSET VALUE APPLICABLE TO COMMON STOCK	$ 17,198,292	$ 5.06	$ 18,044,840	$ 5.32

Please refer to the “Investment Portfolio” for a further description of our investment portfolio and the fair value thereof.

Revenue

Revenues consist primarily of investment income from interest on our investment portfolio and various ancillary fees related to our investment holdings.

Interest from Investments in Debt Securities.  We generate interest income from our investments in debt securities which consist primarily of secured loans.  Our debt securities portfolio is spread across multiple industries and geographic locations, and as such, we are broadly exposed to market conditions and business environments. We seek to limit concentration of exposure in any particular sector or issuer, other than medallion loans, which are subject to concentration in their geographic markets.

Capital Structuring Service Fees. We may earn ancillary structuring and other fees related to the origination and or investment in debt and investment securities.

Expenses

Expenses consist primarily of interest expense on outstanding borrowings, compensation expense and general and administrative expenses, including professional fees.

Interest and Amortization of Debt Issuance Costs.  Interest expense is dependent on the average outstanding balances on our bank lines of credit and the base index rate for the period.  Our SBA debentures carry fixed-rates of interest.  Debt issuance costs represent fees and other direct costs incurred in connection with the Company’s borrowings.  These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs.  The largest components of total compensation costs are base salaries and bonuses; generally, base salaries and bonuses are expensed as incurred.  Our compensation expenses may also increase to reflect increased investment in personnel as we grow our business.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees, occupancy costs and general administrative and other costs.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2008, the Company’s investments had a net unrealized depreciation of approximately $696,480.  The net unrealized depreciation for the year ended June 30, 2008 is primarily due to decreases in the fair value of certain investments in our portfolio.

Net Decrease in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended June 30, 2008 was $(537,571), or a decrease of $0.16 per outstanding share of Common Stock.

Net Investment Income and Net Realized Gains

Net investment income and net realized gains represent the net increase in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended June 30, 2008, net investment income and realized gains were approximately $158,909, or $0.05 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended June 30, 2008, dividend distributions totaled $67,912 or $0.02 per share, on our Common Stock and $337,500 or $1.125 per share on our Preferred Stock.

Dividends

To avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•

98% of our ordinary net taxable income for the calendar year;

•

98% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and

•

any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and other income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us on our Common Stock and Preferred Stock:

	Dividend Per Share	Declaration Date	Record Date	Pay Date
Fiscal 2008 Preferred Dividends:
Fourth quarter (April 1, 2008-June 30, 2008)	$ .28125	06/19/08	06/30/08	07/15/08
Third quarter (January 1, 2008-March 31, 2008)	$ .28125	03/18/08	03/31/08	04/15/08
Second quarter (October 1, 2007-December 31, 2007)	$ .28125	12/17/07	12/28/07	01/15/08
First quarter (July 1, 2007-September 30, 2007)	$ .28125	09/17/07	09/28/07	10/15/07
Total Preferred Stock Dividends declared for fiscal 2008	$ 1.125

Fiscal 2008 Common Dividends:
Second quarter (October 1, 2007-December 31, 2007)	$ 0.01	2/13/08	2/25/08	3/12/08
First quarter (July 1, 2007-September 30, 2007)	$ 0.01	11/7/07	11/19/07	12/12/07
Total Common Stock dividends declared for fiscal 2008	$ 0.02

Business Segments

We categorize our business into four segments:  1) Taxicab Medallion finance; 2) Corporate Loans; 3) Commercial Loans; and 4) Equity Investments.

Taxicab Medallion Finance

Since 1980, the Company’s primary business has been the investment in loans secured by taxicab medallions and real estate mortgages.  Over the past five years, this niche finance market has changed significantly.  Collateral values have increased dramatically while the average rate obtainable from borrowers has steadily decreased.  As the marketplace for these investment opportunities has become more competitive, management and the Board of Directors have been exploring strategic alternative investment strategies for the Company.  As discussed below, on July 16, 2008, we entered into a Loan Purchase Agreement with Medallion Financial Corp. and Medallion Bank (the “Loan Purchase Agreement”) to sell substantially all of the Company’s taxicab medallion loans.  With the closing of the transactions contemplated by the Loan Purchase Agreement, which was approved by the Company’s shareholders on August 26, 2008, the Company will discontinue investing in the taxicab medallion loan market.  In addition, under the terms of the Loan Purchase Agreement, the Company, and certain of its executives, have agreed not to compete in these business areas for periods ranging from three to five years.  As of June 30, 2008, the Company had invested $30.1 million in taxicab medallion loans.  The Loan Purchase Agreement provides for a closing on or before October 15, 2008.

Corporate Loans

Beginning in June 2007, the Company began investing in middle market bank loans.  The Company may continue to invest in its traditional asset classes, including but not limited to real estate secured loans, and other secured loans, as well as selected equity investments, as we have in the past.  The Company’s new investment strategy, however, is to build a diverse portfolio of corporate loans (“Corporate Loans”) to middle market companies (the “Corporate Loan Strategy”).  Given the size of the Corporate Loan market, we believe that the Corporate Loan Strategy will allow us to increase the Company’s asset base significantly, assuming the Company can obtain adequate financing.  As of June 30, 2008, the Company had invested approximately $11.5 million of assets as part of our Corporate Loan Strategy.

To pursue its Corporate Loan Strategy, the Company plans to engage an adviser, Velocity Capital Advisors (“Velocity” or “VCA”), which will be responsible for recommending to the Company for investment and thereafter managing those investments which have been reviewed and approved by the Company.  The Company’s stockholders on March 18, 2008 approved an Investment Management and Advisory Agreement pursuant to which Velocity will act as the Company’s and Elk’s adviser with respect to the Corporate Loan Strategy, subject to approval by the U.S. Small Business Administration.  The principals of VCA have worked together for more than fifteen years investing in middle market companies.  As such, the VCA principals have been involved in all aspects of middle market investing including origination, negotiation of terms, portfolio management, distribution and syndication, restructuring and asset sales.  The VCA team has experience in assembling portfolios of middle market loans and investments and managing these portfolios through several credit cycles, including both attractive and stressed credit environments.

The Company defines the middle market as comprised of companies with earnings before interest, taxes and depreciation (“EBITDA”) of between $10 and $200 million. The Company believes many opportunities exist to provide loans to companies of this size, due to:

•

The large size of the market, with an estimated 17,500 companies,

•

The high level of acquisition activity in this sector of the market with over 1,200 transactions of less than $500 million in each of the last 4 years,

•

The significant amount of private equity that has been raised to invest explicitly in middle market companies, and

•

Annual senior secured loan volume estimated to be over $30 billion.

Ameritrans intends to invest primarily in first lien term loans of middle market companies which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if a default does occur.  The Company’s middle market business will primarily target companies that have strong historical cash flows, strong collateral coverage, equity sponsorship, experienced management teams and identifiable and defendable market positions.  The Corporate Loan Strategy will initially focus on average investments on the part of the Company of between $1 million and $3 million, with an objective of building a portfolio of Corporate Loans with significant diversity across both issuers and industries.

The Company expects that the investments made as part of the Corporate Loan Strategy will generate current income, capital appreciation and fee income related to the origination and investment management of such investments.  Growing our portfolio of Corporate Loan assets will require additional capital and the use of leverage to carry out this plan.  The proceeds from the Company’s sale of its taxi medallion loan assets to Medallion Financial Corp. and Medallion Bank pursuant to the Loan Purchase Agreement will be used to pay down our existing bank lines of credit, which were approximately $28.4 million in the aggregate at September 15, 2008, to fund new investments and for working capital.  The Company will also require additional sources of capital to finance the growth under its Corporate Loan Strategy.

Commercial Loans

The Company began making loans to diversified small businesses (“Commercial Loans”) primarily in the New York City metropolitan area in 1985.  Until the Company commenced the implementation of its Corporate Loan Strategy, the Company had been increasing this portfolio on a selective basis, with a concentration on loans to operators of restaurants, laundromats, commercial construction, broadcasting telecommunications and other diversified industries.  Many of the Company’s commercial loans are secured by real estate mortgages which are primarily first mortgages on various properties.  At June 30, 2008, the dollar amount of the Company’s Commercial Loans that were secured by real estate mortgages was $10,374,079.  At June 30, 2008, the dollar amount of the Company’s Commercial Loans that were not secured by real estate mortgages was $3,459,006.

The Company’s non real estate secured Commercial Loans primarily finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  The Company generally retains these loans, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans originated by other finance companies.  The Company generally obtains interest rates on its Commercial Loans that are higher than can be obtained on taxi medallion loans or Corporate Loans.  The Company believes that the higher yield on Commercial Loans compensates for their higher risk of default relative to medallion and Corporate Loans and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 5.5% to 15.75%.  At June 30, 2008, the Company’s Commercial Loans totaled $14,244,545 in aggregate.

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during June, 2008 was 19%.

Equity Investments

Ameritrans, to a limited extent, makes equity investments.  These investments may be independent or incidental to our other lines of business.  Equity securities in Ameritrans’ investment portfolio at June 30, 2008 totaled $1,177,707.  Under SBA rules, Elk may make additional equity investments; however, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk’s total assets.

Life Settlement Contracts

On September 20, 2006, the Company entered into an agreement (the “Agreement”) with an unaffiliated company to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of June 30, 2008, the carrying value of amounts invested was $2,842,458, which represents the amount paid to cover first year and any subsequent period premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000 to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.

After a review of the current financing and regulatory environment, and other opportunities to make investments in the Corporate Loan Strategy, the Company has decided to exit this line of business and plans to make no new investments in these policies.

The following table shows the Company’s portfolio by security type at June 30, 2008 and June 30, 2007:

	June 30, 2008			June 30, 2007
Security Type	Cost	Fair Value	%[1]	Cost	Fair Value	%[1]
Medallion Loans	$ 29,609,325	$ 29,870,342	50.0%	$ 34,877,697	$ 34,861,174	55.9%
Commercial Loans	14,244,545	13,833,085	23.3%	19,041,398	18,771,398	30.1%
Corporate Loans	11,578,846	11,507,970	19.3%	4,000,000	4,000,000	6.4%
Life Settlement Contracts	2,842,458	2,842,458	4.8%	1,910,077	1,910,077	3.0%
Equity Securities	2,156,008	1,544,432	2.6%	2,879,494	2,837,718	4.6%
Total	$ 60,431,182	$ 59,598,287	100.0%	62,708,666	$ 62,380,367	100.0%

(1)  Represents percentage of total portfolio at fair value.

Valuation Breakdown

	June 30, 2008		June 30, 2007
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Assisted Living Facilities	$ 908,480	1.5%	$ 908,480	1.5%
ATM Operator	30,000	0.1%	31,822	0.1%
Auto Sales	75,500	0.1%	91,050	0.1%
Bioscience	5,500	-	25,500	-
Black car service	318,270	0.5%	373,826	0.6%
Boston Taxicab Medallions	4,597,158	7.7%	4,323,605	6.9%
Broadcasting/Telecommunications	1,989,638	3.3%	2,000,000	3.2%
Auto Repair	-	-	66,361	0.1%
Chicago Taxicab Medallions	17,391,690	29.2%	19,683,814	31.6%
Commercial Construction	4,558,710	7.6%	4,132,666	6.6%
Construction and Predevelopment	1,112,500	1.9%	1,312,500	2.1%
Debt Collection	672,792	1.1%	979,242	1.6%
Dry Cleaner	115,570	0.2%	369,889	0.6%
Gaming	1,954,157	3.3%	-	-
Gasoline Distribution	686,666	1.2%	720,000	1.2%
Investment Advisors	-	-	300,000	0.5%
Laundromat	1,037,515	1.7%	1,413,953	2.3%
Life Insurance Settlement	2,842,458	4.8%	1,910,077	3.1%
Manufacturing	2,900,000	4.9%	2,000,000	3.2%
Miami Taxicab Medallions	7,881,494	13.2%	6,301,975	10.1%
Nail Salon	6,385	-	13,085	-
New York Taxicab Medallions	-	-	4,551,781	7.3%
Office Water Systems	633,315	1.1%	225,000	0.4%
Printing/Publishing	1,775,143	3.0%	-	-
Processing Control Instruments	2,878,670	4.8%	-	-
Real Estate Holding/Development	-	-	1,733,334	2.8%
Residential Mortgages	665,000	1.1%	665,000	1.1%
Restaurant/Food Service	3,412,656	5.7%	3,681,091	5.9%
Sanitaryware Distributor	561,764	0.9%	604,693	1.0%
Software Company	-	-	39,271	0.1%
Telecommunications	20,813	-	34,869	0.1%
Truck Stop	-	-	800,000	1.3%
Water treatment systems	-	-	625,000	1.0%
Retail	-	-	900,000	1.4%
Real Estate Limited Partnership	366,707	0.6%	982,662	1.6%
Taxicab Medallion Equity	15,038	-	354,196	0.6%
Assets Acquired From Debtors	184,698	0.3%	225,625	0.4%
TOTAL	$ 59,598,287	100.0%	$ 62,380,367	100.0%

SOURCES OF FUNDS

The Company funds its operations from a variety of sources.  Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks.  As of June 30, 2008, Elk maintained three lines of credit with an overall borrowing limit of $40,000,000.  At June 30, 2008, Elk had $28,095,697 outstanding under these lines.  The credit lines mature at various dates through December 31, 2008, and bear interest based on the Company’s choice of the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rate minus 0.5%.  Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk is in compliance with all covenants and credit terms at June 30, 2008.

As interest rates fluctuate, our cost of funds also fluctuates while the rates on our outstanding loans to a significant number of our borrowers remains fixed, and our profitability therefore varies.  In order to partially mitigate this variance, from time to time we have purchased interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense” and Note 13 of Notes to Consolidated Financial Statements.

Pursuant to an agreement with the SBA, (the “SBA Agreement”), Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on the senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk’s portfolio.  Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.

In connection with the SBA Agreement, Elk has also entered into an intercreditor agreement (the “Intercreditor Agreement”) and a custodian agreement (the “Custodian Agreement”) with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk’s indebtedness to the banks and the SBA.  The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral.  Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.

COMPETITION

Banks, credit unions, other finance companies, and other private lenders compete with the Company in the origination of taxi medallion loans and commercial loans. A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds.  Many of our competitors are substantially larger and have considerably greater financial resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

EMPLOYEES

As of June 30, 2008, we employed a total of ten (10) employees.

INVESTMENT POLICIES

Ameritrans and Elk Investment Policies

The investment policies described below are the fundamental policies of Ameritrans and Elk (together the “Company”).  Fundamental policies, that is, policies that cannot be changed without the approval of the holders of a majority of Ameritrans’ outstanding voting securities, as defined under the 1940 Act, are described below.  A “majority of Ameritrans’ outstanding voting securities” as defined under the 1940 Act means the lesser of (i) 67% of the shares represented at a meeting at which more than 50% of the outstanding shares are represented or (ii) more than 50% of the outstanding shares.  Because Ameritrans is the only stockholder of Elk, the Company has agreed with the Commission that Elk’s fundamental investment policies will be changed only by the vote of the Ameritrans stockholders.

1.

The Company may invest up to 100% of its assets in restricted securities.

2.

The Company does not intend to engage in the purchase and sale of real estate. However, the Company may elect to purchase and sell real estate in order to protect any of its prior investments which it considers at risk.

3.

The Company may engage in short sales of securities in order to hedge securities held in its portfolio.

4.

The Company may write or buy put or call options in order to hedge a current securities position or to hedge the Company’s portfolio in general.

5.

The Company may engage in the purchase or sale of commodities or commodity contracts, including futures contracts (i) where necessary in working out distressed loan or investment situations and (ii) to otherwise hedge all or a portion of the securities positions in the Company’s portfolio.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

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

Ameritrans has elected to be treated as a “regulated investment company” (a “RIC”) under Section 851 of the Internal Revenue Code, Elk has been treated as a RIC since 1984. A regulated investment company may deduct, for federal income tax purposes, most dividends paid to stockholders, thereby avoiding federal income taxation at the corporate level.

TAXATION OF REGULATED INVESTMENT COMPANIES

In order to qualify as a RIC for a given fiscal year, a company must meet each of the following conditions for that fiscal year:

(a)

The company must be registered as an investment company under the 1940 Act at all times during the year.

(b)

At least 90% of the company’s gross income for the year must be derived from interest, gains on the sale or other disposition of stock or other securities, dividends and payment with respect to securities loans.

(c)

Less than 30% of the company’s gross income must be derived from the sale or other disposition of securities held for less than three months.

(d)

At the close of each quarter, at least 50% of the value of the company’s total assets must be represented by cash, cash items (including receivables), securities of other RICs and securities of other issuers, except that the investment in a single issuer of securities may not exceed 5% of the value of the RIC’s assets, or 10% of the outstanding voting securities of the issuer.

(e)

At the close of each quarter, and with the exception of government securities or securities of other RICs, no more than 25% of the value of a RIC’s assets may be made up of investments in the securities of a single issuer or in the securities of two or more issuers controlled by the RIC and engaged in the same or a related trade or business. However, if a non-RIC entity controlled by the RIC subsequently sustains internally generated growth (as opposed to growth via acquisitions), the diversification requirement will not be violated even if the non-RIC subsidiary represents in excess of 25% of the RIC’s assets.

(f)

The company must distribute as dividends at least 90% of its investment company taxable income (as defined in Section 852 of the Internal Revenue Code), as well as 90% of the excess of its tax-exempt income over certain disallowed tax-exempt interest deductions. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income.

In order to avoid the imposition of a non-deductible 4% excise tax on its undistributed income, a company is required, under Section 4982 of the Internal Revenue Code, to distribute within each calendar year at least 98% of its ordinary income for such calendar year and 98% of its capital gain net income (reduced by the RIC’s net ordinary loss for the calendar year, but not below its net capital gain) for the one-year period ending on October 31 of such calendar year.

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

Dividends distributed by Elk to Ameritrans will constitute ordinary income to Ameritrans to the extent derived from non-capital gain income of Elk, and will ordinarily constitute capital gain income to Ameritrans to the extent derived from capital gains of Elk. However, since Ameritrans is also a RIC, Ameritrans will, in general, not be subject to a corporate level tax on its income to the extent that it makes distributions to its stockholders. If Elk does not qualify as a RIC for any reason in any fiscal year, it will not be entitled to a federal income tax deduction for dividends distributed, and will instead be liable to pay corporate level tax on its earnings. Further, if Elk does not qualify as a RIC, such failure will cause Ameritrans to fail to qualify for RIC status as well, as long as Elk stock held by Ameritrans represents more than 25% of Ameritrans’ assets. In such a case, Ameritrans will be taxed on dividends received from Elk, subject to the deduction for corporate dividends received, which is currently 70%. Thus, if Elk fails to qualify as a RIC for any reason, its earnings would be taxed at three levels: to Elk, in part to Ameritrans, and finally, when they are distributed by Ameritrans, to our stockholders.

As long as Ameritrans qualifies as a RIC, dividends distributed by Ameritrans to its stockholders out of current or accumulated earnings and profits constitute ordinary income to such stockholders to the extent derived from ordinary income and short-term capital gains of Ameritrans (such as interest from loans by Ameritrans). Any long-term capital gain dividends distributed by Ameritrans would constitute capital gain income to Ameritrans stockholders. To the extent Ameritrans makes distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the stockholder, reducing the tax basis of the stockholder’s stock by the amount of such distribution, but not below zero, with distributions in excess of the stockholder’s basis taxable as capital gains if the stock is held as a capital asset.

TAXATION OF SBICS

As a result of Elk’s status as a licensed SBIC under the 1958 Act, Elk and its stockholders qualify for the following tax benefits:

(i)

Under Section 243 of the Internal Revenue Code, Elk may deduct 100% of the dividends received by it from domestic corporations in which it has made equity investments, regardless of whether such corporations are subsidiaries of Elk (in contrast to the generally applicable 70% deduction under the Code).

(ii)

Under Section 1243 of the Internal Revenue Code, losses sustained on Elk’s investments in the convertible debentures, or stock derived from convertible debentures, of Small Business Concerns are treated as ordinary losses rather than capital losses to Elk.

STATE AND OTHER TAXES

Ameritrans is also subject to state and local taxation.  The state, local and foreign tax treatment may not conform to the federal tax treatment discussed above.  Stockholders should consult with their own tax advisors with respect to the state and local tax considerations pertaining to Ameritrans.

THE INVESTMENT COMPANY ACT OF 1940

Ameritrans and Elk are closed-end, non-diversified management investment companies that have elected to be treated as BDCs and, as such, are subject to regulation under the 1940 Act.  The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters.  In addition, the 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of a “majority of its outstanding voting securities,” as defined under the 1940 Act.

BDCs are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, “senior securities,” as defined under the 1940 Act) senior to shares of Common Stock if the asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance.  In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase.  Pursuant to an exemptive order issued by the SEC, subordinated SBA debentures, preferred stock guaranteed by or issued to the SBA by Elk, and Elk bank borrowings are exempt from the asset coverage requirements of the 1940 Act.  Additionally, this exemptive order applies to any future Elk SBIC subsidiaries.  Ameritrans may, and currently does, when consolidating, exclude Elk borrowings for purposes of the asset coverage rules.  The exemptive order also grants certain relief from the asset coverage ratios applicable to BDCs.  Ameritrans and Elk must individually comply with Section 18 and Section 61(a) of the 1940 Act.  So long as Ameritrans and Elk individually comply with Section 18, for purposes of consolidation, any borrowings of Elk will not be considered senior securities for asset coverage purposes and as such, will not affect Ameritrans’ asset coverage ratio.

Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of the company’s total assets. The principal categories of Qualifying Assets relevant to our proposed business are the following:

(1)

Securities purchased in transactions not involving a public offering from the issuer of such securities, which issuer is an eligible portfolio company. An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

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

(iii)

the issuer has total assets of not more than $4,000,000 and capital and surplus (stockholders’ equity less retained earnings) of not less than $2,000,000, or such other amounts as the SEC may establish by rule or regulation;

(iv)

the issuer meets such requirements as the SEC may establish from time to time by rule or regulation; or

(v)

does not have any class of securities listed on a national securities exchange; or

(vi)

has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million.

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

In order to count securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available the required managerial assistance.  We believe that the common stock of Elk held by Ameritrans is a Qualifying Asset.  Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.  As provided in the 1940 Act, a loan made by an SBIC is considered the “offering of managerial assistance.”

THE SMALL BUSINESS INVESTMENT ACT OF 1958

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk’s weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA’s current debenture interest rate.  The current maximum rate of interest permitted on loans originated by Elk is 19%.  At June 30, 2008, Elk’s outstanding loans had a weighted average rate of interest of 10%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their subordinated SBA debentures and to lend money to their officers, directors and employees or invest in affiliates thereof.  The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC.  A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.  Because Ameritrans owns 100% of Elk, transfers of more than 10% of any class of voting securities of Ameritrans would require prior written SBA approval.

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single Small Business Concern may not exceed 20% of an SBIC’s Leveragable Capital.  Under the terms of the SBA Agreement, however, Elk is authorized to make loans to Disadvantaged Concerns in amounts not exceeding 30% of its respective Leveragable Capital.

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

COMMON STOCK DIVIDEND REINVESTMENT PLAN

We have authorized a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our distributions on behalf of our common stockholders, unless a stockholder elects to receive cash as in the plan.  As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our Common Stock, rather than receiving the cash.

With respect to the DRIP, no action will be required on the part of a registered stockholder to have his or her cash dividends reinvested in shares of Common Stock.  A registered stockholder may elect to receive an entire dividend in cash by sending written notice to Continental Stock Transfer & Trust Company, the plan administrator and the Company’s transfer agent so that such notice is received by the plan administrator no later than the record date for dividends to stockholders.  Information regarding this plan will be sent to each stockholder as soon as practicable.

ITEM 1A. RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto before making a decision to purchase our Common Stock and Preferred Stock.  The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our Common Stock and Preferred Stock could decline, and you may lose all or part of your investment.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we do not continue to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. With certain exceptions, we are only allowed to borrow amounts such that our asset coverage, on a consolidated basis, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current loan facilities or obtain other lines of credit at all or on terms acceptable to us.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements.

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on a timely basis an amount equal to at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital losses, if any, reduced by deductible expenses, for each year. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under our loan agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate level income tax. Because we must make distributions to our stockholders as described above, such amounts, to the extent a stockholder is not participating in our dividend reinvestment plan, will not be available to fund investment originations.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of RIC status.  If we fail to qualify as a RIC for any reason and become or remain subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.  Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term.  Such original issue discount or increases in loan balances are included in income before we receive any corresponding cash payments.  We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, non-cash income from pay-in-kind securities and deferred payment securities.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute an amount equal to at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses, to maintain our status as a RIC.  Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.  If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

Our banks will not permit us to use our bank borrowings for Corporate Loans subsequent to the sale of our taxi medallion loan portfolio.

Following the completion of the sale of our taxi medallion loan portfolio our banks may allow us to borrow for real estate secured loans, but will not permit us to utilize our bank borrowings for our Corporate Loan Strategy.  In order to successfully grow our Corporate Loan portfolio the Company will be required to obtain other sources of capital and/or renegotiate the terms of its bank lines to permit investment in Corporate Loans.

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act.  Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200% after such incurrence or issuance.  If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC.  If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. We are not generally able to issue and sell our Common Stock at a price below net asset value per share.  We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value of the Common Stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our Common Stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital.

Many of our portfolio investments are not publicly traded and, as a result, there is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are not publicly traded.  The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee.  However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value.  The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.  Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize.

The lack of liquidity in our investments may adversely affect our business.

As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities.  The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels.  These laws and regulations, as well as their interpretation, may be changed from time to time.

Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us to comply with these laws or regulations may adversely affect our business.  As discussed above, there is a risk that certain investments that we intend to treat as qualifying assets will be determined to not be eligible for such treatment. Any such determination would have a material adverse effect on our business.

We may not consummate the sale of our taxi medallion assets.

The consummation of the Loan Purchase Agreement is contingent upon certain conditions set forth in the Loan Purchase Agreement.  No assurances can be given that these conditions will be satisfied by the parties to the transaction and, to the extent such conditions are not satisfied, the Agreement is subject to termination.  In the event of termination, it will be more difficult to pursue the new Corporate Loan Strategy.

Under the Loan Purchase Agreement, the Company may remove certain non-qualifying assets from the transaction.  In the event the Company does so, such removal would reduce the net proceeds to the Company and thereby limit the extent to which the Company could pursue the Corporate Loan Strategy.

Other Risk Factors

We borrow money to fund our operations, which magnifies the potential for gain or loss on amounts invested, and may increase the risk of investing in us.  Borrowings magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in the Company.  We may borrow from and issue senior debt securities to banks, investment banks and other lenders. and through long-term subordinated SBA debentures.  These creditors have fixed dollar claims on our assets that are superior to the claims of our common shareholders.  If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

ITEM 2. PROPERTIES

In December, 2003, the Company entered into a sublease agreement with the Law Firm (See Note 12 to the Financial Statements).  Pursuant to a sublease, the Company occupies approximately 3,500 square feet of office space in New York.  This sublease, as amended, expires April 2014.  Starting in February 2007 the Company increased the amount of space it was utilizing and as a result, the Company’s rent share for the year ended June 30, 2008 was approximately $11,999 per month, subject to periodic escalations and annual increases as per the master lease agreement between the landlord and the Law Firm.  Commencing July 1, 2008 the Company’s rent share is $12,271 per month subject to periodic escalations and annual increases as per the master lease agreement between the Landlord and the Law Firm.  The Company is committed to the minimum utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the Law Firm.  In the event that more space is utilized, the percentage of the total space allocated to the Company will be increased in accordance with the terms of the sublease.  An additional office was rented in May 2008 on a month-to-month basis to accommodate certain short-term needs of the Company at a rental rate of $2,500 per month which can be canceled on thirty (30) days’ notice.

The Company agreed to indemnify GWF from any cost and expense under the terms of its master lease for additional expense associated with certain additional space, in the event GWF is not able to sublease the individual offices until such time as the Company might need to utilize that space.  Until the Company utilizes the additional space, GWF sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse GWF for the rent applicable to such vacant space.  During the years ended June 30, 2008, 2007 and 2006 no amounts were paid relating to this Indemnification Agreement.  Rent expense under the lease amounted to $151,165, $123,261 and $86,334 for the years ended June 30, 2008, 2007 and 2006, respectively.

In addition, the Company is also obligated to pay for its share of overhead expense as noted in the above lease agreement.  During January 2007 the overhead cost payments increased to $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $68,598, $62,142 and $59,837 for the years ended June 30, 2008, 2007 and 2006, respectively.

In July, 2003, the Company entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer of the Company has an ownership interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months’ notice.  Rent expense under the lease amounted to $48,739, $46,792 and $43,334 for the years ended June 30, 2008, 2007 and 2006 respectively.  This lease was necessary pursuant to the Company’s disaster recovery plan and is used as storage space and as back-up additional office space.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceeding.  From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of the Company’s management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.  The Company, however, brought a lawsuit against a former employee.  The former employee subsequently brought a counterclaim for $1.0 million which the Company believes to be without merit, and as such, no provision has been made in the financial statements as of June 30, 2008 in connection with this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held two (2) meetings of stockholders during fiscal 2008.  The Company held a special meeting of stockholders on March 18, 2008 and its annual meeting of stockholders on May 6, 2008.  All five (5) proposals as described below were approved at the special meeting of stockholders held on March 18, 2008:

Investment Advisory and Management Agreement with Velocity Capital Advisors, LLC

The stockholders approved the Investment Advisory and Management Agreement with Velocity Capital Advisors, LLC.  The Advisory Agreement will become effective once approved by the U.S. Small Business Administration (SBA) and upon the satisfaction of certain other conditions described in the Advisory Agreement.

Amendment and Restatement of Certain Investment Policies of Ameritrans and its wholly owned subsidiary Elk Associates Funding Corp.

The stockholders approved two proposals relating to the amendment and restatement of certain fundamental investment policies of each of Ameritrans and Elk.  The amended and restated fundamental investment policies for each of Ameritrans and Elk are now identical.  The revisions to such fundamental policies are expected to facilitate the management of the Company’s assets and to simplify the process of monitoring compliance with the Company’s other non-fundamental investment policies.  In addition, the amendments of such fundamental policies are intended to provide the Company with more flexibility to respond to changing markets and new investment opportunities. In addition, these amendments of the Company’s fundamental policies will provide the Board of Directors with broader discretion to determine making investment decisions permitted by the 1940 Act and other applicable law.

Changes in Authorized Shares of Common Stock and Preferred Stock

The stockholders approved the amendment to the Company’s Articles of Incorporation to increase the number of shares of our authorized Preferred Stock from one million (1,000,000) shares to ten million (10,000,000) shares, and to decrease the authorized shares of our Common Stock from 50,000,000 shares to 45,000,000 shares.  The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on Tuesday, March 18, 2008 and became effective immediately upon filing.

Approval of Private Offering of Common Stock

On March 18, 2008 the stockholders of the Company also approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of Preferred Stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation.  The Company proposes to raise aggregate gross proceeds between a minimum of $5,000,000 and up to a maximum of $50,000,000.

The Company’s Annual Meeting of Stockholders was held on May 6, 2008 (the “Meeting”).  At the Meeting the following nine (9) individuals were elected to the Board of Directors of the Company by the stockholders to serve until the 2009 Annual Meeting of Stockholders:

Gary C. Granoff	Michael Feinsod
Ellen M. Walker	Steven Etra
Howard F. Sommer	Murray A. Indick
Ivan Wolpert	John R. Laird
Peter Boockvar

The stockholders also approved and ratified the selection by the Board of Directors of Rosen Seymour Shapss Martin & Company LLP as the Company’s independent registered public accountants for the fiscal year ended June 30, 2008.

Additionally, on August 26, 2008, the Company held a special meeting of stockholders whereby the stockholders approved the sale by Ameritrans of assets of the Company pursuant to a loan purchase agreement among the Company, Elk Associates Funding Corp., Medallion Financial Corp. and Medallion Bank.

For more information, please see the Company’s definitive proxy statements filed with the SEC and the Company’s press releases filed with the SEC on Form 8-K, all of which are available online at the Company’s website at www.ameritranscapital.com and www.sec.gov.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

Ameritrans Common Stock is listed on the NASDAQ Capital Market under the symbol AMTC. Ameritrans Preferred Stock is listed on the NASDAQ Capital Market under the symbol AMTCP.

The following table shows the high and low sale prices per share of Common Stock and Preferred Stock as reported by NASDAQ, for each quarter in the fiscal years ended June 30, 2007 and June 30, 2008.

Ameritrans Common Stock	High	Low
Fiscal 2007
1st Quarter	$5.45	$4.16
2nd Quarter	$6.45	$4.69
3rd Quarter	$5.80	$4.66
4th Quarter	$5.30	$3.92

Fiscal 2008
1st Quarter	$5.65	$4.16
2nd Quarter	$7.00	$3.60
3rd Quarter	$4.00	$2.64
4th Quarter	$3.74	$2.25

1st Quarter through September 24, 2008	$4.00	$2.84

Ameritrans Preferred Stock	High	Low
Fiscal 2007
1st Quarter	$12.50	$10.76
2nd Quarter	$13.50	$11.75
3rd Quarter	$18.26	$11.23
4th Quarter	$12.71	$12.01

Fiscal 2008
1st Quarter	$13.82	$10.63
2nd Quarter	$13.00	$10.04
3rd Quarter	$11.15	$8.05
4th Quarter	$11.70	$10.00

1st Quarter through September 24, 2008	$10.48	$8.50

The following table details information regarding the Company’s existing equity compensation plans as of June 30, 2008:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average Exercise price of fully vested options	Number of securities Remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	154,424(1)	$5.25	166,688(1)
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	154,424(1)	$5.25	166,688(1)

(1) Includes fully vested options to purchase up to 118,850 shares of Common Stock granted to employees under the 1999 Employee Plan and options to up purchase to 35,574 shares granted to non-employee directors under the Non-Employee Director Plan. See “Stock Option Plans.” Does not include options to purchase up to 40,000 shares of Common Stock granted under the 1999 Employee Plan, and 13,880 shares granted to non-employee directors under the Non-Employee Director Plan which are not fully vested.

(2) All of our compensation plans have been approved by our stockholders.

The Company has declared and paid the quarterly dividend on the Preferred Stock since the Preferred Stock was issued. Most recently, the Company’s Board of Directors declared a dividend of $0.28125 per share on September 29, 2008 on the Preferred Stock for the period July 1, 2008 through September 30, 2008 payable on or about October 15, 2008 for all holders of the Preferred Stock of record as of October 9, 2008.

As of September 22, 2008, there were 160 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Preferred Stock, which is exclusive of securities held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the “Financial Statements”) included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

STATEMENT OF OPERATIONS DATA	FISCAL YEAR ENDED JUNE 30,
	2008	2007	2006	2005	2004
Investment income	$ 6,260,277	$ 5,876,670	$ 5,285,314	$ 5,442,955	$ 5,633,688
Interest expense	$ 2,357,504	$ 2,117,675	$ 2,116,903	$ 1,837,633	$ 1,443,416
Other expenses	$ 3,949,293	$ 3,916,815	$ 2,989,965	$ 3,449,105	$ 3,509,519
Total expenses	$ 6,306,797	$ 6,034,490	$ 5,106,868	$ 5,286,738	$ 4,952,935
Net investment income (loss)	$ (46,520)	$ (157,820)	$ 178,446	$ 156,217	$ 680,753
Net realized/unrealized gains (losses) on investments	$ (491,051)	$ 356,892	$ (502,426)	$ 102,691	$ (1,067,217)
Net increase (decrease) in net assets from operations	$ (537,571)	199,072	(323,980)	$ 258,908	$ (386,464)
Dividends on Preferred Stock	$ (337,500)	$ (337,500)	$ (337,500)	$ (337,500)	$ (337,500)
Net increase (decrease) in net assets from operations available to common stockholders	$ (875,071)	$ (138,428)	$ (661,480)	$ (78,592)	$ (723,964)
Net increase (decrease) in net assets from operations per common share	$ (0.26)	$ (0.04)	$ (0.25)	$ (0.04)	$ (0.36)
Common Stock dividends paid	$ 67,912	$ -	$ -	$ -	-
Common Stock dividends paid per common share	$ 0.02	$ -	$ -	$ -	$ -
Weighted average number of shares of Common Stock outstanding	3,394,981	3,391,208	2,653,898	2,035,600	2,035,600
BALANCE SHEET DATA
	2008	2007	2006	2005	2004
Investments	$ 59,598,287	$ 62,380,367	$ 53,537,580	$ 55,556,096	$ 53,234,195
Total assets	$ 61,981,468	$ 63,944,883	$ 56,018,811	$ 57,886,595	$ 57,091,906
Notes payable and demand notes	$ 28,195,697	$ 29,482,500	$ 20,927,500	$ 29,770,652	$ 28,908,652
Subordinated SBA debentures	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 12,000,000
Total liabilities	$ 41,183,176	$ 42,300,043	$ 34,259,343	$ 42,716,254	$ 41,843,447
Total stockholders’ equity	$ 20,798,292	$ 21,644,840	$ 21,759,268	$ 15,170,341	$ 15,248,459

(1) Ameritrans since inception and Elk, since the fiscal year ended June 30, 1984, have elected and qualified to be taxed as regulated investment companies and substantially all taxable income was required to be distributed to stockholders. Therefore, only minimal taxes were required to be paid.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements and notes to financial statements. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance, and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in “Risk Factors” and elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES

Change in Financial Statement Presentation

For the year ended June 30, 2008, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior year annual statements in order to conform to the current year presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

•

Unrealized gains/losses previously reported as part of “other comprehensive income (loss), net” were reclassified to “net unrealized gains (losses) on investments” in the statement of operations.  The effect of such reclassifications also changed previously reported amounts available to common shareholders.

•

Gains and losses on sales of investments previously reported as part of “total investment income, net” in the statement of operations were reclassified to “net realized gains (losses) on investments.”

•

Write-off and depreciation on interest and loans receivable, net previously reported as part of “total operating expenses” in the statement of operations were reclassified to “net unrealized gains (losses) on investments” and “net realized gains (losses) on investments.”

The change in format also resulted in the statement of stockholders’ equity essentially being replaced with the statement of changes in net assets available, which is now presented.  In addition, the schedule of investments has been expanded and certain other disclosures were added, such as the “financial highlights.”  We believe the changes noted above conform to the filing format for BDCs, such as the Company, and will provide a more meaningful representation of the Company’s operations going forward.

Investment Valuations

The Company’s loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Loans are considered “non –performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value .

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation.  Investments for which market quotations are readily available are valued at such quoted amounts.  If no public market exists, the fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.

The Company records the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors, based on actuarial life expectancy, including health evaluations.

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change relate to the determination of the fair value of the Company’s investments.

Income Recognition

Interest income, including interest on loans in default, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan balance.  Loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectability of interest and principal is doubtful.

Contingencies

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Total Investment Income

The Company’s investment income for the year ended July 30, 2008, increased $383,607 or 6.5% to $6,260,277 as compared with the prior year ended June 30, 2007.  The increase is primarily due to increases in interest income of $701,454 which was offset by a decrease of other fees of $241,464 and a decrease in leasing income of $76,383.  Elk conducted no leasing activities in the year ended June 30, 2008.  The increase in interest income is primarily due to a re-allocation of assets in the Company’s investment portfolio as compared to the year ended June 30, 2007.

Medallion loans outstanding decreased by $4,990,832, or 14%, to $29,870,342 as compared with the prior year ended June 30, 2007.  The interest rate earned on medallion loans decreased in 2008 as compared with the prior year, leading to a decrease in income of $486,509.

Commercial Loans outstanding decreased by $4,938,313, or 26%, to $ 13,833,085, as compared with the prior year ended June 30, 2007.  Offsetting this decrease in Commercial Loans outstanding was stronger performance in the remaining portfolio, interest rate floors and collection of past due interest.

Corporate Loans outstanding increased by $7,507,970, or 187%, to $11,507,970, as compared with the prior year ended June 30, 2007.  The interest rate earned on Corporate Loans decreased in 2008, as compared with the prior year, primarily due to decreases in LIBOR.  This was offset by higher rates earned on loans originated in this fiscal year and further offset by increases in rates on existing loans due to covenant resets.

Life Settlements Contracts outstanding increased by $932,381, or 49%, as compared with the prior year ended June 30, 2007.  The interest rate on these contracts was constant over the two periods, resulting in an increase in interest income as compared with the prior year ended June 30, 2007.

Operating Expenses

Interest expense for the year ended June 30, 2008 increased $239,829 or 11% to $2,357,504 when compared to the year ended June 30, 2007.  Interest expense increased due to a net increase in average bank borrowings over the course of the year ended June 30, 2008.  At June 30, 2008, overall bank borrowings had a net decrease of $1,236,803 as compared to the prior year ended June 30, 2007.  Offsetting the increase in average bank borrowings was a decrease in the average interest rate the Company paid on its lines of credit.

Salaries and employee benefits increased $99,061 or 6% when compared with the prior year.  This increase reflects the costs associated with the hiring of a new employee during the year ended June 30, 2008, as well as increases due under various employment agreements.

Occupancy costs increased $36,307 or 16%, when compared with the year ended June 30, 2007 due to increased office space utilized for an executive hired in the year ended June 30, 2007, as well as increased general overhead expenses.

Professional fees decreased $39,002 or 5% when compared with the prior year.  This decrease is due primarily to a decrease in accounting fees, which was partially offset by increases in internal control consulting fees.  Miscellaneous administrative expenses decreased $9,549 or 1% when compared with the prior year.  Loss and impairments on assets acquired decreased by $54,339 due to no change in value of remaining assets acquired held during the year ended June 30, 2008.

Net Decrease in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2008 was ($537,571) as compared to a net increase in net assets resulting from operations for the year ended June 30, 2007 of $199,072.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

Total Investment Income

The Company’s investment income increased $591,356 or 11% to $5,876,670 as compared with the prior year ended June 30, 2006. The increase is primarily due to increases in interest income of $542,140, other fees of $145,582, partially offset by a decrease in leasing income of $96,366, which was generated by the leasing activities of Elk’s subsidiaries. The increase in interest income is primarily the result of an increase of $7,800,000 in the net loan portfolio at June 30, 2007 as compared to June 30, 2006, due to new loan receivable fundings in excess of payoffs and settlements of loans receivable, as well as the impact of higher average rates charged on new or modified loans.  The decrease in leasing income was primarily due to sales of medallions and autos that were previously leased.

Operating Expenses

Interest expense for the year ended June 30, 2007 increased $772 or 0% to $2,117,675 when compared to the year ended June 30, 2006.

Salaries and employee benefits increased $401,725 or 29% when compared with the prior year. This increase reflects the costs associated with the hiring of a new executive and employee during the year ended June 30, 2007 as well as increases that were put in effect from amended officer employment agreements.  Occupancy costs increased $42,690 or 23%, when compared with the year ended June 30, 2006 due to increased office space utilized for the new executive, as well as increased overhead expenses.

Professional fees increased $346,973 or 73% when compared with the prior year.

Miscellaneous administrative expenses increased $169,108 or 20% when compared with the prior year. Loss and impairments on assets acquired decreased by $33,646 due to fewer write-downs of related assets.

Net Increase in Net Assets from Operations

Net increase in net assets resulting from operations for the year ended June 30, 2007 was $199,072 as compared to a net decrease in net assets resulting from operations for the year ended June 30, 2006 of ($323,980).

BALANCE SHEET

Total assets decreased by $1,963,415 as of June 30, 2008 when compared to total assets as of June 30, 2007. This decrease was primarily due to a decrease in the investments at fair value of $2,782,080, which is attributable to a sale of an interest in medallion loans, payoffs and settlements in excess of new loans during the fiscal year.  Prepaid expenses increased $483,575 the Company incurred costs related to prepaid stock offering cost and cost associated with the pending sale agreement of the Company’s medallion loans receivable.  The sale of the interest in medallion loans were sold during the fiscal year for proceeds of $844,802.  In addition, Elk’s proceeds from banks for the fiscal year were $22,103,197 versus $23,340,000 in repayments made on notes payable from banks. This resulted in net decrease of $1,236,803 in its short-term bank borrowings for the fiscal year ended June 30, 2008.

ASSET / LIABILITY MANAGEMENT

Interest Rate Sensitivity

Ameritrans, like other financial institutions, is subject to interest rate risk to the extent its interest- earning assets rise or fall at a different rate over time in comparison to its interest-bearing liabilities (consisting primarily of its credit facilities with banks and subordinated SBA debentures).

A relative measure of interest rate risk can be derived from Ameritrans’ interest rate sensitivity gap, i.e. the difference between interest-earning assets and interest-bearing liabilities, which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when repriceable liabilities exceed repriceable assets. A relative measure of interest rate sensitivity is provided by the cumulative difference between interest sensitive assets and interest sensitive liabilities for a given time interval expressed as a percentage of total assets.

Ameritrans’ interest rate sensitive assets were approximately $23,841,002 and interest rate sensitive liabilities were approximately $28,095,697 at June 30, 2008.  Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates.  Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates.  Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

The effect of changes in interest rates is mitigated by regular turnover of the portfolio. Based on past experience, Ameritrans anticipates that approximately 20% of the portfolio will mature or be prepaid each year. Ameritrans believes that the average life of its loan portfolio varies to some extent as a function of changes in interest rates. Borrowers are more likely to exercise prepayment rights in a decreasing interest rate environment because the interest rate payable on the borrower’s loan is high relative to prevailing interest rates. Conversely, borrowers are less likely to prepay in a rising interest rate environment.

Interest Rate Swap Agreements

Ameritrans manages the exposure of its portfolio to increases in market interest rates by entering into interest rate swap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, with expiration dates of October 15, 2007 and October 14, 2008, respectively.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. On October 15, 2007, one swap expired.  The swap transaction expiring October 14, 2008, provides for a fixed rate of 6.23%. If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the difference in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the difference in rates.  As of June 30, 2008, the floating borrowing rate was above the fixed rates.

Investment Considerations

In the fiscal year ended June 30, 2008, the Company was affected by steady decreases in LIBOR due to the federal reserve’s decrease in interest rates.  This decrease had a direct result on the actual rate the Company paid on its lines of credit.  This reduction had a beneficial effect on the Company’s cost of funds.  However, due to recent activity in the financial markets, the Company anticipates paying a higher spread over LIBOR than it currently pays due to a shift in its portfolio and the current market rates.  The dollar amount of the Company’s adjustable rate loans receivable at June 30, 2008 was approximately $23.8 million with the remainder being fixed rate loans.  The Company’s Medallion Loans generally carry fixed rates.  Interest rate increase may adversely affect the interest rate spread we receive on our Medallion Loans and fixed rate Commercial Loans

Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we lend funds.  While the loans in our portfolio in most cases bear interest at fixed-rates or adjustable-rates, we finance a substantial portion of such loans by incurring indebtedness with floating interest rates.  As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability.  Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  However, a decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business over time.  A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates.  In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

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

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.  The Company entered into a Loan Purchase Agreement dated July 16, 2008 with Medallion Financial Corp. and Medallion Bank pursuant to which the Company is selling all of its taxi medallion loans.  The Company intends to use the proceeds of sale to pay down its bank lines, to invest in Corporate Loans and for working capital.  Because the Company’s banks have notified the Company that the Company’s present loan agreements permit business loans secured by real estate or equipment but not investments in Corporate Loans, the Company will be required to seek other sources of financing for its Corporate Loan Strategy and renegotiate the terms of its bank lines of credit for its business loans secured by real estate or equipment.    The Company is actively pursuing alternative sources of funding.

At June 30, 2008, 70% or $28,095,697 of the Company’s indebtedness was represented by indebtedness to its banks with interest rates ranging from 3.9% to 4.5%, and 30% or $12,000,000 by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow up to $40,000,000 under its existing lines of credit with the banks, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

Contractual obligations expire or mature at various dates through March 1, 2014.  The following table shows all contractual obligations at June 30, 2008.

Payments due by period
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Floating rate borrowings	$ 28,095,697	$ -	$ -	$ -	$ -	$ -	$ 28,095,697
Fixed rate borrowings	100,000	-	-	-	5,050,000	6,950,000	12,100,000
Operating lease obligations (including overhead)	222,930	230,422	233,735	235,761	237,868	152,577	1,313,293
Total	$ 28,418,627	$ 230,422	$ 233,735	$ 235,761	$ 5,287,868	$ 7,102,577	$ 41,508,990

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

The Company will require sources of capital in addition to its bank lines of credit and its cash flow from operations to fund its Corporate Growth Strategy.  As a result, the Company continues to explore additional options, which may increase available funds for its growth and expansion of this strategy.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  The Company does not anticipate a material impact, if any, to the Corporation’s financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity.  It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008.  We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  SFAS 159 is effective for the Company in July 2008.  The Company does not believe SFAS 159 will have an impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements.  In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability.  The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for the Company starting in July 2008.  Since the Company already values its investments at fair value, the adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company values its portfolio at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy.  Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses.  Instead, the Company must value each individual investment and portfolio loan on a quarterly basis.  The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely.  Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments.  The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors’ estimate of the current fair value of each component of the portfolio.  Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized depreciation on investments.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $7,453 at June 30, 2008. This is comprised of a 1% change in two components, loans receivable of $23,841,002 at variable interest rate terms, and $23,095,697 for bank debt subject to variable market rates.  This example takes into account the impact of one (1) $5,000,000 interest rate swap the Company has in place on its bank debt to mitigate the effects of increases in variable interest rates. No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years through June 30, 2008, the Company has had no reportable events (as defined in Item 304(a)(2) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer, (also acting as Chief Financial Officer) and President, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2008, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2008, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2008, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2008, and is incorporated herein by reference Ameritrans has directors’ and officers’ liability insurance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2008, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)

1 and 2 FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.

The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

2.

No financial statement schedules are filed herewith because the information required has been presented in the aforementioned financial statements.

3.

EXHIBITS

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated by reference.

EXHIBIT INDEX
Exhibit
Number    Exhibit
--------  -------

3 (i)

Certificate of Incorporation (3)

3 (ii)

By-laws, as amended, to date (13)

4

Form of subordinated debentures issued to the U.S. Small Business Administration (“SBA”) by Elk Associates Funding Corporation (“Elk”) Debenture issued March 26, 1997 - principal amount - $430,000; Maturity Date - March 1, 2007; Stated Interest Rate - 7.38%.(4)

The following debentures are omitted pursuant to Rule 483:

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

Debenture issued June 26, 1996 - principal amount $1,020,000; Maturity Date - June 1, 2006; Stated Interest Rate - 7.71%.

10.1

Security Agreement between Elk and the SBA, dated September 9, 1993. (4)

10.2

Citibank Lines of Credit Approval letter dated April 1, 2008 and Master Note dated April 15, 2008 (33)

10.3

1999 Employee Stock Option Plan, as amended. (5)

10.4

Non-Employee Director Stock Option Plan, as amended. (5)

10.5

Custodian Agreement among Elk; Bank Leumi Trust Company of New York (“Leumi”), Israel Discount Bank of New York (“IDB”), Bank Hapoalim B.M. (“Hapoalim”) and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the “Custodian Agreement”).(4)

10.6

Agreements between Elk and the SBA.(4)

10.7

Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA dated September 9, 1993 (the “Intercreditor Agreement”) (4)

10.8

Amendments to the Custodian and Intercreditor Agreements. (4)

a.

Amendment removing Hapoalim and Extebank and adding European American Bank (“EAB”), dated September 28, 1994.

b.

Form of Amendment adding bank:

i.

Amendment adding United Mizrahi Bank and Trust Company (“UMB”), dated June,

1995 was previously filed.

ii.

Amendment adding Sterling National Bank and Trust Company of New York

(“Sterling”), dated April, 1996 - omitted pursuant to Rule 483.

10.9

Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the “Bank Intercreditor Agreement”). (4)

10.10

Amendments to the Bank Intercreditor Agreement. (4)

a.

Amendment removing Hapoalim and Extebank and adding European American Bank (“EAB”), dated September 28, 1994.

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

10.27

Amended and Restated Consulting Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (31)

10.28

Employment Agreement dated as of November 27, 2006 between Ameritrans and Michael Feinsod.(32)

10.29

Amended and Restated Employment Agreement dated as of May 2, 2008 between Ameritrans and Michael Feinsod.(14)

12.1

Computation of Ratio of Earnings to Fixed Charges and Preference Dividends (attached hereto)

13.1

Ameritrans 10-Q (File No. 814-00193) filed May 14, 2008. (13)

14.1

Code of Ethics of Ameritrans Capital Corporation, as amended July 1, 2008. (13)

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

99.1

Ameritrans Audit Committee Charter (32)

99.2

Ameritrans Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006. (29)

NOTES

(3)

Incorporated by reference from the Registrant’s Registration Statement on Form N-14 (File No. 333-63951) filed September 22, 1998.

(4)

Incorporated by reference from the Registrant’s Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(5)

Incorporated by reference from the Registrant’s Proxy Statement on Form 14A (File No. 814-00193) filed on May 21, 2007.

(6)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed May 14, 2004.

(7)

Incorporated by reference from the amendment to the Registrant’s N-2 (File No. 333-82693) filed March 1, 2002.

(8)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2003.

(9)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2002.

(10)

Incorporated by reference from the Registrant’s 10-K (File No. 814-00193) filed September 28, 2004.

(13)

Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on July 1, 2008.

(14)

Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on May 5, 2008.

(29)

Incorporated by reference from the Registrant’s N-2 (File No. 333-132438) filed on March 15, 2006.

(31)

Incorporated by reference from the Registrant’s 8-k (File No. 814-00193) filed September 20, 2007.

(32)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2007.

(33)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed May 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2007.

AMERITRANS CAPITAL CORPORATION

By: /s/ Gary C. Granoff
 -----------------------------------
  Gary C. Granoff
  Chief Executive Officer
  Chief Financial Officer

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary C. Granoff ----------------------------- Gary C. Granoff	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer	September 29, 2008
/s/ Michael Feinsod ----------------------------- Michael Feinsod	President, Chief Compliance Officer and Director	September 29, 2008
/s/ Ellen M. Walker ----------------------------- Ellen M. Walker	Executive Vice President and Director	September 29, 2008
/s/ Murray A. Indick ----------------------------- Murray A. Indick	Director	September 29, 2008
/s/ Steven Etra ----------------------------- Steven Etra	Director	September 29, 2008
/s/ John R. Laird ----------------------------- John R. Laird	Director	September 29, 2008
/s/ Howard F. Sommer ----------------------------- Howard F. Sommer	Director	September 29, 2008
/s/ Ivan Wolpert ----------------------------- Ivan Wolpert	Director	September 29, 2008
/s/ Peter Boockvar ----------------------------- Peter Boockvar	Director	September 29, 2008

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONTENTS

June 30, 2008, 2007 and 2006

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP

F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets at June 30, 2008 and 2007

F-3 – F-4

Statements of Operations for the Years Ended
June 30, 2008, 2007 and 2006

F-5

Statements of Changes in Net Assets for the Years Ended
June 30, 2008, 2007 and 2006

F-6

Statements of Cash Flows for the Years Ended
June 30, 2008, 2007 and 2006

F-7 – F-8

Schedules of Investments as of June 30, 2008 and 2007

F-9 – F-16

Notes to Consolidated Financial Statements

F-17 – F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets, including the schedules of investments, of Ameritrans Capital Corporation and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2008, and the financial highlights for each of the periods presented.  These consolidated financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 and the financial highlights for each of the periods presented, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin and Company LLP New York, New York September 29, 2008

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and 2007

	2008	2007

Assets (Note 6)

Investments at fair value (cost of $60,431,182 and $62,708,666, respectively):
Non-controlled/non-affiliated investments	$ 56,782,716	$ 57,992,961
Non-controlled affiliated investments	1,424,264	1,467,192
Controlled affiliated investments	1,391,307	2,920,214

Net investments at fair value	59,598,287	62,380,367

Cash and cash equivalents	665,893	251,394
Accrued interest receivable	602,956	596,553
Assets acquired in satisfaction of loans	38,250	56,030
Furniture, equipment and leasehold improvements, net	156,125	183,043
Deferred loan costs, net	186,760	227,874
Prepaid expenses and other assets	733,197	249,622

Total assets	$ 61,981,468	$ 63,944,883

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

June 30, 2008 and 2007

	2008	2007
Liabilities and Stockholders’ Equity

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, banks	28,095,697	29,332,500
Note payable – related party	100,000	150,000
Accrued expenses and other liabilities	640,576	431,577
Accrued interest payable	262,528	301,591
Dividends payable	84,375	84,375

Total liabilities	41,183,176	42,300,043

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred stock 9,500,000 and 500,000 shares authorized, respectively, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 and 50,000,000 shares authorized, respectively; 3,405,583 and 3,401,208 shares issued; 3,395,583 and 3,391,208 shares outstanding, respectively	341	340
Deferred compensation (Note 15)	(40,921)	(94,475)
Stock options outstanding (Note 15)	141,668	118,475
Additional paid-in capital	21,139,504	21,119,817
Losses and distributions in excess of earnings	(2,895,992)	(2,649,489)
Net unrealized depreciation	(1,076,308)	(379,828)
Total	20,868,292	21,714,840
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders’ equity	20,798,292	21,644,840

Total liabilities and stockholders’ equity	$ 61,981,468	$ 63,944,883

Net asset value per common share	$ 5.06	$ 5.32

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$ 5,663,970	$ 4,960,257	$ 4,562,680
Non-controlled affiliated investments	21,002	116,675	54,000
Controlled affiliated investments	234,652	141,238	59,350
	5,919,624	5,218,170	4,676,030
Fees and other income	340,653	582,117	436,535
Leasing income	-	76,383	172,749
Total investment income	6,260,277	5,876,670	5,285,314
Operating expenses:
Interest	2,357,504	2,117,675	2,116,903
Salaries and employee benefits	1,872,228	1,773,167	1,371,442
Occupancy costs	268,502	232,195	189,505
Professional fees	786,021	825,023	478,050
Other administrative expenses	1,022,542	1,032,091	862,983
Loss and impairments on assets acquired in satisfaction of loans, net	-	54,339	87,985
Total operating expenses	6,306,797	6,034,490	5,106,868
Net investment income (loss)	(46,520)	(157,820)	178,446
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(349,612)	456,402	(279,326)
Non-controlled affiliated investments	-	(145,307)	-
Controlled affiliated investments	555,041	-	-
	205,429	311,095	(279,326)
Net unrealized appreciation (depreciation) on investments	(696,480)	45,797	(223,100)
Net realized/unrealized gains (losses) on investments	(491,051)	356,892	(502,426)
Net increase (decrease) in net assets from operations	(537,571)	199,072	(323,980)
Distributions to preferred shareholders	(337,500)	(337,500)	(337,500)
Net decrease in net assets from operations available to common shareholders	$ (875,071)	$ (138,428)	$ (661,480)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,394,981	3,391,208	2,653,898

Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$ (0.26)	$ (0.04)	$ (0.25)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006

Increase (decrease) in net assets from operations:
Net investment income (loss)	$ (46,520)	$ (157,820)	$ 178,446
Net realized gains (losses) from investments	205,429	311,095	(279,326)
Unrealized appreciation (depreciation) on investments	(696,480)	45,797	(223,100)

Net increase (decrease) in net assets resulting from operations	(537,571)	199,072	(323,980)

Shareholder distributions:
Distributions to preferred shareholders	(337,500)	(337,500)	(337,500)
Distributions to common shareholders	(67,912)	-	-

Capital share transactions:
Proceeds from stock options exercised	19,688	-	-
Stock options compensation expense	76,747	24,000	-
Proceeds from sale of common stock	-	-	7,250,407

Net increase (decrease) in net assets resulting from capital shares transactions	(308,977)	(313,500)	6,912,907

Total increase (decrease) in net assets	(846,548)	(114,428)	6,588,927

Net assets:
Beginning of year	21,644,840	21,759,268	15,170,341

End of year	$ 20,798,292	$ 21,644,840	$ 21,759,268

Capital share activity:
Common shares issued upon exercise of stock options	4,375	-	-
Common shares sold	-	-	1,355,608

Net increase in capital share activity	4,375	-	1,355,608

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$ (537,571)	$ 199,072	$ (323,980)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	76,631	108,084	122,575
Deferred compensation	76,747	24,000	-
Net realized (gains) losses on investments	(205,429)	(311,095)	279,326
Net unrealized (appreciation) depreciation on investments	696,480	(45,797)	223,100
Change in investments, net	2,291,029	(8,457,144)	1,536,591
Assets acquired in satisfaction of loans	17,780	180,950	2,588
Loss on write-down of assets acquired	-	51,270	93,689
Changes in operating assets and liabilities:
Accrued interest receivable	(6,403)	46,293	121,355
Prepaid expenses and other assets	(483,575)	(79,328)	51,730
Accrued expenses and other liabilities	208,999	(448,626)	275,261
Accrued interest payable	(39,063)	(65,874)	111,180
Total adjustments	2,633,196	(8,997,267)	2,817,395
Net cash provided by (used in) operating activities	2,095,625	(8,798,195)	2,493,415
Cash flows from investing activities:
Purchases of furniture and equipment	(8,599)	(14,534)	(44,340)
Net cash used in investing activities	(8,599)	(14,534)	(44,340)
Cash flows from financing activities:
Proceeds from stock options exercised	19,688	-	-
Net proceeds from stock offering	-	-	7,250,407
Proceeds from note payable, related parties	500,000	150,000	-
Repayment of note payable, related parties	(550,000)	-	-
Proceeds from notes payable, banks	22,103,197	16,305,000	13,015,713
Repayment of notes payable, banks	(23,340,000)	(7,900,000)	(21,858,865)
Dividends paid	(405,412)	(337,500)	(337,500)
Net cash provided by (used in) financing activities	(1,672,527)	8,217,500	(1,930,245)
Net increase (decrease) in cash and cash equivalents	414,499	(595,229)	518,830
Cash and cash equivalents:
Beginning of year	251,394	846,623	327,793
End of year	$ 665,893	$ 251,394	$ 846,623

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$ 2,396,567	$ 2,244,866	$ 2,011,635

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of proceeds of medallions sold and financed by the Company to loans receivable	$ -	$ 2,096,608	$ 575,300

Stock options granted	$ 23,193	$ 118,475	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS

June 30, 2008

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (143.4%)(5)
Boston Taxicab Medallion Portfolio	26 Medallion Loans 8.19% Weighted Average Rate	$ 4,557,009	$ 4,557,009	$ 4,597,158

Chicago Taxicab Medallions	193 Medallion Loans 7.83% Weighted Average Rate	17,239,802	17,239,802	17,391,690

Florida Taxicab	75 Medallion Loans 9.34% Weighted Average Rate	7,812,514	7,812,514	7,881,494
			29,609,325	29,870,342
Commercial Loans Receivable (66.7%)(5)
Across the Town Chicago Taxicab Operations	Collateralized Business Loan 8.0%, due 6/15	15,038	15,038	15,038
Jade R. Inc. d/b/a Eagle Cleaner Laundromat	Collateralized Business Loan 9.5%, due 7/03	3,974	3,974	3,974
1519 Avenue J. Laundromat Laundromat	Collateralized Business Loan 12.5%, due 9/01	63,123	63,123	63,123
A Lot of Cars LLC Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	110,050	110,050	75,500
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11.0%, due 11/08	134,410	134,410	134,410
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	17,569	17,569	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	99,080	99,080	99,080
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	7,563	7,563	7,563
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	249,339	249,339	249,339
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 1/09	2,917	2,917	2,917
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	30,000
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	34,370	34,370	34,370
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	4,290	4,290	4,290
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	28,426	28,426	28,426
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	8,191	8,191	8,191
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	64,912	64,912	-
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	19,027	19,027	19,027
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	6,385
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	79,401	79,401	79,401
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	305,333	305,333	305,333
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	14,375	14,375	14,375
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	205,382	205,382	205,382
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	73,913	73,913	50,000
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	44,624	44,624	44,624
Elite Limousine Plus Inc. Black Car Service	Collateralized Business Loan 11.0%, due 7/08	318,270	318,270	318,270
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	5,569	5,569	5,569
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	91,606	91,606	91,606
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	880,791	880,791	880,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	435,032	435,032	435,032
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	304,682	304,682	304,682
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,989,638	1,989,638	1,989,638
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	381,316	381,316	381,316
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	686,666	686,666	686,666
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,815	155,815	155,815
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	218,986	218,986	107,000
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Ogden Avenue CH, LLC Real Estate Development	Collateralized Business Loan 11.0%, due 12/10	387,794	387,794	387,794
Soha Terrace II LLC Real Estate Development	Senior Real Estate Mortgage 12.0%, due 4/08	62,500	62,500	62,500
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	388,440	388,440	388,440
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	143,752	143,752	143,752
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
Other Miscellaneous Loans (6)		184,698	184,698	184,698
	Total Commercial Loans		14,244,545	13,833,085
Corporate Loans Receivable (55.3%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,000	2,000,000	2,000,000
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	2,000,000	1,900,000	1,900,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,775,143	1,775,143
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	2,061,224	2,025,033	1,954,157
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,985,000	1,976,159	1,976,159
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	1,000,000	1,000,000	1,000,000
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	944,862	902,511	902,511
	Total Corporate Loans		11,578,846	11,507,970

	Total loans receivable		55,432,716	55,211,397
Life Insurance Settlement Contracts (13.7%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	8 life insurance policies, aggregate face value of $40,750,000		2,842,458	2,842,458
Equity Investments (7.4%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,841
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,408
Brickman Real Estate Fund II LLP Real Estate Acquisition & Management	Limited Partnership Interest		225,001	238,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		100,000	100,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	307,297
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	20,813
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	5,500
Puretech Enterprises LLC(3) Water Cooler Distributor	40% Equity Interest		25,000	33,315
	Total equity investments		2,156,008	1,544,432
	Total investments		$ 60,431,182	$ 59,598,287

(1)Unless otherwise noted, all investments are pledged as collateral for the Notes payable, banks (see Note 6 to the consolidated financial statements).

(2)As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities.

(3)As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)The Company receives interest at a rate of 12% per annum pursuant to an agreement with another company (see Note 3 to the consolidated financial statements for more details).

(5)Percentage of net assets.

(6)Other small balance loans.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2007

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (161.1%)(5)
New York City Taxicab Medallion Portfolio	10 Medallion Loans 6.8% Weighted Average Rate	$ 4,551,781	$ 4,551,781	$ 4,551,781
Boston Taxicab Medallion Portfolio	27 Medallion Loans 7.9% Weighted Average Rate	4,323,605	4,323,605	4,323,605
Chicago Taxicab Medallions	281 Medallion Loans 8.7% Weighted Average Rate	19,700,337	19,700,337	19,683,814
Florida Taxicab	71Medallion Loans 9.34% Weighted Average Rate	6,301,974	6,301,974	6,301,974
			34,877,697	34,861,174

Commercial Loans Receivable (86.7%)(5)
Chan Development Real Estate Development	Collateralized Business Loan 12%, due 10/07	350,000	350,000	350,000
Newtex Dry Cleaner	Collateralized Business Loan 9.5%, due 8/07	136,888	136,888	106,888
1081 LLC Real Estate Development	Collateralized Business Loan 12.0%, due 2/10	213,333	213,333	213,333
All American Plazas Truck Stop Operator	Collateralized Business Loan 15.75%, due 4/08	800,000	800,000	800,000
Red Wash Corp Laundromat	Collateralized Business Loan 9%, due 6/06	25,406	25,406	25,406
Athena East/ Patchogue Diner Food Service	Collateralized Business Loan 11.25%, due 8/10	55,547	55,547	55,547
Webster Auto Repair Auto Repair	Collateralized Business Loan 9.25%, due 2/08	66,360	66,360	66,360
SPS Grand Central Subway Fast Food	Collateralized Business Loan 11.26%, due 12/09	35,452	35,452	35,452
Polaris Cleaners, Inc. Laundromat	Collateralized Business Loan 10.5%, due 3/08	17,612	17,612	17,612
1519 Avenue J. Laundromat Laundromat	Collateralized Business Loan 12.5%, due 9/01	82,327	82,327	82,327
415 West 150 LLC Real Estate Development	Collateralized Business Loan 6%, due 10/11	1,170,000	1,170,000	1,170,000
554-56 Commonwealth Ave. Laundromat	Collateralized Business Loan 6%, due 10/11	97,917	97,917	97,917
A Lot of Cars LLC Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	141,050	141,050	91,050
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11%, due 12/09	214,811	214,811	214,811
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	19,033	19,033	19,033
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,271	14,271	14,271
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	121,988	121,988	121,988
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	31,647	31,647	31,647
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	251,616	251,616	251,616
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 3/09	9,027	9,027	9,027
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	31,822
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	43,593	43,593	43,593
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	5,406	5,406	5,406
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	36,927	36,927	36,927
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	14,714	14,714	14,714
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	68,365	68,365	48,365
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	29,556	29,556	29,556
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	13,084	13,084	13,084
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	5,965
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	107,455	107,455	107,455
Cooper Ave. Wash, Inc. Laundromat	Collateralized Business Loan 10.0%, due 3/12	367,806	367,806	367,806
Super Laundry Center Laundromat	Collateralized Business Loan 10%, due 10/07	18,577	18,577	18,577
Jade R. Inc, dba Eagle Cleaner Dry Cleaner	Collateralized Business Loan 9.5%, due 7/03	157,111	157,111	102,111
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	21,667	21,667	21,667
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	301,263	301,263	301,263
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	83,899	83,899	83,899
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	83,629	83,629	83,629
Elite Limousine Plus Inc. Black Car Service	Collateralized Business Loan 11.0%, due 7/08	326,596	326,596	326,596
Elite Limousine Plus Inc. Black Car Service	Collateralized Business Loan 11.0%, due 7/08	47,228	47,228	47,228
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	12,215	12,215	12,215
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	115,685	115,685	115,685
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	890,791	890,791	890,791
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	442,544	442,544	442,544
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	417,539	417,539	417,539
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	2,000,000	2,000,000	2,000,000
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	421,840	421,840	421,840
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	720,000	720,000	720,000
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Senior Real Estate Mortgages/Business Loan 12%, due 10/08	1,332,348	1,332,348	1,332,348
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	258,986	258,986	258,986
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	51,721	51,721	51,721
Ogden Avenue CH, LLC Real Estate Development	Collateralized Business Loan 11.0%, due 12/10	358,642	358,642	358,642
Soha Terrace II LLC (2) Real Estate Development	Senior Real Estate Mortgage 12.0%, due 4/08	62,500	62,500	62,500
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	908,480	908,480	908,480
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	150,000	150,000	150,000
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	395,688	395,688	395,688
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	262,846	262,846	262,846
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Walsh Advisors Asset Management	Collateralized Business Loan 13%, due 3/08	300,000	300,000	300,000
D& L Caron	Senior Real Estate Mortgage 10%, due 1/08	200,000	200,000	200,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Temroc International Development Corp Waste water treatment	Collateralized Business Loan 13%, due 12/09	625,000	625,000	625,000
V Entertainment Retail Location	Collateralized Business Loan 12%, due 6/08	900,000	900,000	900,000
Arrow Seafood Food Market	Collateralized Business Loan 12%, due 4/08	600,000	600,000	600,000
Other Miscellaneous Loans (6)		225,625	225,625	225,625
	Total Commercial Loans		19,041,398	18,771,398

Corporate Loans Receivable (18.5%) (5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 9.5%, due 10/13		2,000,000	2,000,000
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.8%, due 6/13		2,000,000	2,000,000
	Total Corporate Loans		4,000,000	4,000,000

	Total loans receivable		57,919,095	57,632,572

Life Insurance Settlement Contracts (8.8%) (5)
Vibrant Capital Corp. (J.V. #1) (4)	8 life insurance policies, aggregate face value of $40,750,000		1,910,077	1,910,077

Equity Investments (13.1%) (5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		56,060	56,060
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		51,000	51,000
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	60,000
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	50,600
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	50,000
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		30,000	30,000
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	50,000
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	50,000
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	25,000
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	60,000
Brickman Real Estate Fund II LLP Real Estate Acquisition & Management	Limited Partnership Interest		500,001	500,001
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.0% LLC Interest		100,000	100,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6.0% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% Equity Interest		604,692	604,692
Fusion Telecommunications Internet Telephony	69,736 shares of common stock		367,027	34,869
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	25,500
Puretech Enterprises LLC(3) Water Cooler Distributor	40.0% LLC Interest		25,000	25,000
Across the Town Cab Corp. (3) Taxi Operator	48 shares of common stock (48%)		-	290,382
London Taxis North America Taxi Manufacturer	1,000 shares of common stock		2,340	2,340
	26,256 shares of common stock		61,474	61,474

	Total equity investments		2,879,494	2,837,718

	Total investments		$ 62,708,666	$ 62,380,367

(1)

Unless otherwise noted, all investments are pledged as collateral for the Notes payable, banks (see Note 6 to the consolidated financial statements).

(2)

As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities.

(3)

As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)

The Company receives interest at a rate of 12% per annum pursuant to an agreement with another company (see Note 3 to the consolidated financial statements for more details).

(5)Percentage of net assets.

(6)Other small balance loans.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008, 2007 and 2006

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

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.

Change in Financial Statement Presentation

For the year ended June 30, 2008, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior year annual statements in order to conform to the current year presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

•

Unrealized gains/losses previously reported as part of “other comprehensive income (loss), net” were reclassified to “net unrealized gains (losses) on investments” in the statement of operations.  The effect of such reclassifications also changed previously reported amounts available to common shareholders.

•

Gains and losses on sales of investments previously reported as part of “total investment income, net” in the statement of operations were reclassified to “net realized gains (losses) on investments.”

•

Write-off and depreciation on interest and loans receivable, net previously reported as part of “total operating expenses” in the statement of operations were reclassified to “net unrealized gains (losses) on investments” and “net realized gains (losses) on investments.”

The change in format also resulted in the statement of stockholders’ equity essentially being replaced with the statement of changes in net assets available, which is now presented.  In addition, the schedule of investments has been expanded and certain other disclosures were added, such as the “financial highlights.”  We believe the changes noted above conform to the filing format for BDCs, such as the Company, and will provide a more meaningful representation of the Company’s operations going forward.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“ECC”), Elk and Elk’s wholly owned subsidiaries, EAF Holding Corporation (“EAF”), EAF Enterprises LLC (“EAF Enterprises”), Medallion Auto Management LLC (“MAM”), EAF Leasing LLC, EAF Leasing II LLC and EAF Leasing III LLC.  All significant inter-company transactions have been eliminated in consolidation.

ECC is a wholly-owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.  Since its inception, ECC has had no operations

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At June 30, 2008 it was not operating any assets acquired in satisfaction of defaulted loans by Elk.

EAF Enterprises owned, leased and resold medallions acquired in satisfaction of foreclosures by Elk.  EAF Enterprises was voluntarily liquidated and dissolved on April 20, 2006.

MAM owned, leased and resold automobiles in conjunction with the activities of EAF Enterprises.  MAM was voluntarily liquidated and dissolved on April 21, 2006.

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

Investment Valuations

The Company’s loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Loans are considered “non –performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value .

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation.  Investments for which market quotations are readily available are valued at such quoted amounts.  If no public market exists the fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.

The Company records the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors, based on actuarial life expectancy, including health evaluations.

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents.  The Company maintains its cash balances with various banks with high quality ratings.  However, at times balances may exceed federally insured limits.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2007/2008, the Company intends to make the required distributions to its stockholders, therefore, no provision for federal income taxes has been provided.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal years presented.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the life of the respective leases.

Deferred Loan Costs and Fees

Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2008, 2007 and 2006 was $41,114, $41,004 and $41,002, respectively.  At June 30, 2008 and 2007, deferred loan costs and commitment fees amounted to $186,760 and $227,874, net of accumulated amortization of $233,240 and $192,126, respectively.

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

Prepaid Expenses and Other Assets

During the year ended June 30, 2008, the Company incurred costs of approximately $402,000 related to prepaid stock offering costs and costs associated with the pending sale agreement of the Company’s medallion loans receivable (see Note 18).

Impairment of Long-Lived Assets and Acquired Intangible Assets

The Company monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including intangible assets, may not be recoverable.  When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.  During the fiscal year ended June 30, 2004 the Company obtained medallions through foreclosure of loans and the value of such medallions was carried at the net value of the related foreclosed loans.  The medallions were being treated as having indefinite lives, therefore, the assets were not being amortized.  During the fiscal year ended June 30, 2007, the balance of the medallions owned by the Company through its wholly owned subsidiaries was sold at amounts in excess of their then carrying value.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change relate to the determination of the fair value of the Company’s investments.

Treasury Stock

Treasury stock is carried at cost.  Gains and losses on disposition of treasury stock, if any, are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing current net increase (decrease) in net assets from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

Dividends

Dividends and distributions to our common and preferred stockholders are recorded on the record date.  The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management.  Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.

Income Recognition

Interest income, including interest on loans in default, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan balance.  Loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectability of interest and principal is doubtful.

Stock Options

The Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Accounting for Stock-Based Compensation,” and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs in the form of stock options will be reflected in net increase (decrease) in net assets from operations for grants made including and subsequent to January 1, 2006 only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related Interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans, as the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 15).

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  The Company’s investments, including loans receivable, life settlement contracts and equity securities, are carried at their estimated fair value.  The carrying value of the bank debt is a reasonable estimate of their fair value as the interest rates are variable, based on prevailing market rates.  The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 11).

Derivatives

The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk.  The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended, all derivative instruments are recorded at fair value.  For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of other comprehensive income.  Any portion of the hedge deemed to be ineffective is recognized promptly in the consolidated statements of operations.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior year data to the current presentation.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  The Company does not anticipate a material impact, if any, to the Corporation’s financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary by clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity.  It requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively, except for the presentation and disclosure requirements which shall be applied retrospectively. We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) which establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008.  We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 offers companies an irrevocable option to measure most financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  SFAS 159 is effective for the Company in July 2008.  The Company does not believe SFAS 159 will have an impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, creates a framework within GAAP for measuring fair value, and expands disclosures about fair value measurements.  In defining fair value, the Statement emphasizes a market-based measurement approach that is based on the assumptions that market participants would use in pricing an asset or liability.  The Statement does not require any new fair value measurements, but does generally apply to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for the Company in July 2008.  Since the Company already values its investments at fair value, the adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008, 2007 and 2006

2.  Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans consist of the following as of June 30, 2008 and 2007:

	Real Estate	Other	Total

Balance—June 30, 2006	$ 250,001	$ 38,250	$ 288,251
Proceeds	(180,951)	-	(180,951)
Write-offs	(51,270)	-	(51,270)

Balance—June 30, 2007	17,780	38,250	56,030
Proceeds	(17,780)	-	(17,780)

Balance—June 30, 2008	$ -	$ 38,250	$ 38,250

3.  Investments

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company has loans of approximately $2,850,000 and $793,000 at June 30, 2008 and 2007, respectively, which are considered nonperforming.  These loans are either fully or substantially collateralized and are personally guaranteed by the debtor.  Included in the total nonperforming loans is approximately $175,000 and $441,000 at June 30, 2008 and 2007, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated collateral value.  The following table sets forth certain information concerning performing, nonperforming, and nonaccrual loans as of June 30, 2008 and 2007:

	2008	2007

Loans receivable	$ 55,211,397	$ 57,632,572
Performing loans	52,360,458	56,839,418

Nonperforming loans	$ 2,850,939	$ 793,154

Nonperforming loans: Accrual	$ 2,675,931	$ 352,333
Nonaccrual	175,008	440,821

	$ 2,850,939	$ 793,154

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 6).

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008, 2007 and 2006

Investments by Industry

Investments by industry consist of the following as of June 30, 2008 and 2007:

	Percentage of Portfolio at
	June 30, 2008	June 30, 2007

Assisted Living Facilities	1.5%	1.5%
ATM Operator	0.1%	0.1%
Auto Sales	0.1%	0.1%
Black car service	0.5%	0.6%
Boston Taxicab Medallions	7.7%	6.9%
Broadcasting/Telecommunications	3.3%	3.2%
Auto Repair	-	0.1%
Chicago Taxicab Medallions	29.2%	31.6%
Commercial Construction	7.6%	6.6%
Construction and Predevelopment	1.9%	2.1%
Debt Collection	1.1%	1.6%
Dry Cleaner	0.2%	0.8%
Gaming	3.3%	-
Gasoline Distribution	1.2%	1.2%
Investment Advisors	-	0.5%
Laundromat	1.7%	2.3%
Life Insurance Settlement	4.8%	3.1%
Manufacturing	4.9%	3.2%
Miami Taxicab Medallions	13.2%	10.1%
Nail Salon	-	-
New York Taxicab Medallions	-	7.3%
Office Water Systems	1.1%	0.4%
Printing/Publishing	3.0%	-
Processing Control Instruments	4.8%	-
Real Estate Holding/Development	-	2.8%
Residential Mortgages	1.1%	1.1%
Restaurant/Food Service	5.7%	5.7%
Sanitaryware Distributor	0.9%	1.0%
Software Company	-	0.1%
Telecommunications	-	0.1%
Truck Stop	-	1.3%
Water treatment systems	-	1.0%
Retail	-	1.4%
Real Estate Limited Partnership	0.6%	1.6%
Taxicab Medallion Equity	-	0.6%
Assets Acquired From Debtors	0.3%	-
TOTAL	100.0%	100.0%

Life Settlement Contracts

In September, 2006, the Company entered into an agreement with an unaffiliated company to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the agreement.

As of June 30, 2008, the carrying value of amounts invested was $2,842,458, which represents the amount paid to cover first year and any subsequent period premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000 to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2009	$ 1,100,000
2010	1,100,000
2011	1,100,000
2012	1,100,000
2013	1,100,000
Thereafter	5,400,000

$ 10,900,000

During the year ended June 30, 2007, one (1) life insurance policy was sold for $261,241.  The gain on the sale of $8,501 was recognized in the period.

Medallions

During the year ended June 30, 2004, Elk transferred City of Chicago taxicab medallions obtained from defaulted and foreclosed loans to certain newly formed wholly owned subsidiaries.  The subsidiaries borrowed funds in the amount of $2,382,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the City of Chicago.  All medallions were sold by these subsidiaries and these loans were all paid in full by June 30, 2007.

The subsidiaries previously leased the medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of fiscal year ended June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold.  The long-term medallion leases were with taxicab companies, which were to expire at various dates between January 31, 2008 and December 31, 2008, and could be canceled by either party with forty-five days’ advance written notice.  Leasing income under all medallion and taxicab leases for the years ended June 30, 2008, 2007 and 2006 was $0, $76,383 and $172,749, respectively.

During the year ended June 30, 2006, ten (10) medallions with a carrying value of $575,000 were sold at a price of $57,500 per medallion.  As part of the purchase contract, Elk agreed to finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date.  During the first year of the loan, the interest rate was one percent (1%) per annum.  Thereafter, beginning in the second year the interest rate increased to 1.5% above the prime rate of interest adjusted each time the prime rate changes.  No gain or loss was recognized on the sales of those medallions.

During the fiscal year ended June 30, 2007, the Company sold all its remaining thirty (30) medallions owned for a total of $2,230,358, resulting in a realized gain of $512,354.

4.  Furniture, Equipment and Leasehold Improvements

Major classes of furniture, equipment and leasehold improvements as of June 30, 2008 and 2007 are as follows:

	2008	2007	Estimated Useful Lives

Furniture and fixtures	$ 76,774	$ 76,538	7 years
Office equipment	368,566	360,203	3–5 years
Leasehold improvements	175,633	175,633	Life of lease
	620,973	612,374
Less accumulated depreciation and amortization	464,848	429,331

	$ 156,125	$ 183,043

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 was $35,517, $67,081 and $81,573, respectively.

5.  Debentures Payable to SBA

At June 30, 2008 and 2007 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	2008	2007

July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 2,050,000
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000

			$ 12,000,000	$ 12,000,000

(1) Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

6.  Notes Payable

Banks

At June 30, 2008 and 2007 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $36,000,000, respectively.  At June 30, 2008 and 2007, $28,095,697 and $29,332,500, respectively, were outstanding under these lines.  During January 2008, the Company increased its available credit on one of its lines by $4,000,000.  The loans, which mature at various dates through December 31, 2008, bear interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rates minus 0.50%.  At June 30, 2008, the weighted average interest rate on outstanding bank debt was approximately 3.96% before taking into account the effect of the interest rate swap on $5,000,000 at an effective rate of 6.23% (see Note 13).

Upon maturity, the Company anticipates that the banks will extend these lines of credit for another year, as has been the practice in previous years, provided however, if the sale of the Company’s taxi medallion portfolio is completed (see Note 18), the Company expects that it will renegotiate the terms and conditions of any future financing arrangements with its banks.  Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable (see Note 3) and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks, the SBA agreed to subordination in favor of the banks, provided that the Company maintains certain debt levels based on performance of its portfolio.

Related Party Loans

In April 2007, the Company received a loan of $150,000 from a related party to facilitate the funding of a new loan receivable.  In addition, in July , 2007, the Company received three loans totaling $500,000 from three related parties also to facilitate the funding of new loans receivable.  The loan principal is due and payable within 30 days of demand and bears interest at a rate of 10% per annum.  Payments of interest only are due and payable on the first of each month.  During the year ended June 30, 2008, three loans totaling $500,000 have been fully repaid.  Effective January 1, 2008, the interest rate on the remaining loan was reduced from 10% to 8% per annum.  For the years ended June 30, 2008 and 2007, interest paid on the loans was $28,463 and $2,834, respectively.

7.  Preferred Stock

Ameritrans had 1,000,000 shares of “blank check” preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  On March 18, 2008, the Company filed an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized preferred stock from 1,000,000 to 10,000,000 shares.  The remaining 9,500,000 and 500,000 shares, respectively, of these “blank check” preferred shares were unissued at June 30, 2008 and 2007.

As part of the April, 2002 stock offering (see Note 9) Ameritrans issued 300,000 shares of 9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value.  Since April 2007, these preferred shares are redeemable at the option of the Company at face value without any premium.

8.  Common Stock

Ameritrans had 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.  As part of stock offerings completed in April 2002 and March 2006, the Company issued an additional 300,000 and 1,355,608 shares of Common Stock, respectively (see Note 9).

During the years ended June 30, 2006 and 2007, the stockholders approved amendments to the Company’s Certificate of Incorporation to increase the number of shares of Ameritrans’ authorized Common Stock from 5,000,000 shares to 10,000,000 shares, from 10,000,000 shares to 50,000,000 shares, respectively.  During the year ended June 30, 2008 the stockholders approved an amendment to decrease the authorized Common Stock from 50,000,000 shares to 45,000,000 shares.  The amendments to the Certificate of Incorporation were filed with the Delaware Secretary of State in May, 2006, June, 2007, and March 2008, respectively, and became effective immediately upon filing.

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans Common Stock, which had previously been pledged by the borrower as collateral.  At June 30, 2008 and 2007 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

9.  Stock Offerings

In, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of  Preferred Stock, and one redeemable warrant entitling the holder to purchase one share of Common Stock at an exercise price of $6.70.  None of the warrants were exercised prior to their expiration in April, 2007.  The underwriter also obtained the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of Common Stock, one share of Preferred Stock, and one redeemable common share warrant exercisable at $8.40 per share.  These units are exercisable over a five-year period which commenced April 18, 2004.  To date, the underwriter has not exercised the right to purchase these units.

In March , 2006, the Company closed on the sale of 1,355,608 shares of Common Stock of the Company and 338,902 warrants to purchase shares of Common Stock (“Private Offering Warrants”) for aggregate gross proceeds totaling $7,930,310 ($7,250,407 net of expenses).  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share.  The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  The Common Stock and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005, of which various closings took place throughout December 2005 and January, February and March of 2006.

On March 15, 2006, Ameritrans filed a registration statement with the SEC to cover the 1,355,608 shares of Common Stock and 338,902 shares of Common Stock underlying the Private Offering Warrants sold in the private offering.  The registration statement was declared effective by the SEC on April 25, 2006.

On March 18, 2008, the stockholders of the Company approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of Preferred Stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation.  The Company proposes to raise aggregate gross proceeds between a minimum of $5,000,000 and up to a maximum of $50,000,000.

10.  Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock in each of the years ended June 30, 2008, 2007 and 2006:

	For the year ended June 30, 2008:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$ 0.28125	84,375	09/17/2007	09/28/2007	10/15/2007
Second quarter	0.28125	84,375	12/17/2007	12/28/2007	01/15/2008
Third quarter	0.28125	84,375	03/18/2008	03/31/2008	04/15/2008
Fourth quarter	0.28125	84,375	06/19/2008	06/30/2008	07/15/2008
	$ 1.1250	$ 337,500
Common Stock:
First quarter	$ 0.01	$ 33,956	11/7/2007	11/19/2007	12/12/2007
Second quarter	0.01	33,956	02/13/2008	02/25/2008	03/12/2008
	$ 0.02	$ 67,912
		$ 405,412

	For the year ended June 30, 2007:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$ 0.28125	$ 84,375	09/19/06	09/29/06	10/16/06
Second quarter	0.28125	84,375	12/19/06	12/29/06	01/15/07
Third quarter	0.28125	84,375	03/20/07	03/30/07	04/16/07
Fourth quarter	0.28125	84,375	06/19/07	06/29/07	07/16/07
	$ 1.1250	$ 337,500

	For the year ended June 30, 2006:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$ 0.28125	$ 84,375	09/20/05	09/30/05	10/17/05
Second quarter	0.28125	84,375	12/20/05	12/30/05	01/16/06
Third quarter	0.28125	84,375	03/21/06	03/31/06	04/170/6
Fourth quarter	0.28125	84,375	06/21/06	07/01/06	07/15/06
	$ 1.1250	$ 337,500

The table below shows the tax character of distributions for tax reporting purposes.

	For the Years Ended June 30,
	2008	2007	2006

Dividends paid from:
Ordinary income	$ 241,981	$ 199,794	$ 9,324
Capital gains	-	-	-
Return of capital	163,431	137,706	328,176

Total dividends	$ 405,412	$ 337,500	$ 337,500

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures (See Note 5).

11.  Financial Instruments

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair values presented below have been determined by using available market information and by applying valuation methodologies.

Loans Receivable and Life Settlement Contracts

•

Loans receivable and life settlement contracts are recorded at their estimated fair value.

Investment Securities

•

The estimated fair value of publicly traded equity securities is based on quoted market prices and privately held equity securities are recorded at their estimated fair value.

Debt

•

The carrying value of the bank debt is a reasonable estimate of fair value as the interest rates are variable, based on prevailing market rates.

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2008 and 2007 were approximately $11,308,000 and $11,280,000, respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

Other

•

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

12.  Related Party Transactions

The Company paid approximately $60,000, $108,000 and $53,000 to a law firm related to the Chief Executive Officer (“CEO”) and other officers and directors of the Company (the “Law Firm”) for the years ended June 30, 2008, 2007 and 2006, respectively, for legal services provided.

In December, 2003, the Company entered into a sublease agreement with the Law Firm.  Pursuant to a sublease, the Company occupies approximately 3,500 square feet of office space in New York.  This sublease, as amended, expires April 2014.  Starting in February 2007 the Company increased the amount of space it was utilizing and as a result, the Company’s rent share for the year ended June 30, 2008 was approximately $11,999 per month, subject to periodic escalations and annual increases as per the master lease agreement between the landlord and the Law Firm.  Commencing July 1, 2008 the Company’s rent share is $12,271 per month subject to periodic escalations and annual increases as per the master lease agreement between the Landlord and the Law Firm.  The Company is committed to the minimum utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the Law Firm.  In the event that more space is utilized, the percentage of the total space allocated to the Company will be increased in accordance with the terms of the sublease.  An additional office was rented in May 2008 on a month-to-month basis to accommodate certain short-term needs of the Company at a rental rate of $2,500 per month which can be canceled on thirty (30) days’ notice.

The Company agreed to indemnify the Law Firm from any cost and expense under the terms of its master lease for additional expense associated with certain additional space leased at the Company’s request, in the event the Law Firm is not able to sublease the individual offices until such time as the Company might need to utilize that space.  Until the Company utilizes the additional space, the Law Firm sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the Law Firm for the rent applicable to such vacant space.  During the years ended June 30, 2008, 2007 and 2006 no amounts were paid relating to this space.  Rent expense under the lease amounted to $151,165, $123,261 and $86,334 for the years ended June 30, 2008, 2007 and 2006, respectively.

In addition, the Company is also obligated to pay for its share of overhead expense as noted in the above lease agreement.  During January 2007 the overhead cost payments increased to $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $68,598, $62,142 and $59,837 for the years ended June 30, 2008, 2007 and 2006, respectively.

In July, 2003, the Company entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer and director of the Company has a financial interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months’ notice.  Rent expense under the lease amounted to $48,739, $46,792 and $43,334 for the years ended June 30, 2008, 2007 and 2006 respectively.

Total occupancy costs under the above leases and overhead cost reimbursement agreements amounted to $268,502, $232,195 and $189,505 for the years ended June 30, 2008, 2007 and 2006, respectively.

The future minimum rental and overhead payments for each of the next five years and in the aggregate thereafter are as follows:

Year Ending June 30	Rent	Overhead	Total Occupancy

2009	$ 180,930	$ 42,000	$ 222,930
2010	188,422	42,000	230,422
2011	191,735	42,000	233,735
2012	193,761	42,000	235,761
2013	195,868	42,000	237,868
Thereafter	117,577	35,000	152,577

	$ 1,068,293	$ 245,000	$ 1,313,293

The Company entered into an at-will consulting arrangement with an individual who is considered a related person of the Company.  An aggregate of $5,500 during the fiscal year ended June 30, 2008 for such consulting services.  The consulting arrangement was terminated as of June 30, 2008

The Company utilizes a relative of an officer of the Company to perform part-time administrative services.  This individual is paid per hour for administrative work he performs for the Company.  For the fiscal years ending June 30, 2008, 2007 and 2006, he was paid an aggregate of $15,926, $6,626 and $0, respectively.

In October, 2007 the Company paid $3,000 to an individual who is considered a related person of the Company, for consulting services relating to the review of the Company’s medical insurance plan.

The Company pays printing fees to a company partially owned by an officer and stockholder of the Company.  An aggregate of $8,609 during the fiscal year ended June 30, 2008, was paid for these services.

13.  Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the differences in rates.  For the years ended June 30, 2008, 2007 and 2006, Elk incurred additional net interest expense (benefit) of $12,036, $(64,151) and $12,428, respectively, due to the fluctuation of interest rates under these agreements.

Employment Agreements

The Company has entered into employment agreements with six executives of the Company for various terms expiring through June 2013, including a provision for a two year consulting agreement for one of the executives.  Certain agreements also provide for minimum bonuses.  The table below summarizes the minimum payments due under employment agreements, including minimum bonuses and the extended term for consulting services:

Year ending June 30,	Amount

2009	$ 1,183,463
2010	940,936
2011	978,397
2012	342,416
2013	203,488

$ 3,648,700

Litigation

From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business.  In the opinion of the Company’s management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition, however Ameritrans received notice of a counter claim for a lawsuit filed against a former employee and the firm that placed the employee with Ameritrans.  The counter claim seeks damages of approximately $1 million due to the employee claiming that Ameritrans brought a frivolous lawsuit against the employee.  The Company believes the counter claim is without merit and as such, no provision has been made in the financial statements as of June 30, 2008 in connection with this matter.

14.  Defined Contribution Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the years ended June 30, 2008, 2007 and 2006, contributions amounted to $125,523, $159,117 and $140,018, respectively.

15.  Stock Option Plans

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of June 30, 2008, options to purchase an aggregate of 158,850 shares of Common Stock were issued and outstanding under the 1999 Employee Plan with 118,850 fully vested.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Upon effectiveness of the Investment Management and Advisory Agreement with Velocity the Company will terminate the 1999 Employee Plan.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of June 30, 2008, options to purchase an aggregate of 49,462 shares were issued and outstanding with 35,574 fully vested under the Director Plan.  On May 9, 2008, options to purchase up to 10,141 Shares that were issued to a Director on May 9, 2007 became fully vested.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Upon effectiveness of the Investment Management and Advisory Agreement with Velocity the Company will terminate the Director Plan.

Options Granted and Canceled

On October 8, 2007, the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted Michael Feinsod, President of Ameritrans, options to purchase up to 20,000 shares of Common Stock of the Company exercisable at $4.50 per share.  Such shares were fully vested at the date of grant.

In August, 2007, the officer exercised 4,375 options at a purchase price of $4.50 per share.  On May 19, 2008, the Company granted a member of the Board options to purchase up to 13,888 Shares of the Company.  The options vest one year from the date of grant, and are exercisable for five (5) years from the grant date at an exercise price of $3.60 per share.  Also, during the year ended June 30, 2008, 10,917 options were canceled because a director did not stand for re-election.

Effective January 1, 2006, the Company adopted SFAS 123(R) under the modified prospective method.  The Company previously applied APB Opinion No. 25 and related Interpretations in accounting for all plans (see Note 1).  Because there were no unvested options outstanding at December 31, 2005, and no options were granted from January 1, 2006 to June 30, 2006, no compensation cost was recognized in the consolidated statements of operations under these plans for the year ended June 30, 2006.  Therefore, for the years ended June 30, 2006 and 2005, the Company followed the disclosure-only provisions of SFAS No. 123.  Under SFAS 123, pro forma information regarding increase (decrease) in net assets from operations and earnings (loss) per share was required, and had been computed as if the Company had accounted for its employee stock options under the fair value method required by SFAS 123 for options that vested prior to January 1, 2006.  The fair market value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006

Risk-free rate	3.09%	5.00%	5.00%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.08	.07	.07
Average life	5 years	5 years	5 years

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

For purposes of pro forma disclosures for activity prior to adopting SFAS No. 123R effective January 1, 2006, the estimated fair value of the options was amortized to expense over the vesting period of the options.  The Company’s pro forma information for the year ended June 30, 2006 is follows:

Net decrease in net assets from operations available to common shareholders as reported	$ (661,480)
Deduct: stock-based compensation expense determined under fair value method	(76,377)

Pro forma net decrease in net assets from operations available to common shareholders	$ (737,857)

Net decrease in net assets from operations per common share: Basic and diluted – as reported	$ (0.25)
– pro forma	$ (0.28)

After adoption of SFAS 123(R) (see Note 1), the fair value of the options granted amounted to $141,668 and $118,475 at June 30, 2008 and 2007, respectively, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options vested for the years ended June 30, 2008 and 2007 was $76,747 and $24,000, respectively.  As of June 30, 2008, total deferred compensation related to unvested options was $40,921, which is expected to be recognized over a period of approximately two years.

A summary of both of the Stock Option Plans’ transactions in fiscal periods 2008, 2007 and 2006 is as follows:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2005	80,757	$ 5.06

Granted	33,800	$ 5.78
Canceled	(10,020)	$ 4.99
Expired	-	-
Exercised	-	-

Options outstanding at June 30, 2006	104,537	$ 5.30

Granted	99,574	$ 5.25
Canceled	(10,020)	$ 4.99
Expired	-	-
Exercised	-	-

Options outstanding at June 30, 2007	194,091	$ 5.29

Granted	33,888	$ 4.13
Canceled	(10,917)	$ 4.58
Expired	(4,375)	$ 5.56
Exercised	(4,375)	$ 4.50

Options outstanding at June 30, 2008	208,312	$ 5.14

The following table summarizes information about the stock options outstanding under the Company’s option plans as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price

$ 4.50-$ 4.95	29,425	1.33 years	$ 4,70	29,425	$ 4.70
$ 5.56-$ 6.12	29,425	2.50 years	$ 5.81	29,425	$ 5.81
$ 3.60	13,888	4.89 years	$ 3.60	-	$ 3.60
$ 6.25	16,000	1.54 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	4.91 years	$ 5.28	40,000	$ 5.28
$ 5.30	9,433	3.48 years	$ 5.30	9,433	$ 5.30
$ 4.50	20,000	4.28 years	$ 4.50	20,000	$ 4.50
$ 4.93	10,141	3.86 years	$ 4.93	10,141	$ 4.93

$ 3.60-$ 6.25	208,312	3.64 years	$ 5.14	154,424	$ 5.25

The Company’s shareholders approved an Investment Advisory and Management and Advisory Agreement dated March 18, 2008 pursuant to which Velocity Capital Advisors will act as adviser, subject to approval of the U.S. Small Business Administration.  Upon effectiveness of that agreement, the Company will make no further grants under its stock option plans.

16.  Financial Highlights

	Years Ended June 30,
	2008	2007	2006

Net share data
Net asset value at the beginning of the year	$ 5.32	$ 5.36	$ 5.68
Net investment income (loss)	(0.01)	(0.05)	0.07
Net realized and unrealized gains (losses) on investments	(0.14)	0.11	(0.19)
Net increase in net assets from operations	(0.15)	0.06	(0.12)
Net change in net assets from capital share transactions	0.01	-	(0.07)
Distributions to Stockholders (4)	(0.12)	(0.10)	(0.13)
Total increase (decrease) in net asset value	(0.26)	(0.04)	(0.32)
Net asset value at the end of the year	$ 5.06	$ 5.32	$ 5.36
Per share market value at beginning of year	$ 5.21	$ 5.07	$ 5.90
Per share market value at end of year	$ 3.01	$ 5.21	$ 5.07
Total return (1)	(39.9%)	4.7%	(11.9%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$ 17,622	$ 18,102	$ 14,865
Total expense ratio (3)	35.8%	34.8%	34.3%
Net investment income (loss) to average net assets	(0.7%)	(0.9%)	1.2%

(1)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(2)

Average net assets excludes capital from preferred stock.

(3)

Total expense ratio represents total expenses divided by average net assets.

(4)

Amount represents total dividends on both common and preferred stock divided by weighted average shares.

17.  Quarterly Financial Data (Unaudited)

For the year ended June 30, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$ 1,641,418	$ 1,611,470	$ 1,583,108	$ 1,424,281
Net investment income (loss)	$ 123,525	$ 28,080	$ 2,886	$ (201,011)
Net increase (decrease) in net assets from operations	$ 3,917	$ (225,397)	$ (4,215)	$ (311,876)
Net increase (decrease) in net assets from operations per common share:
Basic and diluted	$ (0.02)	$ (0.09)	$ (0.03)	$ (0.12)

For the year ended June 30, 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$ 1,411,377	$ 1,460,512	$ 1,498,589	$ 1,506,192
Net investment income (loss)	$ 32,809	$ 121,422	$ (87,230)	$ (224,821)
Net increase (decrease) in net assets from operations	$ 13,501	$ (40,993)	$ (150,900)	$ 377,464
Net increase (decrease) in net assets from operations per common share:
Basic and diluted	$ (0.02)	$ (0.04)	$ (0.07)	$ 0.09

18.  Other Matters

SBA Audit

During the fiscal year ended June 30, 2007, the Company was audited by the SBA for the eighteen (18) month period ended September 30, 2006.  As a result of that audit, the only outstanding finding was to obtain approval from the SBA of the Company’s overall “management expense” as defined by SBA policies and regulations.  By letter dated August 28, 2008, the Company received SBA approval of its overall “management expense” for the fiscal years ended June 30, 2005, June 30, 2006, and June 30, 2007.  In addition, during the fiscal year ended June 30, 2008, the SBA conducted an audit for the 12-month period ended September 30, 2007.  By letter dated August 28, 2008, the SBA indicated that there were no new issues or findings needing any resolution between the licensee (Elk Associates Funding Corporation) and the SBA.

Subsequent Event

On July 16, 2008, the Company entered into a loan purchase agreement (the “Loan Purchase Agreement”) with Medallion Financial Corp. and Medallion Bank (the “Buyer”) (the “Medallion Loans”) whereby the Company will sell its entire taxi medallion portfolio.  The Loan Purchase Agreement was approved by the Company’s shareholders on August 26, 2008.  The Loan Purchase Agreement provides for a closing on or before October 15, 2008.

The Buyer will pay approximately $29.1 million for the Medallion Loans.  The proceeds from the sale of assets pursuant to the Loan Purchase Agreement will be used to pay down the Company’s existing bank lines of credit, which were approximately $28 million in the aggregate at June 30, 2008, and to fund the Company’s new investments and for working capital.