Form 10-Q
period 2008-09-30
AMERITRANS CAPITAL CORP
filed 2008-11-19
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________

Commission File Number 0-22153

AMERITRANS CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2102424 (I.R.S. Employer Identification No.)
747 Third Avenue, New York, New York 10017 (Address of Registrant’s principal executive office) (Zip Code)
(212) 355-2449 (Registrant’s telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
(Do not check if a small reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of November 10, 2008 was 3,405,583.  The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock outstanding as of November 10, 2008 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  29

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

35

ITEM 4.

CONTROLS AND PROCEDURES

36

PART II. OTHER INFORMATION

39

Item 1. Legal Proceedings

39

Item 1A. Risk Factors

39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

39

Item 3. Default upon Senior Securities

39

Item 4. Submission of Matters to a Vote of Security Holders

39

Item 5. Other Information

39

Item 6. Exhibits

40

Exhibit Index

40

(a)

Exhibits

40

SIGNATURES

41

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	June 30, 2008
	(unaudited)
Assets

Investments at fair value (cost of $59,255,744 and $60,431,182, respectively):
Non-controlled/non-affiliated investments	$ 56,055,951	$ 56,782,716
Non-controlled affiliated investments	1,468,906	1,424,264
Controlled affiliated investments	696,756	1,391,307

Total investments at fair value	58,221,613	59,598,287

Cash and cash equivalents	1,499,038	665,893
Accrued interest receivable	676,665	602,956
Assets acquired in satisfaction of loans	38,250	38,250
Furniture, equipment and leasehold improvements, net	149,660	156,125
Deferred loan costs, net	176,426	186,760
Prepaid expenses and other assets	722,359	733,197

Total assets	$ 61,484,011	$ 61,981,468

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	June 30, 2008
Liabilities and Stockholders’ Equity	(unaudited)

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, banks	28,525,697	28,095,697
Note payable – related party	-	100,000
Accrued expenses and other liabilities	509,184	640,576
Accrued interest payable	121,623	262,528
Dividends payable	84,375	84,375

Total liabilities	41,240,879	41,183,176

Commitments and contingencies (Notes 2, 3, 4 and 7)

Stockholders’ equity:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 8)	(33,100)	(40,921)
Stock options outstanding (Note 8)	141,668	141,668
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(3,257,737)	(2,895,992)
Net unrealized depreciation on investments	(1,277,544)	(1,076,308)
Total	20,313,132	20,868,292
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders’ equity	20,243,132	20,798,292

Total liabilities and stockholders’ equity	$ 61,484,011	$ 61,981,468

Net asset value per common share	$ 4.90	$ 5.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2008	September 30, 2007
Investment income:	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$ 1,344,537	$ 1,483,215
Non-controlled affiliated investments	4,280	2,771
Controlled affiliated investments	30,095	58,589
	1,378,912	1,544,575
Fees and other income	80,549	96,843
Total investment income	1,459,461	1,641,418
Expenses:
Interest	487,279	630,061
Salaries and employee benefits	483,961	425,126
Occupancy costs	74,035	69,018
Professional fees	434,934	202,156
Other administrative expenses	278,085	191,532
Total expenses	1,758,294	1,517,893
Net investment income (loss)	(298,833)	123,525
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	13,148	(41,447)
Non-controlled affiliated investments	-	-
Controlled affiliated investments	8,315	145,191
	21,463	103,744
Net unrealized depreciation on investments	(201,236)	(223,352)
Net realized/unrealized losses on investments	(179,773)	(119,608)
Net increase (decrease) in net assets from operations	(478,606)	3,917
Distributions to preferred shareholders	(84,375)	(84,375)
Net decrease in net assets from operations available to common shareholders	$ (562,981)	$ (80,458)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,393,348
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$ (0.17)	$ (0.02)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the three months ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations:
Net investment income (loss)	$ (298,833)	$ 123,525
Net realized gains from investments	21,463	103,744
Unrealized depreciation on investments	(201,236)	(223,352)

Net increase (decrease) in net assets from operations	(478,606)	3,917

Shareholder distributions:
Distributions to preferred shareholders	(84,375)	(84,375)

Capital share transactions:
Proceeds from stock options exercised	-	19,688
Stock options compensation expense	7,821	-

Net decrease in net assets from capital shares transactions	(76,554)	(64,687)

Total decrease in net assets	(555,160)	(60,770)

Net assets:
Beginning of period	20,798,292	21,644,840

End of period	$ 20,243,132	$ 21,584,070

Capital share activity:
Common shares issued upon exercise of stock options	-	4,375

Net increase in capital share activity	-	4,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$ (478,606)	$ 3,917
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	17,917	18,078
Deferred compensation	7,821	-
Net realized gains on investments	(21,463)	(103,744)
Net unrealized depreciation on investments	201,236	223,352
Change in investments, net	1,196,901	2,042,813
Assets acquired in satisfaction of loans	-	17,780
Changes in operating assets and liabilities:
Accrued interest receivable	(73,709)	(33,597)
Prepaid expenses and other assets	10,838	(130,579)
Accrued expenses and other liabilities	(131,392)	15,603
Accrued interest payable	(140,905)	(212,769)
Total adjustments	1,067,244	1,836,937
Net cash provided by operating activities	588,638	1,840,854
Cash flows from investing activities:
Purchases of furniture and equipment	(1,118)	(2,630)
Net cash used in investing activities	(1,118)	(2,630)
Cash flows from financing activities:
Proceeds from stock options exercised	-	19,688
Proceeds from note payable, related parties	-	500,000
Repayment of note payable, related parties	(100,000)	(150,000)
Proceeds from notes payable, banks	2,150,000	4,393,197
Repayment of notes payable, banks	(1,720,000)	(5,800,000)
Dividends paid	(84,375)	(84,375)
Net cash provided by (used in) financing activities	245,625	(1,121,490)
Net increase in cash and cash equivalents	833,145	716,734
Cash and cash equivalents:
Beginning of period	665,893	251,394
End of period	$ 1,499,038	$ 968,128

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 628,184	$ 848,398

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

Portfolio Company (1)	Investment Investment Rate/Maturity	Portfolio Valuation as of September 30, 2008
		Principal	Net Cost	Value
Medallion Loans Receivable (135.5%)(5)
Boston Taxicab Medallion Portfolio	26 Medallion Loans 8.19% Weighted Average Rate	$ 3,806,539	$ 3,806,539	$ 3,770,913

Chicago Taxicab Medallions	193 Medallion Loans 7.83% Weighted Average Rate	16,344,983	16,344,983	16,192,010

Florida Taxicab	75 Medallion Loans 9.34% Weighted Average Rate	7,530,726	7,530,726	7,460,623
			27,682,248	27,423,546
Commercial Loans Receivable (64.6%)(5)
Across the Town Chicago Taxicab Operations	Collateralized Business Loan 8.0%, due 6/15	15,038	15,038	15,038
A Lot of Cars LLC Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	107,050	107,050	75,500
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11.0%, due 11/08	120,133	120,133	120,133
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	17,376	17,376	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	99,080	99,080	99,080
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	956	956	956
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	23,460	23,460	23,460
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 1/09	1,286	1,286	1,286
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	30,000
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	31,958	31,958	31,958
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,996	3,996	3,996
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	26,200	26,200	26,200
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	6,386	6,386	6,386
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	64,280	64,280	-
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	16,137	16,137	16,137
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	6,385
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	71,668	71,668	71,668
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	287,262	287,262	287,262
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	12,143	12,143	12,143
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	179,639	179,639	179,639
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	73,913	73,913	50,000
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	43,140	43,140	43,140
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	3,771	3,771	3,771
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	55,554	55,554	55,554
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	435,724	435,724	435,724
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	273,272	273,272	273,272
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,978,856	1,978,856	1,978,856
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	369,435	369,435	369,435
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	674,556	674,556	674,556
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	156,253	156,253	156,253
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	212,236	212,236	100,250
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	351,113	351,113	351,113
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	119,843	119,843	119,843
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
N.A. Trading Finance LLC Inventory Finance	Collateralized Business Loan 12.0%, due 9/09	25,000	25,000	25,000
Conklin Services & Construction Inc. – Dem Specialty Construction and Maintenance	Collateralized Business Loan 12.0%, due 1/09	43,488	43,488	43,488
Conklin Services & Construction Inc. – Dem Note B Specialty Construction and Maintenance	Collateralized Business Loan 12.0%, due 1/09	12,424	12,424	12,424
Greaves-Peters Laundry Systems Laundromat	Collateralized Business Loan 10.9%, due 6/13	400,000	400,000	400,000
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 4.50%, due 7/09	107,142	107,142	107,142
Other Miscellaneous Loans (6)		178,728	178,728	178,728
	Total Commercial Loans		13,492,970	13,085,335
Corporate Loans Receivable (66.8%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,444	2,000,444	2,000,444
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	1,875,000	1,875,000	1,875,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,774,429	1,876,667
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	1,395,842	1,361,703	1,395,842
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,956,564	1,948,228	1,956,569
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	967,500	987,500	987,500
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	942,482	902,006	942,482
Learning Care Group Private Education	Term Loan, First Lien 8.4%, due 6/15	997,500	958,770	997,500
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.9%, due 8/15	1,500,000	1,455,143	1,500,000
	Total Corporate Loans		13,263,223	13,532,004

	Total loans receivable		54,438,441	54,040,885
Life Insurance Settlement Contracts (14.4%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	8 life insurance policies, aggregate face value of $40,750,000		2,911,296	2,911,296
Equity Investments (6.3%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,841
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,408
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		100,000	100,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	307,297
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	18,024
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	5,500
	Total equity investments		1,906,007	1,269,432
	Total investments		$ 59,255,744	$ 58,221,613

(1)Unless otherwise noted, all investments are pledged as collateral for the Notes payable, banks.

(2)As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities.

(3)As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)The Company receives interest at a rate of 12% per annum pursuant to an agreement with another company.

(5)Percentage of net assets.

(6)Other small balance loans.

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q November 2008\Final November 19, 2008 10Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

Portfolio Company (1)	Investment Investment Rate/Maturity	Portfolio Valuation as of June 30, 2008
		Principal	Net Cost	Value
Medallion Loans Receivable (143.4%)(5)
Boston Taxicab Medallion Portfolio	26 Medallion Loans 8.19% Weighted Average Rate	$ 4,557,009	$ 4,557,009	$ 4,597,158

Chicago Taxicab Medallions	193 Medallion Loans 7.83% Weighted Average Rate	17,239,802	17,239,802	17,391,690

Florida Taxicab	75 Medallion Loans 9.34% Weighted Average Rate	7,812,514	7,812,514	7,881,494
			29,609,325	29,870,342
Commercial Loans Receivable (66.7%)(5)
Across the Town Chicago Taxicab Operations	Collateralized Business Loan 8.0%, due 6/15	15,038	15,038	15,038
Jade R. Inc. d/b/a Eagle Cleaner Laundromat	Collateralized Business Loan 9.5%, due 7/03	3,974	3,974	3,974
1519 Avenue J. Laundromat Laundromat	Collateralized Business Loan 12.5%, due 9/01	63,123	63,123	63,123
A Lot of Cars LLC Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	110,050	110,050	75,500
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11.0%, due 11/08	134,410	134,410	134,410
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	17,569	17,569	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	99,080	99,080	99,080
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	7,563	7,563	7,563
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	249,339	249,339	249,339
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 1/09	2,917	2,917	2,917
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	30,000
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	34,370	34,370	34,370
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	4,290	4,290	4,290
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	28,426	28,426	28,426
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	8,191	8,191	8,191
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	64,912	64,912	-
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	19,027	19,027	19,027
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	6,385
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	79,401	79,401	79,401
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	305,333	305,333	305,333
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	14,375	14,375	14,375
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	205,382	205,382	205,382
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	73,913	73,913	50,000
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	44,624	44,624	44,624
Elite Limousine Plus Inc. Black Car Service	Collateralized Business Loan 11.0%, due 7/08	318,270	318,270	318,270
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	5,569	5,569	5,569
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	91,606	91,606	91,606
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	880,791	880,791	880,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	435,032	435,032	435,032
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	304,682	304,682	304,682
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,989,638	1,989,638	1,989,638
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	381,316	381,316	381,316
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	686,666	686,666	686,666
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,815	155,815	155,815
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	218,986	218,986	107,000
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Ogden Avenue CH, LLC Real Estate Development	Collateralized Business Loan 11.0%, due 12/10	387,794	387,794	387,794
Soha Terrace II LLC Real Estate Development	Senior Real Estate Mortgage 12.0%, due 4/08	62,500	62,500	62,500
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	388,440	388,440	388,440
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	143,752	143,752	143,752
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
Other Miscellaneous Loans (6)		184,698	184,698	184,698
	Total Commercial Loans		14,244,545	13,833,085
Corporate Loans Receivable (55.3%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,000	2,000,000	2,000,000
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	2,000,000	1,900,000	1,900,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,775,143	1,775,143
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	2,061,224	2,025,033	1,954,157
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,985,000	1,976,159	1,976,159
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	1,000,000	1,000,000	1,000,000
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	944,862	902,511	902,511
	Total Corporate Loans		11,578,846	11,507,970

	Total loans receivable		55,432,716	55,211,397
Life Insurance Settlement Contracts (13.7%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	8 life insurance policies, aggregate face value of $40,750,000		2,842,458	2,842,458
Equity Investments (7.4%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,841
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,408
Brickman Real Estate Fund II LLP Real Estate Acquisition & Management	Limited Partnership Interest		225,001	238,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		100,000	100,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	307,297
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	20,813
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	5,500
Puretech Enterprises LLC(3) Water Cooler Distributor	40% Equity Interest		25,000	33,315
	Total equity investments		2,156,008	1,544,432
	Total investments		$ 60,431,182	$ 59,598,287

(1)Unless otherwise noted, all investments are pledged as collateral for the Notes payable, banks.

(2)As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because we own 5% or more of the portfolio company’s outstanding voting securities.

(3)As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)The Company receives interest at a rate of 12% per annum pursuant to an agreement with another company.

(5)Percentage of net assets.

(6)Other small balance loans.

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q November 2008\Final November 19, 2008 10Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of September 30, 2008, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three months ended September 30, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans Capital Corporation is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation.  Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes loans to and invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure.  We also make equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

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

The Company categorizes its investments into five categories:  1) Taxicab Medallion finance; 2) Corporate Loans; 3) Commercial Loans; 4) Life Settlement Contracts; and 5) Equity Investments.   For a more detailed description of these investment categories please see the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Commission by the Company on September 29, 2008 and which is available on the Company’s web site at www.ameritranscapital.com.

Change in Financial Statement Presentation

Effective for the year ended June 30, 2008, and the quarter ended September 30, 2008, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior quarterly statements in order to conform to the current presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

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

The change in format also resulted in the statement of stockholders’ equity essentially being replaced with the statement of changes in net assets available, which is now presented.  In addition, the schedule of investments has been expanded and certain other disclosures were added, such as the “financial highlights.”  We believe the changes noted above conform to the filing format for the Company, as a BDC, and will provide a meaningful representation of the Company’s operations going forward.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“ECC”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”).  All significant inter-company transactions have been eliminated in consolidation.

ECC is a wholly-owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.  Since its inception, ECC has had no operations

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At September 30, 2008 it was not operating any assets.

Investment Valuations

The Company’s loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Loans are considered “non-performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value .

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value.

The Company records the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors, based on secondary market conditions, policy characteristics and actuarial life expectancy, including health evaluations.

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Effective July 1, 2008, the Company adopted SFAS 157, which expands the application of fair value accounting for investments (see Note 2).

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  The Company has not yet implemented this plan.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options.

Presentation of Prior Quarter Data

Certain reclassifications have been made to conform prior quarter data to the current presentation.

2.

Investments

Investments by Industry

Investments by industry consist of the following as of September 30, 2008 and June 30, 2008:

	Percentage of Portfolio at
	September 30, 2008	June 30, 2008

Assisted Living Facilities	1.6%	1.5%
ATM Operator	0.1%	0.1%
Auto Sales	-	0.1%
Black car service	0.1%	0.5%
Boston Taxicab Medallions	6.5%	7.7%
Broadcasting/Telecommunications	3.4%	3.3%
Chicago Taxicab Medallions	28.1%	29.2%
Commercial Construction	7.2%	7.6%
Construction and Predevelopment	1.8%	1.9%
Debt Collection	1.0%	1.1%
Dry Cleaner	0.2%	0.2%
Education	1.6%	-
Gaming	2.4%	3.3%
Gasoline Distribution	1.2%	1.2%
Laundromat	1.8%	1.7%
Life Insurance Settlement	5.0%	4.8%
Manufacturing	7.5%	4.9%
Miami Taxicab Medallions	12.8%	13.2%
Office Water Systems	1.0%	1.1%
Printing/Publishing	3.2%	3.0%
Processing Control Instruments	5.0%	4.8%
Residential Mortgages	1.1%	1.1%
Restaurant/Food Service	5.9%	5.7%
Sanitaryware Distributor	1.1%	0.9%
Real Estate Limited Partnership	0.2%	0.6%
Taxicab Medallion Equity	0.1%	-
Assets Acquired From Debtors	0.1%	0.3%
TOTAL	100.0%	100.0%

Life Settlement Contracts

In September 2006, the Company entered into an agreement with an unaffiliated company to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated company a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the agreement.

As of September 30, 2008, the carrying value of amounts invested was $2,911,296, which represents the amount paid to cover first year and any subsequent period premiums for eight (8) life insurance policies with an aggregate face value of $40,750,000 to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company were to continue to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2009 (nine months)	$ 825,000
2010	1,100,000
2011	1,100,000
2012	1,100,000
2013	1,100,000
Thereafter	5,400,000

$ 10,625,000

Fair Value of Investments

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands application of fair value accounting. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. SFAS 157 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. SFAS 157 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with SFAS 157, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with SFAS 157 (see Note 1).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The following table presents fair value measurements of investments as of September 30, 2008:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$ 58,221,613	$ 18,024	$ -	$ 58,203,589

The following tables present changes in investments that use Level 3 inputs for the three months ended September 30, 2008:

Three months ended September 30, 2008
Balance as of June 30, 2008	$ 59,577,474
Net unrealized gains (losses)	(198,447)
Net purchases, sales or redemptions	(1,175,438)
Net transfers in and/or out of Level 3	-
Balance as of September 30, 2008	$ 58,203,589

As of September 30, 2008, the net unrealized loss on the investments that use Level 3 inputs was $685,128.

3.

Debentures Payable to SBA

At September 30, 2008 and June 30, 2008 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	September 30, 2008	June 30, 2008

July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 2,050,000
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000

			$ 12,000,000	$ 12,000,000

(1) Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

4.

Notes Payable

Banks

At September 30, 2008 and September 30, 2007 the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $36,000,000, respectively.  At September 30, 2008 and June 30, 2008, $28,525,697 and $28,095,697, respectively, were outstanding under these lines.  During January 2008, the Company increased its available credit on one of its lines by $4,000,000.  The loans bore interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rates minus 0.50%.  At September 30, 2008, the weighted average interest rate on outstanding bank debt was approximately 4.5% before taking into account the effect of the interest rate swap on $5,000,000 at an effective rate of 6.23% (see Note 7).

The bank loans were maturing on or about October 30, 2008.  On October 29, 2008, following the closing of the sale of the taxi medallion loan portfolio (see Note 10) the Company paid the banks in full all principal and accrued interest due on the three loans.

The Company negotiated short term lines of credit with each of its three banks thereafter in the aggregate amount of $2,000,000 for a period of ninety (90) days from October 30, 2008 and in the aggregate amount of $1,000,000 for one additional ninety (90) day period thereafter, at which time all sums due on the lines must be paid in full.  It is not presently contemplated that the Company will request to continue any lines of credit thereafter with its existing banks.  The Company at the present time is in the process of documenting those lines and certain terms of one of the lines is still under negotiation and discussion.   Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordination of the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “borrowing base” which is submitted for review to the SBA and the banks for periodic review.

Related Party Loans

In July 2007, the Company received three loans totaling $500,000 from three related parties also to facilitate the funding of new loans receivable.  The loan principal was due and payable within 30 days of demand and bore interest at a rate of 10% per annum.  Payments of interest only were due and payable on the first of each month.  As of September 30, 2008 there were no loans to related parties outstanding.  For the three months ended September 30, 2008 and 2007, interest paid on the loans was $2,689 and $13,751, respectively.

5.

Dividends to Stockholders

On September 29, 2008, the Company declared a dividend of $0.28125 per share on its 9 3/8% Cumulative Participating Preferred Stock for the period July 1, 2008 through September 30, 2008, totaling $84,375, which was paid on or about October 15, 2008 to all holders of record as of October 9, 2008.

6.

Related Party Transactions

The Company paid $16,277 and $22,437 to a law firm related to officers and directors of the Company (the “Law Firm”) for the three months ended September 30, 2008 and 2007, respectively, for legal services provided.

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to the Law Firm and to another entity in which an officer of the Company has a financial interest amounted to $74,035 and $69,018 for the three months ended September 30, 2008 and 2007, respectively.

The Company entered into an at-will consulting arrangement with an individual who is considered a related person of the Company.  An aggregate of $0 and $2,000 was paid to such person for the three months ended September 30, 2008 and 2007, respectively for such consulting services.  The consulting arrangement was terminated as of June 30, 2008.

The Company utilizes a relative of an officer of the Company to perform part-time administrative services.  This individual is paid per hour for administrative work he performs for the Company.  For the three months ended September 30, 2008 and 2007, he was paid an aggregate of $8,465 and $4,500, respectively.

The Company pays printing fees to a company partially owned by an officer and stockholder of the Company.  An aggregate of $2,877 and $0 for the three months ended September 30, 2008 and 2007, respectively, was paid for these services.

Also see Note 4 for additional related party loan transactions.

7.

Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction which expired October 14, 2008 provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) fell below the fixed rate, Elk was obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rose above the fixed rate, the bank was obligated to pay Elk the differences in rates.  For the three months ended September 30, 2008 and 2007, Elk incurred additional net interest expense (benefit) of $28,612 and $(19,269), respectively, due to the fluctuation of interest rates under these agreements.  As of October 14, 2008, the Company had no interest rate swaps outstanding.

8.

Stock Option Plans

Employee Incentive Stock Option Plan

An employee stock option plan (the “1999 Employee Plan”) was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company’s long-term financial success and the growth of stockholder value.  Subsequent amendments to the 1999 Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan to 300,000 shares.

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of September 30, 2008, options to purchase an aggregate of 158,850 shares of Common Stock were issued and outstanding under the 1999 Employee Plan with 118,850 fully vested.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Upon effectiveness of the Investment Management and Advisory Agreement with Velocity Capital Advisors (“Velocity”) the Company will terminate the 1999 Employee Plan.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of September 30, 2008, options to purchase an aggregate of 49,462 shares were issued and outstanding with 35,574 fully vested under the Director Plan.  On May 7, 2007, the Company granted a member of the Board of Directors, options to purchase up to 10,141 shares of Common Stock.  These options vested on May 7, 2008 and are exercisable over five (5) years from the grant date at an exercise price of $4.93 per Share. The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  On May 19, 2008, the Company granted a member of the Board options to purchase up to 13,888 shares of Common Stock.  These options vest on May 19, 2009 and are exercisable over five (5) years from the grant date at an exercise price of $3.60 per Share.  On May 6, 2008, 10,917 options were cancelled because a Director elected not to stand for re-election to the Board and opted not to exercise his options. Upon effectiveness of the Investment Management and Advisory Agreement with Velocity the Company will terminate the Director Plan.

Options Granted and Canceled

There were no options granted or canceled during either of the three month periods ended September 30, 2008 and 2007.

After adoption of SFAS 123(R) (see Note 1), the fair value of the options granted amounted to $141,668 at September 30, 2008 and June 30, 2008, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options vested for the three months ended September 30, 2008 and 2007 was $7,821 and $0, respectively.  As of September 30, 2008, total deferred compensation related to unvested options was $33,100, which is expected to be recognized over a period of approximately two years.

The following tables summarize information about the transactions of both stock plans as of September 30, 2008:

Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2008	208,312	$5.14
	-	-
Granted	-	-
Canceled	-	-
Expired	-	-
Exercised	-	-

Options outstanding at September 30, 2008	208,312	$5.14

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price

$4.50-$4.95	29,425	1.08 years	$4.70	29,425	$4.70
$5.56-$6.12	29,425	2.24 years	$5.81	29,425	$5.81
$3.60	13,888	4.64 years	$3.60	-	$3.60
$6.25	16,000	1.28 years	$6.25	16,000	$6.25
$5.28	80,000	4.66 years	$5.28	40,000	$5.28
$5.30	9,433	3.23 years	$5.30	9,433	$5.30
$4.50	20,000	4.02 years	$4.50	20,000	$4.50
$4.93	10,141	3.61 years	$4.93	10,141	$4.93

$3.60-$6.25	208,312	3.38 years	$5.14	154,424	$5.25

The Company’s shareholders approved an Investment Advisory and Management and Advisory Agreement dated March 18, 2008 pursuant to which Velocity will act as adviser, subject to approval of the U.S. Small Business Administration.  Upon effectiveness of that agreement, the Company will make no further grants under its stock option plans.

9.

Financial Highlights

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Year Ended June 30, 2008

Net share data
Net asset value at the beginning of the period	$ 5.06	$ 5.32	$ 5.32
Net investment income (loss)	(0.09)	0.04	(0.01)
Net realized and unrealized losses on investments	(0.04)	(0.04)	(0.14)
Net decrease in net assets from operations	(0.13)	-	(0.15)
Net change in net assets from capital share transactions	-	0.01	0.01
Distributions to Stockholders (4)	(0.03)	(0.03)	(0.12)
Total decrease in net asset value	(0.16)	(0.02)	(0.26)
Net asset value at the end of the period	$ 4.90	$ 5.30	$ 5.06
Per share market value at beginning of period	$ 3.01	$ 5.21	$ 5.21
Per share market value at end of period	$ 3.25	$ 4.50	$ 3.01
Total return (1)	8.0%	(13.2%)	(39.9%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$ 16,920	$ 18,014	$ 17,622
Total expense ratio (3)	41.6%	33.7%	35.8%
Net investment income (loss) to average net assets (5)	7.1%	2.7%	(0.3%)

(1)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(2)

Average net assets excludes capital from preferred stock.

(3)

Total expense ratio represents total expenses divided by average net assets annualized for interim periods.

(4)

Amount represents total dividends on both common and preferred stock divided by weighted average shares.

(5)

Annualized for interim periods.

10.

Other Matters

Subsequent Events

On October 29, 2008, the Company completed the sale of the Company’s taxicab medallion portfolio to Medallion Financial Corp. and Medallion Bank, pursuant to that certain loan portfolio sale and purchase agreement (the “Loan Purchase Agreement”) dated as of July 16, 2008, as amended October 17, 2008 and October 20, 2008.  Ameritrans utilized cash on hand and all of the net proceeds from this transaction in the amount of $25,883,820 to fully pay down its existing bank indebtedness.  Except for costs relating to disposal of the assets, there was no gain or loss realized on this transaction as the taxi medallion portfolio was sold at par value.  The Loan Purchase Agreement was approved by the Company’s shareholders on August 26, 2008.

The Company entered into an amended and restated employment agreement with Michael Feinsod dated as of October 10, 2008, whereby Mr. Feinsod was appointed Chief Executive Officer, in addition to his duties of President of Ameritrans and Senior Vice President of Elk.  The amended agreement will continue until October 31, 2009.

The Company entered into an amended and restated employment agreement with Gary Granoff dated as of October 10, 2008, which shall continue until June 30, 2013, whereby Mr. Granoff relinquished the office of chief executive officer of Ameritrans and assumed the title of Managing Director.

On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted several employees options to purchase up to an aggregate of 133,000 shares of Common Stock of the Company exercisable at $2.36 per Share which vested immediately on the date of grant.  As a result, as of October 10, 2008, options to purchase an aggregate of 291,850 shares of Common Stock were outstanding, with 251,850 shares fully vested and 8,150 shares of Common Stock were available for future award under the Employee Plan.

11.

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-3 — Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 2 for a description of SFAS 157). Since adopting SFAS 157 in July 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and does not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  The Company does not anticipate a material impact, if any, to the Company’s financial condition, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) which supersedes SFAS No. 141 and establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008.  We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Commission by the Company on September 29, 2008 and which is available on the Company’s web site at www.ameritranscapital.com.

CRITICAL ACCOUNTING POLICIES

Change in Financial Statement Presentation

Effective for the year ended June 30, 2008, and the quarter ended September 30, 2008, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior quarterly statements in order to conform to the current year presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

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

The change in format also resulted in the statement of stockholders’ equity essentially being replaced with the statement of changes in net assets available, which is now presented.  In addition, the schedule of investments has been expanded and certain other disclosures were added, such as the “financial highlights.”  We believe the changes noted above conform to the filing format for the Company, as a BDC, and will provide a meaningful representation of the Company’s operations going forward.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value.

The Company records the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors, based on secondary market conditions, policy characteristics and actuarial life expectancy, including health evaluations.

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Effective July 1, 2008, the Company adopted SFAS 157, which expands the application of fair value accounting for investments.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk’s business historically consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses. Historically, Elk’s earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk’s banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management’s estimate of the fair value, as approved by the Board of Directors.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Total Investment Income

The Company’s investment income for the three months ended September 30, 2008 decreased $181,957, or 11%, to $1,459,461 as compared to the three months ended September 30, 2007.  The decrease in investment income between the periods can be attributed to lower interest rates charged on the total loan portfolio for the quarter, and an overall decrease in the size of the Company’s loan receivable portfolio.

Fees and other income decreased by $16,294 for the three months ended September 30, 2008, or 16% to $80,549 as compared to the three months ended September 30, 2007.

Medallion loans outstanding decreased by $3,607,544 or approximately 11.6%, to $27,423,546 as compared with the three months ended September 30, 2007.  The interest rate earned on medallion loans decreased in 2008 as compared with the prior year, which coupled with the decline in portfolio size, lead to a decrease in medallion income of $486,509.

Commercial Loans decreased by $5,365,039, or 29%, to $13,085,335, as compared with the three months ended September 30, 2007.  This decrease in Commercial Loans outstanding was partially offset by stronger performance in the remaining portfolio, interest rate floors and collection of past due interest.

Corporate Loans outstanding increased by $7,557,004, or 126%, to $13,532,004, as compared with the three months ended September 30, 2007.  The interest rate earned on Corporate Loans decreased in 2008, as compared with the prior year, primarily due to decreases in LIBOR.  This LIBOR decrease was partially offset by higher rates earned on loans originated in this fiscal year, the use of LIBOR “floors” in loan agreements, and further offset by increases in rates on existing loans due to covenant resets.

Life settlement contracts outstanding increased by $781,180, or 36%, as compared with the three months ended September 30, 2007.  The interest rate on these contracts was constant over the two periods, resulting in an increase in interest income as compared with the three months ended September 30, 2007.

Operating Expenses

Interest expense for the three months ended September 30, 2008 decreased $142,782, or 23%, to $487,279 as compared to the three months ended September 30, 2007.  This decrease was primarily due to the decrease in LIBOR when compared with the three months ended September 30, 2007.

Salaries and employee benefits for the three months ended September 30, 2008 increased $58,835 or approximately 13.8% when compared with the prior year.  This increase reflects the costs associated with the hiring of a new employee during the year ended June 30, 2008, as well as general increases due under various employment agreements.

Occupancy costs for the three months ended September 30, 2008 increased $5,017 or approximately 7.1%, when compared with three months ended September 30, 2007 due to general rent increases and as well as increased general overhead expenses.

Professional fees for the three months ended September 30, 2008 increased $232,778 or approximately 115.1% when compared with the prior year.  This increase is due primarily to an increase in legal, accounting fees and internal control consulting fees due to non-recurring expenses relating to Sarbanes Oxley compliance and changes in financial statement presentation.  Miscellaneous administrative expenses increased $86,553 or 45.1% when compared with the prior year.

Net Increase (Decrease) in Net Assets from Operations and Net and Unrealized Realized Gains (Losses)

Net increase (decrease) in net assets from operations decreased to $(478,606) for the three months ended September 30, 2008 from $3,917 for the three months ended September 30, 2007.   The decrease in net assets from operations between the periods was attributable primarily to decreases in interest income and increased operating expenses discussed above.  The decrease in assets from operation was significantly impacted by a reduction in the fair value of the Company’s taxi medallion portfolio due to modifications in the Loan Purchase Agreement.  A one time gain of $8,315 was recorded in the quarter for the sale of an equity investment.  Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended September 30, 2008 and 2007.

Financial Condition at September 30, 2008 and June 30, 2008

Balance Sheet

Total assets decreased $497,457 to $61,484,011 at September 30, 2008 as compared to June 30, 2008 total assets of $61,981,468. This decrease was primarily due to a decrease in investments of $1,376,674 partially offset by an increase in cash and equivalents of $833,145, and an increase in investment in life settlement contracts of $68,838.  Total liabilities increased during the quarter by $57,703 primarily due to borrowings against outstanding bank credit lines of $2,150,000 versus $1,720,000 in repayments on these credit lines. This resulted in a net increase of $430,000 in short-term bank borrowings.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At September 30, 2008, approximately 70% of Elk’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 3.9% to 4.5%, whereas approximately 30% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. At September 30, 2008, the Company had available $40,000,000 of credit lines from its banks, of which $11,474,303 was available to draw down as of that date, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

On October 29, 2008, as a result of the sale of the taxi medallion loan portfolio, the Company paid its banks all sums due that were outstanding on that date.  On October 30, 2008, the Company renegotiated reduced lines of credit with its banks in the aggregate amount of $2,000,000, for a period of ninety (90) days from October 30, 2008 and in the aggregate amount of $1,000,000 for one additional ninety (90) day period thereafter, at which time all sums due under the credit lines must be paid in full.  It is not presently contemplated that the Company will request to continue any lines of credit thereafter with its existing banks.  As a result of the renegotiation of the lines of credit to an aggregate amount of $2,000,000 commencing October 30, 2008, the Company is in the process of documenting those lines at the present time and certain terms of one of the lines is still under negotiation and discussion.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after September 30, 2008, premium payments due through the life expectancy of the insured are approximately $5,225,000 over the next five years and $5,400,000 thereafter.

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income and, accordingly, will continue to rely upon external sources of funds to finance growth. To provide the funds necessary for expansion, management expects to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

Recently Issued Accounting Standards

In October 2008, the FASB issued Staff Position No. 157-3 — Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 2 for a description of SFAS 157). Since adopting SFAS 157 in July 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and does not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  The Company does not anticipate a material impact, if any, to the Company’s financial condition, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) which supersedes SFAS No. 141 and establishes principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair value, as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS No. 141R is effective prospectively to business combinations in fiscal years beginning on or after December 15, 2008.  We do not believe that this pronouncement will have an impact on our financial condition or results of operations.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net decrease in net assets from operations of $(8,492) at September 30, 2008. This is comprised of a 1% change in two components, loans receivable of $25,128,971 at variable interest rate terms, and $28,525,697 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.

CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer, (also acting as Chief Financial Officer) and President, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include but are not limited to statements as to:

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

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.

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

None

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

Item 5. Other Information

On October 31, 2008, Elk executed an installment promissory note with Bank Leumi USA (the “Leumi Note”) in the principal amount of four hundred thousand dollars ($400,000).  The interest rate on the Leumi Note is currently 5% per annum, which represents a rate of 1% above the rate of interest designated by Bank Leumi USA, in effect from time to time (the “Reference Rate”), adjusted when said Reference Rate changes.  Interest on the Leumi Note is payable monthly on the last day of each month commencing November, 2008 with the principal due and payable in two equal (2) installments of $200,000 on January 29, 2009 and April 29, 2009.

In November 2008 the Company borrowed $200,000 from Israel Discount Bank of New York (“IDB”) pursuant to a line of credit for up to nine hundred fifteen thousand dollars ($915,000) (the “IDB Line”).  The IDB Line bears interest at a rate of 1% over the bank’s prime rate of interest is due and payable in two equal installments on January 29, 2009 and April 29, 2009.

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)

Exhibits

10.1

Executed Installment Promissory Note dated October 31, 2008 between Elk Associates Funding Corp. and Bank Leumi USA.  (attached hereto)

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

31.2

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

32.1

Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

32.2

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

AMERITRANS CAPITAL CORPORATION

Dated:  November 19, 2008

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President

11