Form 10-Q
period 2008-12-31
AMERITRANS CAPITAL CORP
filed 2009-02-17
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2008

or

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

The number of shares of registrant’s common stock, par value $.0001 per share issued as of February 9, 2009 was 3,405,583; with 3,395,583 outstanding.  The number of shares of registrant’s 9⅜ cumulative participating redeemable preferred stock issued and outstanding as of February 9, 2009 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  31

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

39

ITEM 4.

CONTROLS AND PROCEDURES

40

PART II. OTHER INFORMATION

42

Item 1. Legal Proceedings

42

Item 1A. Risk Factors

42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

42

Item 3. Default upon Senior Securities

42

Item 4. Submission of Matters to a Vote of Security Holders

42

Item 5. Other Information

43

Item 6. Exhibits

43

Exhibit Index

43

(a)

Exhibits

43

SIGNATURES

44

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2008	June 30, 2008
	(unaudited)
Assets

Investments at fair value (cost of $30,493,042 and $60,431,182, respectively):
Non-controlled/non-affiliated investments	$ 28,276,113	$ 56,782,716
Non-controlled affiliated investments	487,076	1,424,264
Controlled affiliated investments	647,730	1,391,307

Total investments at fair value	29,410,919	59,598,287

Cash and cash equivalents	1,284,839	665,893
Accrued interest receivable	597,046	602,956
Assets acquired in satisfaction of loans	38,250	38,250
Furniture, equipment and leasehold improvements, net	142,645	156,125
Deferred loan costs, net	166,316	186,760
Prepaid expenses and other assets	518,751	733,197

Total assets	$ 32,158,766	$ 61,981,468

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2008	June 30, 2008
Liabilities and Stockholders’ Equity	(unaudited)

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, banks	600,000	28,095,697
Note payable – related party	-	100,000
Accrued expenses and other liabilities	361,547	640,576
Accrued interest payable	212,036	262,528
Dividends payable	84,375	84,375

Total liabilities	13,257,958	41,183,176

Commitments and contingencies (Notes 2, 3, 4 and 7)

Stockholders’ equity:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 8)	(27,236)	(40,921)
Stock options outstanding (Note 8)	185,252	141,668
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(4,596,335)	(2,895,992)
Net unrealized depreciation on investments	(1,330,718)	(1,076,308)
Total	18,970,808	20,868,292
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders’ equity	18,900,808	20,798,292

Total liabilities and stockholders’ equity	$ 32,158,766	$ 61,981,468

Net asset value per common share	$ 4.51	$ 5.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$ 864,110	$ 1,471,262	$ 2,208,647	$ 2,954,477
Non-controlled affiliated investments	3,825	3,463	8,105	6,234
Controlled affiliated investments	13,454	64,293	43,549	122,882
	881,389	1,539,018	2,260,301	3,083,593
Fees and other income	89,355	58,701	169,904	155,543
Total investment income	970,744	1,597,719	2,430,205	3,239,136
Expenses:
Interest	266,095	653,827	753,374	1,283,888
Salaries and employee benefits	787,998	464,544	1,271,959	889,670
Occupancy costs	79,239	68,025	153,274	137,043
Professional fees	355,039	146,687	789,973	348,842
Other administrative expenses	239,114	236,560	517,199	428,089
Total expenses	1,727,485	1,569,643	3,485,779	3,087,532
Net investment income (loss)	(756,741)	28,076	(1,055,574)	151,604
Net realized and unrealized gains (losses) on investments: Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(497,482)	2,457	(484,334)	(38,990)
Non-controlled affiliated investments	-	(150,859)	-	(150,859)
Controlled affiliated investments	-	(10,610)	8,315	134,581
	(497,482)	(159,012)	(476,019)	(55,268)
Net unrealized depreciation on investments	(53,174)	(94,465)	(254,410)	(317,817)
Net realized/unrealized losses on investments	(550,656)	(253,477)	(730,429)	(373,085)
Net decrease in net assets from operations	(1,307,397)	(225,401)	(1,786,003)	(221,481)
Distributions to preferred shareholders	(84,375)	(84,375)	(168,750)	(168,750)
Net decrease in net assets from operations available to common shareholders	$ (1,391,772)	$ (309,776)	$ (1,954,753)	$ (390,231)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,394,465
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$ (0.41)	$ (0.09)	$ (0.58)	$ (0.11)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the six months ended
	December 31, 2008	December 31, 2007
	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations:
Net investment income (loss)	$ (1,055,574)	$ 151,604
Net realized losses from investments	(476,019)	(55,268)
Unrealized depreciation on investments	(254,410)	(317,817)

Net decrease in net assets from operations	(1,786,003)	(221,481)

Shareholder distributions:
Distributions to preferred shareholders	(168,750)	(168,750)
Distributions to common shareholders	-	(33,956)
Capital share transactions:
Proceeds from stock options exercised	-	19,688
Stock options compensation expense	57,269	50,458

Net decrease in net assets from capital shares transactions	(111,481)	(132,560)

Total decrease in net assets	(1,897,484)	(354,041)

Net assets:
Beginning of period	20,798,292	21,644,840

End of period	$ 18,900,808	$ 21,290,799

Net assets per common	$ 15,300,808	$ 17,690,799

Net assets per preferred	$ 3,600,000	$ 3,600,000

Capital share activity:
Common shares issued upon exercise of stock options	-	4,375

Net increase in capital share activity	-	4,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	December 31, 2008	December 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$ (1,786,003)	$ (221,481)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	35,612	39,949
Deferred compensation	57,269	50,458
Net realized losses on investments	476,019	55,268
Net unrealized depreciation on investments	254,410	317,817
Investments originated	(4,775,126)	(16,666,270)
Proceeds from principal receipts, sales and maturities of investments	34,232,065	15,326,943
Assets acquired in satisfaction of loans	-	17,780
Changes in operating assets and liabilities:
Accrued interest receivable	5,910	(55,276)
Prepaid expenses and other assets	214,446	(160,471)
Accrued expenses and other liabilities	(279,029)	(44,421)
Accrued interest payable	(50,492)	(13,549)
Total adjustments	30,171,084	(1,131,772)
Net cash provided by (used in) operating activities	28,385,081	(1,353,253)
Cash flows from investing activities:
Purchases of furniture and equipment	(1,688)	(3,459)
Net cash used in investing activities	(1,688)	(3,459)
Cash flows from financing activities:
Proceeds from stock options exercised	-	19,688
Proceeds from note payable, related parties	-	500,000
Repayment of note payable, related parties	(100,000)	(550,000)
Proceeds from notes payable, banks	2,750,000	9,743,197
Repayment of notes payable, banks	(30,245,697)	(7,880,000)
Dividends paid	(168,750)	(202,706)
Net cash provided by (used in) financing activities	(27,764,447)	1,630,179
Net increase in cash and cash equivalents	618,946	273,467
Cash and cash equivalents:
Beginning of period	665,893	251,394
End of period	$ 1,284,839	$ 524,861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 803,866	$ 1,323,383

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

Portfolio Company (1)	Investment Investment Rate/Maturity	Portfolio Valuation as of December 31, 2008 (unaudited)
		Principal	Net Cost	Value
Medallion Loans Receivable (3.59%)(5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 7.47 % Weighted Average Rate	$ 143,652	$ 143,652	$ 143,652

Chicago Taxicab Medallions	10 Medallion Loans 8.05% Weighted Average Rate	278,404	278,404	278,404

Florida Taxicab	2 Medallion Loans 12.19% Weighted Average Rate	255,757	255,757	255,757
			677,813	677,813
Commercial Loans Receivable (66.2%)(5)
A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	104,050	104,050	75,500
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,788	16,788	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Geronimo ATM Fund LLC(7) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	29,501	29,501	29,501
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,694	3,694	3,694
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	23,931	23,931	23,931
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	5,155	5,155	5,155
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	13,136	13,136	13,136
Vivas & Associates, Inc. (7) Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	69,596	69,596	69,596
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	269,686	269,686	269,686
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	2,152	2,152	2,152
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	153,214	153,214	153,214
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	73,913	73,913	35,000
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	46,525	46,525	46,525
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	1,917	1,917	1,917
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	55,544	55,544	55,544
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	916,285	916,285	916,285
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	241,111	241,111	241,111

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q February 2009\Final February 17, 2009 10-Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,967,236	1,967,236	1,967,236
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	358,633	358,633	358,633
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	659,958	659,958	659,958
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	212,236	212,236	100,250
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	312,654	312,654	312,654
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	109,276	109,276	109,276
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
Conklin Services & Construction Inc. – Dem Specialty Construction and Maintenance	Collateralized Business Loan 12.0%, due 1/09	43,488	43,488	43,488
Conklin Services & Construction Inc. – Dem Note B Specialty Construction and Maintenance	Collateralized Business Loan 12.0%, due 1/09	12,424	12,424	12,424
Greaves-Peters Laundry Systems Laundromat	Collateralized Business Loan 10.9%, due 6/13	384,731	384,731	384,731
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 4.50%, due 7/09	107,142	107,142	107,142
Other Miscellaneous Loans (6)		148,199	148,199	148,199
	Total Commercial Loans		12,911,649	12,520,497
Corporate Loans Receivable (67.8%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,444	2,000,444	2,000,444
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	1,850,000	1,850,000	1,850,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,778,715	1,876,667
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	1,395,842	1,363,755	1,395,842
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,270,304	1,262,463	1,270,304

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q February 2009\Final February 17, 2009 10-Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	967,500	987,500	987,500
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	940,102	901,500	940,102
Learning Care Group Private Education	Term Loan, First Lien 8.4%, due 6/15	997,500	957,699	995,000
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.9%, due 8/15	1,496,251	1,453,001	1,496,251
	Total Corporate Loans		12,555,077	12,812,110

	Total loans receivable		26,144,539	26,010,420
Life Insurance Settlement Contracts (12.9%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	7 life insurance policies, aggregate face value of $30,750,000		2,436,436	2,436,436
Equity Investments (5.1%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60	60
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,781
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,413
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	106,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	-
Fusion Telecommunications Internet Telephony	69,736 shares of common stock		367,027	13,947
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	5,500
	Total equity investments		1,912,067	964,063
	Total investments		$ 30,493,042	$ 29,410,919

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q February 2009\Final February 17, 2009 10-Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

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

(5)Percentage of net assets.

(6)Other small balance loans.

(7) Loan receivable is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q February 2009\Final February 17, 2009 10-Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

Portfolio Company (1)	Investment Investment Rate/Maturity	Portfolio Valuation as of June 30, 2008
		Principal	Net Cost	Value
Medallion Loans Receivable (143.4%)(5)
Boston Taxicab Medallion Portfolio	26 Medallion Loans 8.19% Weighted Average Rate	$ 4,557,009	$ 4,557,009	$ 4,597,158

Chicago Taxicab Medallions	193 Medallion Loans 7.83% Weighted Average Rate	17,239,802	17,239,802	17,391,690

Florida Taxicab	75 Medallion Loans 9.34% Weighted Average Rate	7,812,514	7,812,514	7,881,494
			29,609,325	29,870,342
Commercial Loans Receivable (66.7%)(5)
Across the Town Chicago Taxicab Operations	Collateralized Business Loan 8.0%, due 6/15	15,038	15,038	15,038
Jade R. Inc. d/b/a Eagle Cleaner Laundromat	Collateralized Business Loan 9.5%, due 7/03	3,974	3,974	3,974
1519 Avenue J. Laundromat(7) Laundromat	Collateralized Business Loan 12.5%, due 9/01	63,123	63,123	63,123
A Lot of Cars LLC(7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	110,050	110,050	75,500
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11.0%, due 11/08	134,410	134,410	134,410
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	17,569	17,569	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	99,080	99,080	99,080
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	7,563	7,563	7,563
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	249,339	249,339	249,339
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 1/09	2,917	2,917	2,917
Geronimo ATM Fund LLC(7) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	30,000
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	34,370	34,370	34,370
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	4,290	4,290	4,290
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	28,426	28,426	28,426
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	8,191	8,191	8,191
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	64,912	64,912	-
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	19,027	19,027	19,027
Vivas & Associates, Inc. (7) Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	6,385
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	79,401	79,401	79,401
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	305,333	305,333	305,333
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	14,375	14,375	14,375
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	205,382	205,382	205,382

The accompanying notes are an integral part of these consolidated financial statements.

W:\AMERITRANS\SEC filings\10-Q's\10Q February 2009\Final February 17, 2009 10-Q.doc

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

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
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

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

(5)Percentage of net assets.

(6)Other small balance loans.

(7) Loan receivable is on non-accrual status and therefore is considered non-income producing

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the three months and six months ended December 31, 2008 and 2007 are unaudited)

1.

Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of December 31, 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for the six months ended December 31, 2008 and 2007 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Commission.

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

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended.  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.

The Company categorizes its investments into five categories:  1) Taxicab Medallion finance; 2) Corporate Loans; 3) Commercial Loans; 4) Life Settlement Contracts; and 5) Equity Investments.  For a more detailed description of these investment categories please see the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the Commission by the Company on September 29, 2008, which is available on the Company’s web site at www.ameritranscapital.com.

Change in Financial Statement Presentation

Effective for the year ended June 30, 2008, and the three months and six months ended December 31, 2008, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior period statements in order to conform to the current presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

•

Unrealized gains and losses previously reported as part of “other comprehensive income (loss), net” were reclassified to “net unrealized gains (losses) on investments” in the statement of operations.  The effect of such reclassification also changed previously reported amounts available to common shareholders.

•

Gains and losses on sales of investments previously reported as part of “total investment income, net” in the statement of operations were reclassified to “net realized gains (losses) on investments.”

•

Net write-off and depreciation on interest and loans receivable, previously reported as part of “total operating expenses” in the statement of operations were reclassified to “net unrealized gains (losses) on investments” and “net realized gains (losses) on investments.”

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

ECC is a wholly-owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.  Since its inception, ECC has had no operations

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At December 31, 2008 EAF was not operating any assets.

Investment Valuations

The Company’s loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost, adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by Management, and approved by the Board of Directors. In determining the fair value, Management and the Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Loans are considered “non-performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by Management, and if, in the judgment of Management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value.

Equity investments (common stock and warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value.

The Company records the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts has no ready market and is determined in good faith by Management, and approved by the Board of Directors, based on secondary market conditions, policy characteristics and actuarial life expectancy, including health evaluations.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for the fiscal year ending June 30, 2009, the Company intends to make the required distributions to its stockholders, therefore, no provision for federal income taxes has been provided.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing current net increase (decrease) in net assets from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised.  For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

Dividends

Dividends and distributions to our common and preferred stockholders are recorded on the record date.  The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by Management.  Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

On June 30, 2008, the Board of Directors approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s common stock, $.0001 par value (the “Common Stock”) on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  The Company has not yet implemented this plan.

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

Stock Options

The Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Accounting for Stock-Based Compensation,” and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs in the form of stock options will be reflected in net increase (decrease) in net assets from operations for grants made including and subsequent to January 1, 2006 only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, the Company applied APB Opinion No. 25 and related interpretations in accounting for all the plans.  Accordingly, no compensation cost was recognized under these plans as the Company followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options.

Presentation of Prior Period Data

Certain reclassifications have been made to conform prior period data to the current presentation.

2.

Investments

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company had loans which are considered non-performing of $2,746,380 and $2,850,939 at December 31, 2008 and June 30, 2008, respectively.  These loans are either fully or substantially collateralized and are personally guaranteed by the debtor.  Included in the total non-performing loans is $199,350 and $175,008 at December 31, 2008 and June 30, 2008, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated collateral value.  The following table sets forth certain information regarding performing and non-performing loans as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008

Loans receivable	$ 26,144,539	$ 55,211,397
Performing loans	23,398,159	52,360,458

Non-performing loans	$ 2,746,380	$ 2,850,939

Non-performing loans: Accrual	$ 2,547,030	$ 2,675,931
Nonaccrual	199,350	175,008

	$ 2,746,380	$ 2,850,939

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit.

On October 29, 2008, the Company completed the sale of substantially all of the Company’s taxicab medallion portfolio to Medallion Financial Corp. and Medallion Bank, pursuant to that certain loan portfolio sale and purchase agreement dated as of July 16, 2008, as amended October 17, 2008 and October 20, 2008 (the “Loan Purchase Agreement”).  Ameritrans utilized cash on hand and all of the net proceeds from this transaction in the amount of $25,883,820 to fully pay down its existing bank indebtedness.  Except for costs in the amount of approximately $340,000, relating to disposal of the assets, there was no gain or loss realized on this transaction as the taxi medallion portfolio was sold at par value.  The Loan Purchase Agreement was approved by the Company’s shareholders on August 26, 2008.

As of December 31, 2008, the Company’s loan portfolio had decreased by approximately $29 million or 52% from June 30, 2008.  This was primarily due to the sale of substantially all of the Company’s taxicab medallion portfolio and offset by a small increase in corporate loans.  As such, the Company expects significantly lower interest income until new loans are added to the portfolio.

Investments by Industry

Investments by industry consist of the following as of December 31, 2008 and June 30, 2008:

	Percentage of Portfolio at
	December 31, 2008	June 30, 2008

Assisted Living Facilities	3.2%	1.5%
Boston Taxicab Medallions	0.5%	7.7%
Broadcasting/Telecommunications	6.7%	3.3%
Chicago Taxicab Medallions	0.9%	29.2%
Commercial Construction	11.5%	7.6%
Construction and Predevelopment	6.2%	1.9%
Debt Collection	1.9%	1.1%
Education	3.4%	-
Gaming	4.7%	3.3%
Gasoline Distribution	2.2%	1.2%
Laundromat	2.5%	1.7%
Life Insurance Settlement	8.3%	4.8%
Manufacturing	14.7%	4.9%
Miami Taxicab Medallions	0.9%	13.2%
Office Water Systems	2.0%	1.1%
Printing/Publishing	6.4%	3.0%
Processing Control Instruments	7.5%	4.8%
Residential Mortgages	2.3%	1.1%
Restaurant/Food Service	8.7%	5.7%
Sanitaryware Distributor	4.0%	0.9%
Industries less than 1%	1.5%	2.0%
TOTAL	100.0%	100.0%

Life Settlement Contracts

In September 2006, the Company entered into an agreement with an unaffiliated entity to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated entity a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the agreement.

As of December 31, 2008, the carrying value of amounts invested was $2,436,436, which represents the amount paid to cover first year and any subsequent period premiums for seven (7) life insurance policies with an aggregate face value of $30,750,000 to obtain ownership and beneficiary rights on those policies.  Premiums on the policies will be paid by either the Company or the unaffiliated entity, until the policies are sold.  As of December 31, 2008, the unaffiliated entity had paid the premiums on the policies in the aggregate amount of $504,118.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the agreement.  The Company may sell the policies at any time, in its sole discretion.  The Company anticipates that the unaffiliated entity will continue to make the premium payments, however, if the Company were to make payments on each of the policies for the life expectancy of the insured, the approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter are as follows:

Year Ending June 30	Policy Premiums

2009 (six months)	$ 550,000
2010	1,100,000
2011	1,100,000
2012	1,100,000
2013	1,100,000
Thereafter	5,400,000

$10,350,000

On December 16, 2008, the Company sold one policy for $474,860.  There was no gain or loss realized on this transaction as the policy sale price was equal to the carrying value of such policy.

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

•

Level 2 – Valuations of similar assets or liabilities based on quoted prices in markets that are active or inactive for which all significant inputs are observable, either directly or indirectly.

•

Level 3 – Valuations based on unobservable inputs for similar items and significant to the overall fair value measurement.

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

The following table presents fair value measurements of investments as of December 31, 2008:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$29,410,919	$13,947	$ -	$29,396,972

The following table presents changes in investments that use Level 3 inputs for the six months ended December 31, 2008:

Six months ended December 31, 2008
Balance as of June 30, 2008	$ 59,577,474
Net unrealized losses	(247,544)
Net purchases, sales or redemptions	(29,932,958)
Net transfers in and/or out of Level 3	-
Balance as of December 31, 2008	$ 29,396,972

As of December 31, 2008, the net unrealized loss on the investments that use Level 3 inputs was $729,043.

3.

Debentures Payable to SBA

At December 31, 2008 and June 30, 2008 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	December 31, 2008	June 30, 2008

July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 2,050,000
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000

			$ 12,000,000	$ 12,000,000

(1) Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

4.

Notes Payable

Banks

At June 30, 2008, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 of which $28,095,697 was outstanding under these lines.  The lines bore interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rates minus 0.50%.  The bank lines were scheduled to mature on or about October 30, 2008.  On October 29, 2008, following the closing of the sale of substantially all of the taxi medallion loan portfolio (see Note 2) the Company paid the banks in full all principal and accrued interest due on the three lines.

At December 31, 2008, the Company had credit lines with two (2) banks for lines of credit aggregating $1,315,000 of which $600,000 was outstanding under these lines. The weighted average interest rate on the outstanding bank debt at December 31, 2008 was approximately 4.5% which represents an interest rate of 1% above the prime rate of interest designated by each bank.

As of February 15, 2009, the Company had credit lines with three (3) banks for lines of credit aggregating $1,000,000 of which $600,000 was outstanding under these lines. The weighted average interest rate on this outstanding bank debt at February 15, 2009 was approximately 3.88% which represents an interest rate of 1% above the prime rate of interest designated by each bank, in effect on the date of each draw down.  Any outstanding indebtedness pursuant to these credit lines is due and payable on or before April 30, 2009 (see Note 10).

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

Related Party Loans

In July 2007, the Company received three loans totaling $500,000 from three related parties also to facilitate the funding of new loans receivable.  The loan principal was due and payable within 30 days of demand and bore interest at a rate of 10% per annum.  Payments of interest only were due and payable on the first of each month.  During the six months ended December 31, 2008, the Company repaid the remaining $100,000 outstanding, therefore at December 31, 2008 there were no loans to related parties outstanding.  For the six months ended December 31, 2008 and 2007, interest paid on the loans was $2,689 and $13,751, respectively.

5.

Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock in each of the six months ended December 31, 2008 and 2007.

For the six months ended December 31, 2008

	Dividend Per Share	Declaration Date	Record Date	Pay Date
Preferred Dividends:
Second quarter (October 1, 2008-December 31, 2008)	$ .28125	12/12/08	12/31/08	01/15/09
First quarter (July 1, 2008-September 30, 2008)	$ .28125	09/29/08	10/09/08	10/15/08
Total Preferred Stock Dividends declared	$ .56250

For the six months ended December 31, 2007

	Dividend Per Share	Declaration Date	Record Date	Pay Date
Preferred Dividends:
Second quarter (October 1, 2007-December 31, 2007)	$ .28125	12/17/07	12/28/07	01/15/08
First quarter (July 1, 2007-September 30, 2007)	$ .28125	09/17/07	09/28/07	10/15/07
Total Preferred Stock Dividends declared	$ .56250

Common Dividends:
Second quarter (October 1, 2007-December 31, 2007)	$ 0.01	2/13/08	2/25/08	3/12/08
First quarter (July 1, 2007-September 30, 2007)	$ 0.01	11/7/07	11/19/07	12/12/07
Total Common Stock dividends declared	$ 0.02

6.

Related Party Transactions

The Company paid $30,271 and $43,093 to a law firm related to officers and directors of the Company (the “Law Firm”) for the six months ended December 31, 2008 and 2007, respectively, for legal services provided.

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to the Law Firm and to another entity in which an officer of the Company has a financial interest amounted to $153,274 and $137,043 for the six months ended December 31, 2008 and 2007, respectively.

The Company entered into an at-will consulting arrangement with an individual who is considered a related person of the Company.  An aggregate of $0 and $7,000 was paid to such person for the six months ended December 31, 2008 and 2007, respectively for such consulting services.  The consulting arrangement was terminated as of June 30, 2008.

The Company utilizes a relative of an officer of the Company to perform part-time administrative services.  This individual is paid on a per hour basis for administrative work performed for the Company.  For the six months ended December 31, 2008 and 2007, the individual was paid an aggregate of $8,465 and $7,830, respectively.

The Company pays printing fees to a company partially owned by an officer of the Company.  An aggregate of $8,760 and $0 for the six months ended December 31, 2008 and 2007, respectively, was paid for these services.

Also see Note 4 for related party loan transactions.

7.

Commitments and Contingencies

Interest Rate Swap

In October, 2005, the Company entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of

6.20%, and the swap transaction which expired October 14, 2008 provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) fell below the fixed rate, the Company was obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rose above the fixed rate, the bank was obligated to pay the Company the differences in rates.  For the six months ended December 31, 2008 and 2007, the Company incurred additional net interest expense (benefit) of $32,973 and $(25,945), respectively, due to the fluctuation of interest rates under these agreements.  As of December 31, 2008, the Company had no interest rate swaps outstanding.

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of December 31, 2008, options to purchase an aggregate of 291,850 shares of Common Stock were outstanding, with 271,850 shares fully vested and 8,150 shares of Common Stock were available for future award under the Employee Plan.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Upon effectiveness of the Investment Management and Advisory Agreement dated March 18, 2008 with Velocity Capital Advisors LLC (the “Velocity Agreement”), the Company will terminate the 1999 Employee Plan.

Non-Employee Director Stock Option Plan

A stock option plan for non-employee directors (the “Director Plan”) was adopted by the Ameritrans Board and approved by a vote of the stockholders, in order to link the personal interests of non-employee directors to the Company’s long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Elk and approved by its stockholders in September 1998.  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board on November 14, 2001, and approved by the stockholders at the Annual Meeting on January 18, 2002.  The amendment is still subject to the approval of the Commission.  The amendment (i) increases the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorizes the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board.

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon Commission approval of the Amended Director Plan.  As of December 31, 2008, options to purchase an aggregate of 49,462 shares were issued and outstanding with 35,574 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Upon effectiveness of the Velocity Agreement, the Company will terminate the Director Plan.

Options Granted and Canceled

On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted several employees options to purchase up to an aggregate of 133,000 shares of Common Stock of the Company exercisable at $2.36 per Share which vested immediately on the date of grant.

After adoption of SFAS 123(R) (see Note 1), the fair value of the options granted amounted to $185,252 at December 31, 2008 and $141,668 at June 30, 2008, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options vested for the six months ended December 31, 2008 and 2007 was $57,269 and $50,458, respectively.  As of December 31, 2008, total deferred compensation related to unvested options was $27,236, which is expected to be recognized over a period of approximately two years.

The following tables summarize information about the transactions of both stock plans as of December 31, 2008:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2008	208,312	$5.14
	-	-
Granted	133,000	2.36
Canceled	-	-
Expired	-	-
Exercised	-	-

Options outstanding at December 31, 2008	341,312	$4.06

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$4.50-$4.95	29,425	.83 years	$4.70	29,425	$4.70
$5.56-$6.12	29,425	1.99 years	$5.81	29,425	$5.81
$3.60	13,888	4.39 years	$3.60	-	$3.60
$6.25	16,000	1.03 years	$6.25	16,000	$6.25
$5.28	80,000	4.41 years	$5.28	60,000	$5.28
$5.30	9,433	2.98 years	$5.30	9,433	$5.30
$4.50	20,000	3.77 years	$4.50	20,000	$4.50
$4.93	10,141	3.36 years	$4.93	10,141	$4.93
$2.36	133,000	4.78 years	$2.36	133,000	$2.36

$2.36-$6.25	341,312	3.77 years	$4.06	307,424	$4.00

9.

Financial Highlights

	Six months Ended December 31, 2008	Six months Ended December 31, 2007	Year Ended June 30, 2008

Net share data
Net asset value at the beginning of the period	$ 5.06	$ 5.32	$ 5.32
Net investment income (loss)	(0.30)	0.03	(0.01)
Net realized and unrealized losses on investments	(0.20)	(0.11)	(0.14)
Net decrease in net assets from operations	(0.50)	(0.08)	(0.15)
Net change in net assets from capital share transactions	-	0.01	0.01
Distributions to Stockholders (4)	(0.05)	(0.05)	(0.12)
Total decrease in net asset value	(0.55)	(0.12)	(0.26)
Net asset value at the end of the period	$ 4.51	$ 5.20	$ 5.06
Per share market value at beginning of period	$ 3.01	$ 5.21	$ 5.21
Per share market value at end of period	$ 2.36	$ 3.70	$ 3.01
Total return (1)	(19.9%)	(28.0%)	(39.9%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$ 16,250	$ 17,868	$ 17,622
Total expense ratio (3)	42.9%	34.3%	35.8%
Net investment income (loss) to average net assets (5)	(13.0%)	1.7%	(0.7%)

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

(5)

Annualized for interim periods.

10.

Other Matters

Subsequent Events

On or about January 29, 2009, Elk executed short term lines of credit with IDB and Citibank in the amount of $420,000 and $380,000 respectively. The IDB credit line bears interest at a rate of 1% over IDB’s prime rate of interest.  Interest is payable monthly with the principal due and payable no later than April 30, 2009. The Citibank credit line bears interest, at Elk’s discretion, at a rate of either 1% over Citibank’s prime rate of interest or the adjusted LIBOR rate plus 3%.  Interest is payable monthly with the principal due and payable no later than April 30, 2009 (see Note 4).

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

CRITICAL ACCOUNTING POLICIES

Change in Financial Statement Presentation

Effective for the year ended June 30, 2008, and the three months and six months ended December 31, 2008, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior period statements in order to conform to the current year presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

•

Unrealized gains and losses previously reported as part of “other comprehensive income (loss), net” were reclassified to “net unrealized gains (losses) on investments” in the statement of operations.  The effect of such reclassification also changed previously reported amounts available to common shareholders.

•

Gains and losses on sales of investments previously reported as part of “total investment income, net” in the statement of operations were reclassified to “net realized gains (losses) on investments.”

•

Net write-off and depreciation on interest and loans receivable, previously reported as part of “total operating expenses” in the statement of operations were reclassified to “net unrealized gains (losses) on investments” and “net realized gains (losses) on investments.”

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

Equity investments (common stock and warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value.

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

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Total Investment Income

The Company’s investment income for the three months ended December 31, 2008 decreased $626,975, or 39%, to $970,744 as compared to the three months ended December 31, 2007.  The decrease in investment income between the periods can be attributed to lower interest rates charged on the total loan portfolio for the quarter, but is primarily due to an overall decrease in the size of the Company’s loan receivable portfolio.

Fees and other income increased by $30,654 for the three months ended December 31, 2008, or 52% to $89,355 as compared to the three months ended December 31, 2007, primarily due to late fees paid by borrowers.

Interest income for the three months ended December 31, 2008 decreased $657,629 to $881,389 as compared to the three months ended December 31, 2007.  This decrease was primarily due to the sale of substantially all of the taxicab medallion loans receivable (see Note 2 of the consolidated financial statements).  In addition, the interest rate earned on taxicab medallion loans decreased in 2008 as compared with the prior year period.  Interest income also decreased on the Commercial Loan portfolio during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  This was primarily due to lower interest rates, which was partially offset by stronger performance in the remaining portfolio, interest rate “floors” and collection of past due interest.  However, the interest earned on the Company’s Corporate Loan portfolio increased for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  This was primarily due to an increase in Corporate Loans outstanding, which was partially offset by amortization of existing Corporate Loans and lower interest rates.  The interest rate earned on Corporate Loans decreased in 2008, as compared with the prior year, primarily due to decreases in LIBOR.  This decrease was partially offset by a small increase in Corporate Loans, higher rates earned on loans originated in this fiscal year, the use of LIBOR “floors” in loan agreements, and increases in rates on existing loans due to covenant resets.

The Company expects significantly lower interest income until new loans are added to the Company’s portfolio.

Life settlement contracts outstanding increased by $90,623, or 4%, as compared with the balance at December 31, 2007.  The interest rate on these contracts was constant over the two periods, resulting in an increase in interest income as compared with the three months ended December 31, 2007.

Operating Expenses

Interest expense for the three months ended December 31, 2008 decreased $387,732, or 59%, to $266,095 as compared to the three months ended December 31, 2007.  This decrease was due to the decrease in LIBOR when compared with the three months ended December 31, 2007, but was primarily due to an overall decrease in the outstanding borrowings due to banks, since funds were used from the sale of substantially all of the taxi medallion loans receivable to pay off bank debt.

Salaries and employee benefits for the three months ended December 31, 2008 increased $323,454 or 70% when compared to the three months ended December 31, 2007.  This increase primarily reflects the costs associated with a one-time payment to an officer pursuant to the restructuring of his employment agreement and periodic increases to other employee salaries.

Occupancy costs for the three months ended December 31, 2008 increased $11,214 or 16%, when compared with three months ended December 31, 2007 due to general rent increases as well as increased overhead expenses.

Professional fees for the three months ended December 31, 2008 increased $208,352 or 142% when compared to the three months ended December 31, 2007.  This increase is due primarily to an increase in legal, accounting fees and internal control consulting fees due to non-recurring expenses relating to Sarbanes Oxley compliance and changes in financial statement presentation.  Miscellaneous administrative expenses increased $2,554 or 1% when compared with the prior year.

Net Decrease in Net Assets from Operations and Net Realized/Unrealized Gains (Losses)

Net decrease in net assets from operations increased to $(1,307,397) for the three months ended December 31, 2008 from $(225,401) for the three months ended December 31, 2007, primarily due to reductions in the fair value of certain investments, write downs of certain loans receivable, the write down of the value of the Company’s equity interest in Western Pottery LLC, fees incurred pursuant to the taxi medallion portfolio sale, decreases in interest income and the increases in operating expenses discussed above.  Dividends for Participating Preferred Stock were unchanged at $84,375 for the three months ended December 31, 2008 and 2007.

Results of Operations for the Six Months Ended December 31, 2008 and 2007

Total Investment Income

The Company’s investment income for the six months ended December 31, 2008 decreased $808,931, or 25%, to $2,430,205 as compared to the six months ended December 31, 2007.  The decrease in investment income between the periods can be attributed to lower interest rates charged on the total loan portfolio for the quarter, but is primarily due to an overall decrease in the size of the Company’s loan receivable portfolio.

Fees and other income increased by $14,361 for the six months ended December 31, 2008, or 9% to $169,904 as compared to the six months ended December 31, 2007.

Interest income for the six months ended December 31, 2008 decreased $823,292 to $2,260,301 as compared to the six months ended December 31, 2007.  This decrease was primarily due to the sale of substantially all of the taxicab medallion loans receivable (see Note 2 of the consolidated financial statements).  In addition, the interest rate earned on medallion loans decreased in 2008 as compared with the prior year.  Interest income also decreased on the Commercial Loan during the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, primarily due to lower interest rates which was partially offset by stronger performance in the remaining portfolio, interest rate “floors” and collection of past due interest.  However, the interest earned on the Company’s Corporate Loan portfolio increased for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, primarily due to an increase in Corporate Loans outstanding, which was partially offset by amortization of existing Corporate Loans and lower interest rates.  The interest rate earned on Corporate Loans decreased in 2008, as compared with the prior year, primarily due to decreases in LIBOR.  This decrease was partially offset by a small increase in Corporate

Loans, higher rates earned on loans originated in this fiscal year, the use of LIBOR “floors” in loan agreements, and increases in rates on existing loans due to covenant resets.

Life settlement contracts outstanding increased by $90,623, or 4%, as compared with the balance at December 31, 2007.  The interest rate on these contracts was constant over the two periods, resulting in an increase in interest income as compared with the six months ended December 31, 2007.

Operating Expenses

Interest expense for the six months ended December 31, 2008 decreased $530,514, or 41%, to $753,374 as compared to the six months ended December 31, 2007.  This decrease was due to the reduction in the Loans Outstanding and a decrease in LIBOR, but was primarily due to an overall decrease in the outstanding borrowings due to banks, since funds were used from the sale of substantially all of the taxi medallion loans receivable to pay off bank debt.

Salaries and employee benefits for the six months ended December 31, 2008 increased $382,289 or 43% when compared to the six months ended December 31, 2007.  This increase primarily reflects the costs associated with a one-time payment to an officer pursuant to the restructuring of his employment agreement and periodic increases to employee salaries.

Occupancy costs for the six months ended December 31, 2008 increased $16,231 or 12%, when compared with six months ended December 31, 2007 due to general rent increases as well as increased overhead expenses.

Professional fees for the six months ended December 31, 2008 increased $441,131 or 126% when compared to the six months ended December 31, 2007.  This increase is due primarily to an increase in legal, accounting fees and internal control consulting fees due to non-recurring expenses relating to Sarbanes Oxley compliance and changes in financial statement presentation.  Miscellaneous administrative expenses increased $89,110 or 21% when compared with the prior year primarily due to an increase in fees relating to administration of loans of approximately $50,000, an increase in computer maintenance of approximately $13,500 and an increase in costs relating to the Company’s website of approximately $14,500.

Net Decrease in Net Assets from Operations and Net Realized/Unrealized Gains (Losses)

Net decrease in net assets from operations increased to $(1,786,003) for the six months ended December 31, 2008 from $(221,481) for the six months ended December 31, 2007, primarily due to reductions in the fair value of certain investments, reductions in the fair value of the Company’s medallion loans receivable portfolio due to modifications of the purchase price in the Loan Purchase Agreement, the write down of the value of the Company’s equity interest in Western Pottery LLC, write downs of certain loans receivable, decreases in interest income and the increases in operating expenses discussed above.  Dividends for Participating Preferred Stock were unchanged at $168,750 for the six months ended December 31, 2008 and 2007.

Financial Condition at December 31, 2008 and June 30, 2008

Balance Sheet

Total assets decreased $29,822,702 to $32,158,766 at December 31, 2008 as compared to June 30, 2008 total assets of $61,981,468. This decrease was primarily due to a decrease in investments of $30,187,368, primarily due to the sale of substantially all of the taxi medallion loans receivable, partially offset by an increase in cash and equivalents of $618,946.  Total liabilities decreased during the period by $27,925,218 primarily due to repayments against outstanding bank credit lines by using funds received from the proceeds of the sale of substantially all of the taxi medallion loans receivable.  This resulted in a net decrease of $27,495,697 in short-term bank borrowings.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At June 30, 2008, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 of which $28,095,697 was outstanding under these lines.  The lines bore interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rates minus 0.50%.  The bank lines were scheduled to mature on or about October 30, 2008.  On October 29, 2008, following the closing of the sale of substantially all of the taxi medallion loan portfolio (see Note 2) the Company paid the banks in full all principal and accrued interest due on the three lines.

At December 31, 2008, approximately 96% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. whereas approximately 4% of Elk’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 4.5% to 5%.  At December 31, 2008, the Company had available $1,315,000 of credit lines from its banks, of which $715,000 was available to draw down as of that date, subject to further discussions and negotiations on certain terms with the banks, limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.  As of February 15, 2009, the Company had available $1,000,000 of credit lines from its banks, of which $400,000 was available to draw down as of that date, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, in its sole discretion.  However, if the Company chooses to keep the policies, as of and after December 31, 2008, premium payments due through the life expectancy of the insured are approximately $4,950,000 over the next five years and $5,400,000 thereafter.

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income and, accordingly, will continue to rely upon external sources of funds to finance growth. To provide the funds necessary for expansion, Management expects to raise additional capital and to incur, from time to time, additional bank indebtedness and to obtain SBA loans. In December 2008, the Company applied to the SBA for loans in the aggregate amount of $15,000,000.  There can be no assurances that such additional financing will be available on acceptable terms to the Company or at all.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $102,669 at December 31, 2008. This is comprised of a 1% change in two components, loans receivable of $21,133,699 at variable interest rate terms, and $600,000 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.

CONTROLS AND PROCEDURES

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Management concluded that our internal control over financial reporting was effective as of December 31, 2008. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by Management of Ameritrans Capital Corporation, that are forward-looking statements are based on current Management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include but are not limited to statements as to:

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on November 25, 2008 (the “Annual Meeting”).  At the Annual Meeting the following nine (9) individuals were elected to the Board of Directors of the Company by the shareholders to serve until the next annual meeting of stockholders and until their successors are chosen and qualified:

Peter Boockvar

John Laird

Steven Etra

            Howard Sommer

Michael Feinsod                     Ellen M. Walker

Gary C. Granoff

            Ivan Wolpert

Murray A. Indick

The stockholders approved and ratified the selection by the Board of Directors of Rosen Seymour Shapss Martin & Company LLP as the Company’s independent registered public accountants for the fiscal year ended June 30, 2009.

For more information, please see the Company’s definitive proxy statement filed with the Commission on October 28, 2008 and the Company’s press release filed with the Commission on Form 8-K on November 25, 2008, both of which are available online at www.sec.gov.

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)

Exhibits

10.1

Line of credit letter and promissory note dated January 29, 2009 between Elk Associates Funding Corp. and Israel Discount Bank of New York (attached hereto)

10.2

Line of credit letter and promissory note dated January 20, 2009 between Elk Associates Funding Corp. and Citibank, N.A (attached hereto)

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

AMERITRANS CAPITAL CORPORATION

Dated:  February 17, 2009

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President

Exhibit 31.1

CERTIFICATION UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
DISCLOSURE IN THE REGISTRANT’S QUARTERLY REPORT

I, Michael Feinsod, Chief Executive Officer, and President of Ameritrans Capital Corporation, certify that:

1.

I have reviewed this quarterly report on Form 10 Q of Ameritrans Capital Corporation (the “report”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a 15(f) and 15d 15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: February 17, 2009

By:

/s/ Michael Feinsod

Michael Feinsod

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
DISCLOSURE IN THE REGISTRANT’S QUARTERLY REPORT

I, Gary C. Granoff, Chief Financial Officer, and Chairman of Ameritrans Capital Corporation, certify that:

1.

I have reviewed this quarterly report on Form 10 Q of Ameritrans Capital Corporation (the “report”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a 15(f) and 15d 15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: February 17, 2009

By:

/s/ Gary C. Granoff

Gary C. Granoff

Chief Financial Officer and Chairman

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q for the quarter ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes Oxley Act of 2002, that, based on my knowledge:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company as of the dates and for the periods expressed in the Report.

By: /s/ Michael Feinsod

Michael Feinsod

President and Chief Executive Officer

February 17, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q for the quarter ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes Oxley Act of 2002, that, based on my knowledge:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company as of the dates and for the periods expressed in the Report.

By: /s/ Gary C. Granoff

Gary C. Granoff

Chief Financial Officer and Chairman

February 17, 2009