Form 10-Q
period 2009-03-31
AMERITRANS CAPITAL CORP
filed 2009-05-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2009

or

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

The number of shares of registrant’s common stock, par value $.0001 per share issued as of May 14, 2009 was 3,405,583; with 3,395,583 outstanding.  The number of shares of registrant’s 9⅜ cumulative participating redeemable preferred stock issued and outstanding as of May 14, 2009 was 300,000.

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Default upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Exhibit Index

(a)

Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	June 30, 2008
	(unaudited)
Assets

Investments at fair value (cost of $29,698,126 and $60,431,182, respectively):
Non-controlled/non-affiliated investments	$ 26,775,914	$ 56,782,716
Non-controlled affiliated investments	1,167,609	1,424,264
Controlled affiliated investments	628,810	1,391,307

Total investments at fair value	28,572,333	59,598,287

Cash and cash equivalents	1,163,158	665,893
Accrued interest receivable	731,338	602,956
Assets acquired in satisfaction of loans	38,250	38,250
Furniture, equipment and leasehold improvements, net	135,024	156,125
Deferred loan costs, net	156,206	186,760
Prepaid expenses and other assets	522,808	733,197

Total assets	$ 31,319,117	$ 61,981,468

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009	June 30, 2008
Liabilities and Stockholders’ Equity	(unaudited)

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, banks	700,000	28,095,697
Note payable – related party	-	100,000
Accrued expenses and other liabilities	430,618	640,576
Accrued interest payable	55,297	262,528
Dividends payable	84,375	84,375

Total liabilities	13,270,290	41,183,176

Commitments and contingencies (Notes 2,3,4 and 7)

Stockholders’ equity:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 8)	(25,293)	(40,921)
Stock options outstanding (Note 8)	185,253	141,668
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(5,351,596)	(2,895,992)
Net unrealized depreciation on investments	(1,429,382)	(1,076,308)
Total	18.118,827	20,868,292
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders’ equity	18,048,827	20,798,292

Total liabilities and stockholders’ equity	$ 31,319,117	$ 61,981,468

Net asset value per common share	$ 4.26	$ 5.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$ 597,389	$ 1,438,797	$ 2,806,036	$ 4,393,274
Non-controlled affiliated investments	2,937	4,384	11,042	10,618
Controlled affiliated investments	12,284	59,044	55,833	181,926
	612,610	1,502,225	2,872,911	4,585,818
Fees and other income	42,767	80,886	212,671	236,429
Total investment income	655,377	1,583,111	3,085,582	4,822,247
Expenses:
Interest	160,895	585,469	914,269	1,869,357
Salaries and employee benefits	486,832	506,188	1,758,791	1,395,858
Occupancy costs	61,833	62,168	215,107	199,211
Professional fees	359,895	154,215	1,199,851	503,057
Other administrative expenses	204,978	272,184	672,194	700,273
Total expenses	1,274,433	1,580,224	4,760,212	4,667,756
Net investment income (loss)	(619,056)	2,887	(1,674,630)	154,491
Net realized and unrealized gains (losses) on investments: Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(51,830)	(5,009)	(536,164)	(43,999)
Non-controlled affiliated investments	-	-	-	(150,859)
Controlled affiliated investments	-	-	8,315	134,581
	(51,830)	(5,009)	(527,849)	(60,277)
Net unrealized depreciation on investments	(98,664)	(2,093)	(353,074)	(319,910)
Net realized/unrealized losses on investments	(150,494)	(7,102)	(880,923)	(380,187)
Net decrease in net assets from operations	(769,550)	(4,215)	(2,555,553)	(225,696)
Distributions to preferred shareholders	(84,375)	(84,375)	(253,125)	(253,125)
Net decrease in net assets from operations available to common shareholders	$ (853,925)	$ (88,590)	$ (2,808,678)	$ (478,821)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,394,835
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$ (0.25)	$ (0.03)	$ (0.83)	$ (0.14)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the nine months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations:
Net investment income (loss)	$ (1,674,630)	$ 154,491
Net realized losses from investments	(527,849)	(60,277)
Unrealized depreciation on investments	(353,074)	(319,910)

Net decrease in net assets from operations	(2,555,553)	(225,696)

Shareholder distributions:
Distributions to preferred shareholders	(253,125)	(253,125)
Distributions to common shareholders	-	(67,912)
Capital share transactions:
Proceeds from stock options exercised	-	19,688
Stock options compensation expense	59,213	68,974

Net decrease in net assets from shareholder distributions and capital shares transactions	(193,912)	(232,375)

Total decrease in net assets	(2,749,465)	(458,071)

Net assets:
Beginning of period	20,798,292	21,644,840

End of period	$ 18,048,827	$ 21,186,769

Net assets per common	$ 14,448,827	$ 17,586,769

Net assets per preferred	$ 3,600,000	$ 3,600,000

Capital share activity:
Common shares issued upon exercise of stock options	-	4,375

Net increase in capital share activity	-	4,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31, 2009	March31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$ (2,555,553)	$ (225,696)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	53,343	58,429
Deferred compensation	59,213	68,974
Net realized losses on investments	527,849	60,277
Net unrealized depreciation on investments	353,074	319,910
Investments originated	(5,017,838)	(21,478,427)
Proceeds from principal receipts, sales and maturities of investments	35,162,869	21,494,009
Assets acquired in satisfaction of loans	-	17,780
Changes in operating assets and liabilities:
Accrued interest receivable	(128,382)	(3,717)
Prepaid expenses and other assets	210,389	(178,433)
Accrued expenses and other liabilities	(209,957)	22,979
Accrued interest payable	(207,231)	(121,187)
Total adjustments	30,803,329	260,594
Net cash provided by operating activities	28,247,776	34,898
Cash flows from investing activities:
Purchases of furniture and equipment	(1,689)	(7,958)
Net cash used in investing activities	(1,689)	(7,958)
Cash flows from financing activities:
Proceeds from stock options exercised	-	19,688
Proceeds from note payable, related parties	-	500,000
Repayment of note payable, related parties	(100,000)	(550,000)
Proceeds from notes payable, banks	3,130,000	18,213,197
Repayment of notes payable, banks	(30,525,697)	(17,050,000)
Dividends paid	(253,125)	(321,037)
Net cash provided by (used in) financing activities	(27,748,822)	811,848
Net increase in cash and cash equivalents	497,265	838,788
Cash and cash equivalents:
Beginning of period	665,893	251,394
End of period	$ 1,163,158	$ 1,090,182

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 1,121,501	$ 2,018,274

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

Portfolio Company (1)	Investment Investment Rate/Maturity	Portfolio Valuation as of March 31, 2009 (unaudited)
		Principal	Net Cost	Value
Medallion Loans Receivable (2.1%)(5)
Boston Taxicab Medallions	2 Medallion Loans 8.60% Weighted Average Rate	$ 26,301	$ 26,301	$ 26,301

Chicago Taxicab Medallions	4 Medallion Loans 9.25% Weighted Average Rate	97,573	97,573	97,573

Florida Taxicab Medallions	2 Medallion Loans 12.19% Weighted Average Rate	255,757	255,757	255,757
			379,631	379,631
Commercial Loans Receivable (65.98%)(5)
A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	89.050	89,050	60,500
PPCP Inc. (7) Computer Software	Business Loan 8.0%, due 7/08	16,601	16,601	-
PPCP Inc. (7) Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Geronimo ATM Fund LLC(7) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	27,001	27,001	27,001
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,386	3,386	3,386
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	21,619	21,619	21,619
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	2,625	2,625	2,625
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	12,103	12,103	12,103
Vivas & Associates, Inc. (7) Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,185	12,185	-
PPCP, Inc. (7) Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	65,158	65,158	65,158
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	125,446	125,446	125,446
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	54,616	54,616	54,616
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	911,808	911,808	911,808
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	207,612	207,612	207,612
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,953,854	1,953,854	1,953,854
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	349,341	349,341	349,341
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	643,016	643,016	643,016
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	208,036	208,036	96,050
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Natural Person (7) Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	600,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	295,351	295,351	295,351
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	107,659	107,659	107,659
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	179,575	179,575	179,575
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	189,840	189,840	189,840
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	56,250	56,250	56,250
Conklin Services & Construction Inc. – Dem Specialty Construction and Maintenance	Collateralized Business Loan 12.0%, due 6/09	43,488	43,488	43,488
Conklin Services & Construction Inc. – Dem Note B Specialty Construction and Maintenance	Collateralized Business Loan 12.0%, due 6/09	12,424	12,424	12,424
Greaves-Peters Laundry Systems Laundromat	Collateralized Business Loan 10.9%, due 6/13	369,042	369,042	369,042
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 4.50%, due 7/09	37,500	37,500	37,500
Other Miscellaneous Loans (6)		160,969	160,969	160,969
	Total Commercial Loans		12,326,036	11,909,184
Corporate Loans Receivable (70.12%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,444	2,000,444	2,000,444
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	1,825,000	1,825,000	1,825,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,783,001	1,876,668
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	1,384,913	1,354,879	1,384,913
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,254,234	1,246,893	1,254,234
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	922,704	922,704	922,704
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	906,063	869,337	906,063
Learning Care Group Private Education	Term Loan, First Lien 8.4%, due 6/15	992,501	956,628	992,501
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.9%, due 8/15	1,492,501	1,450,858	1,492,501
	Total Corporate Loans		12,409,744	12,655,028

	Total loans receivable		25,115,411	24,943,843
Life Insurance Settlement Contracts (14.80%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	7 life insurance policies, aggregate face value of $30,750,000		2,670,708	2,670,708
Equity Investments (5.3%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,841
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,408
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	106,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	-
Fusion Telecommunications Internet Telephony	69,736 shares of common stock		367,027	7,671
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	5,500
	Total equity investments		1,912,007	957,782
	Total investments		$ 29,698,126	$ 28,572,333

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

(4)The Company is entitled to receive interest at a rate of 12% per annum pursuant to an agreement with another company, but, as of March 1, 2009, the Company is not presently accruing interest on this investment.

(5)Percentage of net assets.

(6)Other small balance loans.

(7) Loan receivable is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

Portfolio Company (1)	Investment Investment Rate/Maturity	Portfolio Valuation as of June 30, 2008
		Principal	Net Cost	Value
Medallion Loans Receivable (143.4%)(5)
Boston Taxicab Medallions	26 Medallion Loans 8.19% Weighted Average Rate	$ 4,557,009	$ 4,557,009	$ 4,597,158

Chicago Taxicab Medallions	193 Medallion Loans 7.83% Weighted Average Rate	17,239,802	17,239,802	17,391,690

Florida Taxicab Medallions	75 Medallion Loans 9.34% Weighted Average Rate	7,812,514	7,812,514	7,881,494
			29,609,325	29,870,342
Commercial Loans Receivable (66.7%)(5)
Across the Town Chicago Taxicab Operations	Collateralized Business Loan 8.0%, due 6/15	15,038	15,038	15,038
Jade R. Inc. d/b/a Eagle Cleaner Laundromat	Collateralized Business Loan 9.5%, due 7/03	3,974	3,974	3,974
1519 Avenue J. Laundromat(7) Laundromat	Collateralized Business Loan 12.5%, due 9/01	63,123	63,123	63,123
A Lot of Cars LLC(7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	110,050	110,050	75,500
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11.0%, due 11/08	134,410	134,410	134,410
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	17,569	17,569	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	99,080	99,080	99,080
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	7,563	7,563	7,563
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	249,339	249,339	249,339
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 1/09	2,917	2,917	2,917
Geronimo ATM Fund LLC(7) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	30,000
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	34,370	34,370	34,370
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	4,290	4,290	4,290
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	28,426	28,426	28,426
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	8,191	8,191	8,191
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	64,912	64,912	-
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	19,027	19,027	19,027
Vivas & Associates, Inc. (7) Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	6,385
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	79,401	79,401	79,401
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	305,333	305,333	305,333
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	14,375	14,375	14,375
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	205,382	205,382	205,382
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	73,913	73,913	50,000
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	44,624	44,624	44,624
Elite Limousine Plus Inc. Black Car Service	Collateralized Business Loan 11.0%, due 7/08	318,270	318,270	318,270
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	5,569	5,569	5,569
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	91,606	91,606	91,606
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	880,791	880,791	880,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	435,032	435,032	435,032
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	304,682	304,682	304,682
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,989,638	1,989,638	1,989,638
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	381,316	381,316	381,316
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	686,666	686,666	686,666
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,815	155,815	155,815
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	218,986	218,986	107,000
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Ogden Avenue CH, LLC Real Estate Development	Collateralized Business Loan 11.0%, due 12/10	387,794	387,794	387,794
Soha Terrace II LLC Real Estate Development	Senior Real Estate Mortgage 12.0%, due 4/08	62,500	62,500	62,500
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	388,440	388,440	388,440
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	143,752	143,752	143,752
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
Other Miscellaneous Loans (6)		184,698	184,698	184,698
	Total Commercial Loans		14,244,545	13,833,085
Corporate Loans Receivable (55.3%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,000	2,000,000	2,000,000
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	2,000,000	1,900,000	1,900,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,775,143	1,775,143
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	2,061,224	2,025,033	1,954,157
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,985,000	1,976,159	1,976,159
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	1,000,000	1,000,000	1,000,000
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	944,862	902,511	902,511
	Total Corporate Loans		11,578,846	11,507,970

	Total loans receivable		55,432,716	55,211,397
Life Insurance Settlement Contracts (13.7%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	8 life insurance policies, aggregate face value of $40,750,000		2,842,458	2,842,458
Equity Investments (7.4%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,841
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,408
Brickman Real Estate Fund II LLP Real Estate Acquisition & Management	Limited Partnership Interest		225,001	238,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		100,000	100,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	307,297
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	20,813
EraGen Biosciences Analytic Compounds	17,000 shares of common stock		25,500	5,500
Puretech Enterprises LLC(3) Water Cooler Distributor	40% Equity Interest		25,000	33,315
	Total equity investments		2,156,008	1,544,432
	Total investments		$ 60,431,182	$ 59,598,287

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at and for the three months and nine months ended March 31, 2009 and 2008 are unaudited)

1.

Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated balance sheet of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of March 31, 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for the three and nine month periods ended March 31, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Commission.

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

Elk provides long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended.  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations.

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

Change in Financial Statement Presentation

Effective for the year ended June 30, 2008, and the three months and nine months ended March 31, 2009, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior period statements to conform to the current presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

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

ECC is a wholly-owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.  Since its inception, ECC has had no operations provided however, in April 2009, ECC took title to a foreclosed piece of real estate.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At March 31, 2009 EAF was not operating any assets.

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

Loans are considered “non-performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by Management, and if, in the judgment of Management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan may be reduced to reflect its fair value.

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R.  Under this method, the provisions of SFAS 123R apply to all new awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options.

Presentation of Prior Period Data

Certain reclassifications have been made to conform prior period data to the current presentation.

2.

Investments

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $4,856,738 and $2,850,939 as of March 31, 2009 and, in the case of Commercial Loans, June 30, 2008, respectively.  These loans are either fully or substantially collateralized and are usually personally guaranteed by the debtor.  Included in the total non-performing loans is $780,150 and $175,008 at March 31, 2009 and June 30, 2008, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated collateral value.  The following table sets forth certain information regarding performing and non-performing loans as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008

Loans receivable	$ 24,943,843	$ 55,211,397
Performing loans	20,087,105	52,360,458

Non-performing loans	$ 4,856,738	$ 2,850,939

Non-performing loans: Accrual	$ 4,076,588	$ 2,675,931
Nonaccrual	780,150	175,008

	$ 4,856,738	$ 2,850,939

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit. (see Note 4)

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

As of March 31, 2009, the Company’s loan portfolio had decreased by approximately $31,000,000 or 51% from June 30, 2008.  This was primarily due to the sale of substantially all of the Company’s taxicab medallion portfolio, partially offset by a small increase in corporate loans.  As such, the Company expects significantly lower interest income until new loans are added to the portfolio.

As of March 31, 2009, the Company has accrued approximately $100,000 in professional fees which it anticipates will be paid upon execution of an investment advisory agreement to be submitted to shareholders for approval.

Investments by Industry

Investments by industry consist of the following as of March 31, 2009 and June 30, 2008:

	Percentage of Portfolio at
	March 31, 2009	June 30, 2008

Assisted Living Facilities	3.2%	1.5%
Boston Taxicab Medallions	0.1%	7.7%
Broadcasting/Telecommunications	6.8%	3.3%
Chicago Taxicab Medallions	0.3%	29.2%
Commercial Construction	11.8%	7.6%
Construction and Predevelopment	6.3%	1.9%
Debt Collection	1.9%	1.1%
Education	3.5%	-
Gaming	4.8%	3.3%
Gasoline Distribution	2.3%	1.2%
Laundromat	1.3%	1.7%
Life Insurance Settlement	9.3%	4.8%
Manufacturing	14.8%	4.9%
Miami Taxicab Medallions	0.9%	13.2%
Office Water Systems	2.0%	1.1%
Printing/Publishing	6.6%	3.0%
Processing Control Instruments	7.6%	4.8%
Residential Mortgages	2.1%	1.1%
Restaurant/Food Service	8.8%	5.7%
Sanitaryware Distributor	4.1%	0.9%
Industries less than 1%	1.5%	2.0%
TOTAL	100.0%	100.0%

Life Settlement Contracts

In September 2006, the Company entered into an agreement with an unaffiliated entity to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive monthly payments from the unaffiliated entity equal to a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the agreement.

As of March 31, 2009, the carrying value of amounts invested was $2,670,708, which represents the amount paid to cover first year and any subsequent period premiums for seven (7) life insurance policies with an aggregate face value of $30,750,000.  Premiums on the policies must be paid by either the Company or the unaffiliated entity, until the policies are sold in order to keep the policies in full force.  As of March 31, 2009, the unaffiliated entity had paid the premiums on the policies in the aggregate amount of $513,903, which was the unaffiliated entity’s principal carrying value.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s family, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the agreement.  The terms of the agreement with the third party presently entitles the Company to sell the policies at any time, in its sole discretion, provided however, that in order to effectuate any such sales the Company may need to obtain additional documentation from the insured or the record owner(s) of each policy.  Since September 11, 2008, the unaffiliated entity made certain of the life insurance premium payments voluntarily amounting to a total of $513,903, however, the Company no longer expects the unaffiliated entity to make such payments on any of the policies for the life expectancy of the insured. The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insurers, are as follows:

Year Ending June 30	Policy Premiums

2009 (three months)	$ 342,000
2010	1,368,000
2011	1,368,000
2012	1,368,000
2013	1,368,000
Thereafter	7,131,000

$ 12,945,000

On December 16, 2008, the Company sold one policy for $474,860.  There was no gain or loss realized on this transaction as the policy sale price was equal to the carrying value of such policy.

On April 2, 2009, the Company learned that the unaffiliated manager of its life insurance joint venture had been charged with securities fraud by the SEC. The SEC obtained a court order freezing the assets of the manager and other entities with which he was involved, including Vibrant Capital Corp. (“Vibrant”), the corporate entity acting as the Company’s partner in its life settlement venture.  As of April 14, 2009, a trustee and a receiver were appointed to operate Vibrant.  As of March 1, 2009, the Company has stopped accruing the twelve percent (12%) annual return on funds paid by the Company and outstanding, that the Company is entitled to receive from Vibrant.  Ameritrans is presently working with the trustee and receiver to determine the impact, if any, of these SEC actions on its investment in this business venture and on its rights, interests and obligations in connection therewith.

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

The following table presents fair value measurements of investments as of March 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$28,572,333	$7,671	$ -	$28,564,662

The following table presents changes in investments that use Level 3 inputs for the nine months ended March 31, 2009:

Nine months ended March 31, 2009
Balance as of June 30, 2008	$ 59,577,474
Net unrealized losses	(339,932)
Net purchases, sales or redemptions	(30,672,880)
Net transfers in and/or out of Level 3	-
Balance as of March 31, 2009	$ 28,564,662

As of March 31, 2009, the net unrealized loss on the investments that use Level 3 inputs was $766,437.

3.

Debentures Payable to SBA

At March 31, 2009 and June 30, 2008 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	March 31, 2009	June 30, 2008	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 2,050,000	$ 113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227

			$ 12,000,000	$ 12,000,000	$ 624,895

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

At March 31, 2009, the Company had credit lines with three (3) banks for lines of credit aggregating $1,000,000 of which $700,000 was outstanding under these lines. The weighted average interest rate on the outstanding bank debt at March 31, 2009 was approximately 4.5% which represents an interest rate of 1% above the prime rate of interest designated by each bank. Any outstanding indebtedness pursuant to these credit lines was due and payable on or before April 30, 2009.

On April 28, 2009, the Company repaid the entire principal balance in the amount of $228,000 on one of its banks lines, and extended the credit lines with the two (2) other banks.  On April 30, 2009, the Company extended until October 31, 2009, one credit line with a principal balance of $352,000 with an annual interest rate floor of 4.50%.  In connection with such extension, the Company purchased a Certificate of Deposit for $250,000 for thirty (30) days and pledged such Certificate of Deposit as additional collateral.  The Company is required to reduce said balance to $250,000 by May 30, 2009.  On April 29, 2009, the Company extended until July 1, 2009, the outstanding balance on the other credit line in the amount of $120,000, at an annual interest rate of 4.10%.  In connection with such extension, the Company purchased a Certificate of Deposit for $120,000 which matures on July 1, 2009, and pledged such Certificate of Deposit as additional collateral.

It is not presently contemplated that the Company will request to continue any lines of credit thereafter with its existing banks.  Pursuant to the terms of the current agreements, the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for its lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the Company’s banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “borrowing base” which is submitted periodically for review to the SBA and the banks.  The Company was in compliance with the terms and conditions of the “borrowing base” at March 31, 2009.

Related Party Loans

In July 2007, the Company received three loans totaling $500,000 from three related parties also to facilitate the funding of new loans receivable.  The loan principal was due and payable within 30 days of demand and bore interest at a rate of 10% per annum.  Payments of interest only were due and payable on the first of each month.  At March 31, 2009 there were no loans to related parties outstanding.  For the nine months ended March 31, 2009 and 2008, interest paid on the loans was $2,689 and $26,419, respectively.

5.

Dividends to Stockholders

The following table sets forth the dividends declared by the Company on its Common Stock and Preferred Stock in each of the nine months ended March 31, 2009 and 2008.

For the nine months ended March 31, 2009

	Dividend Per Share	Declaration Date	Record Date	Payment Date
Preferred Dividends:
Third Quarter (January 1, 2009 – March 31, 2009)	$ .28125	03/20/09	03/31/09	04/15/09
Second quarter (October 1, 2008-December 31, 2008)	$ .28125	12/12/08	12/31/08	01/15/09
First quarter (July 1, 2008-September 30, 2008)	$ .28125	09/29/08	10/09/08	10/15/08
Total Preferred Stock Dividends declared	$ .84375

For the nine months ended March 31, 2008

	Dividend Per Share	Declaration Date	Record Date	Payment Date
Preferred Dividends:
Third Quarter (January 1, 2008 – March 31, 2008)	$ .28125	03/18/08	03/31/08	04/15/08
Second quarter (October 1, 2007-December 31, 2007)	$ .28125	12/17/07	12/28/07	01/15/08
First quarter (July 1, 2007-September 30, 2007)	$ .28125	09/17/07	09/28/07	10/15/07
Total Preferred Stock Dividends declared	$ .84375

Common Dividends:
Second quarter (October 1, 2007-December 31, 2007)	$ 0.01	2/13/08	2/25/08	3/12/08
First quarter (July 1, 2007-September 30, 2007)	$ 0.01	11/7/07	11/19/07	12/12/07
Total Common Stock dividends declared	$ 0.02

6.

Related Party Transactions

The Company paid $25,429 and $50,025 to a law firm related to officers and directors of the Company (the “Law Firm”) for the nine months ended March 31, 2009 and 2008, respectively, for legal services provided.

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to the Law Firm and to another entity in which an officer of the Company has a financial interest amounted to $215,107 and $199,211 for the nine months ended March 31, 2009 and 2008, respectively.

The Company entered into an at-will consulting arrangement with an individual who is considered a related person of the Company.  An aggregate of $0 and $7,000 was paid to such person for the nine months ended March 31, 2009 and 2008, respectively for such consulting services.  The consulting arrangement was terminated as of June 30, 2008.

The Company utilized a relative of an officer of the Company to perform part-time administrative services.  This individual was paid on a per hour basis for administrative work performed for the Company.  For the nine months ended March 31, 2009 and 2008, the individual was paid an aggregate of $9,085 and $12,240, respectively.  Such person did not perform any services nor was he compensated since October 24, 2008.

The Company pays printing fees to a company partially owned by an officer of the Company.  An aggregate of $9,255 and $5,668 for the nine months ended March 31, 2009 and 2008, respectively, was paid for these services.

Also see Note 4 for related party loan transactions.

7.

Commitments and Contingencies

Interest Rate Swap

In October, 2005, the Company entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction which expired October 14, 2008 provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) fell below the fixed rate, the Company was obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rose above the fixed rate, the bank was obligated to pay the Company the differences in rates.  For the nine months ended March 31, 2009 and 2008, the Company incurred additional net interest expense (benefit) of $32,973 and $(15,403) respectively, due to the fluctuation of interest rates under these agreements.  As of March 31, 2009, the Company had no interest rate swaps outstanding.

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of up to 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of March 31, 2009, options to purchase an aggregate of 291,850 shares of Common Stock were outstanding, with 271,850 shares fully vested and 8,150 shares of Common Stock were available for future award under the Employee Plan.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Should the Company enter into an advisory agreement, which provides for incentive compensation, the Company anticipates that it will terminate the 1999 Employee Plan.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon Commission approval of the Amended Director Plan.  As of March 31, 2009, options to purchase an aggregate of 49,462 shares were issued and outstanding with 35,574 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  On May 6, 2009, a member of the Board received an automatic grant of options to purchase up to 25,538 shares of Common Stock of the Company pursuant to the Director Plan.  The options vest one year from the date of grant, and are exercisable for five (5) years from the grant date at an exercise price of $1.78 per share.  Should the Company enter into an advisory agreement, which provides for incentive compensation, the Company anticipates that it will terminate the Director Plan.

Options Granted and Canceled

On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted certain employees options to purchase up to an aggregate of 133,000 shares of Common Stock of the Company exercisable at $2.36 per Share which vested immediately on the date of grant.

After adoption of SFAS 123(R) (see Note 1), the fair value of the options granted amounted to $185,253 at March 31, 2009 and $141,668 at June 30, 2008, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options vested for the nine months ended March 31, 2009 and 2008 was $59,213 and $68,974, respectively.  As of March 31, 2009, total deferred compensation related to unvested options was $25,293, which is expected to be recognized over a period of approximately two years.

The following tables summarize information about the transactions of both stock plans as of March 31, 2009:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2008	208,312	$5.14
	-	-
Granted	133,000	2.36
Canceled	-	-
Expired	-	-
Exercised	-	-

Options outstanding at March 31, 2009	341,312	$4.06

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price

$4.50-$4.95	29,425	.58 years	$4.70	29,425	$4.70
$5.56-$6.12	29,425	1.75 years	$5.81	29,425	$5.81
$3.60	13,888	4.14 years	$3.60	-	$3.60
$6.25	16,000	.79 years	$6.25	16,000	$6.25
$5.28	80,000	4.16 years	$5.28	60,000	$5.28
$5.30	9,433	2.73 years	$5.30	9,433	$5.30
$4.50	20,000	3.53 years	$4.50	20,000	$4.50
$4.93	10,141	3.11 years	$4.93	10,141	$4.93
$2.36	133,000	4.53 years	$2.36	133,000	$2.36

$2.36-$6.25	341,312	3.52 years	$4.06	307,424	$4.00

9.

Financial Highlights

	Nine months Ended March 31, 2009	Nine months Ended March 31, 2008	Year Ended June 30, 2008

Net share data
Net asset value at the beginning of the period	$ 5.06	$ 5.32	$ 5.32
Net investment income (loss)	(0.50)	0.05	(0.01)
Net realized and unrealized losses on investments	(0.23)	(0.11)	(0.14)
Net decrease in net assets from operations	(0.73)	(0.06)	(0.15)
Net change in net assets from capital share transactions	-	-	0.01
Distributions to stockholders (4)	(0.07)	(0.09)	(0.12)
Total decrease in net asset value	(0.80)	(0.15)	(0.26)
Net asset value at the end of the period	$ 4.26	$ 5.17	$ 5.06
Per share market value at beginning of period	$ 3.01	$ 5.21	$ 5.21
Per share market value at end of period	$ 1.96	$ 3.62	$ 3.01
Total return (1)	(32.6%)	(28.8%)	(39.9%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$ 15,824	$ 17,816	$ 17,622
Total expense ratio (3)	40.1%	34.9%	35.8%
Net investment income (loss) to average net assets (5)	(14.1%)	1.2%	(.26%)

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

(5)

Annualized for interim periods.

10.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”), which was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  FSP No. 115-2 amends Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to require that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in SFAS No. 115. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  FSP No. 157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued Staff Position No. 157-3 — Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3. FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157 (see Note 2 for a description of SFAS 157). Since adopting SFAS 157 in July 2008, our process for determining the fair value of our investments has been, and continues to be, consistent with the guidance provided in the example in FSP 157-3. As a result, the adoption of FSP 157-3 did not affect our process for determining the fair value of our investments and did not have a material effect on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures on derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption encouraged.  The Company does not anticipate a material impact, if any, to the Company’s financial condition or results of operations.

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

ITEM 1.

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

CRITICAL ACCOUNTING POLICIES

Our unaudited consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assts, liabilities, revenue and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2008.  While all accounting policies affect the financial statements, certain accounting policies may be viewed as critical to us. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require our management’s most subjective or complex judgments or estimates, often as a result of matters that are inherently uncertain and may change in subsequent periods.

Change in Financial Statement Presentation

Effective for the year ended June 30, 2008, and the three months and nine months ended March 31, 2009, the Company has revised its financial statements to be presented in accordance with Article 6 of Regulation S-X as an investment company.  Due to the revised format, the Company made certain reclassifications of amounts previously reported in its prior period statements in order to conform to the current year presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications noted below did not impact total stockholder’s equity (or net assets available).  Below are the primary items affected by the reclassifications made:

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

The principal measure of our financial performance is the net increase in stockholders’ equity resulting from operations which includes net investment income (loss) and net realized and unrealized gain (loss).  Net investment income (loss) is the difference between our income from interest, dividends, fees, and other investment income and our operating expenses.  Net realized gain (loss) on investments, is the difference between the proceeds received from dispositions of portfolio investments and their stated cost.  Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

RESULTS OF OPERATIONS

Set forth below is a discussion of our results of operations for the three and nine months ended March 31, 2009 and 2008.

Total Investment Income

Investment income for the three months ended March 31, 2009 and 2008 was approximately $655,000 and $1,583,000, respectively.  This decrease was primarily due to the decrease in income producing assets due to the sale of substantially all of the Company’s taxicab medallion portfolio, partially offset by a higher net interest spread on assets outstanding.

Investment income for the nine months ended March 31, 2009 and 2008 was approximately $3,086,000 and $4,822,000, respectively.  This decrease was primarily due to the decrease in income producing assets due to the sale of substantially all of the Company’s taxicab medallion portfolio, partially offset by a higher net interest spread on assets outstanding.

Investment income is primarily dependent on the size, composition and credit quality of our investment portfolio. Generally, our debt securities portfolio is expected to generate predictable, recurring interest income in accordance with the contractual terms of each loan.  Corporate equity securities may or may not pay a dividend and may increase in value for which a gain may be recognized; generally such dividend payments and gains are less predictable than interest income on our loan portfolio.

Expenses

Total expenses for the three months ended March 31, 2009 and 2008 were approximately $1,274,000 and $1,580,000, respectively.

Interest expense for the three months ended March 31, 2009 and 2008, which includes SBA and bank indebtedness, was $160,895 and $585,469, respectively.  This decrease was primarily due to the elimination of substantially all of the Company’s bank debt following the sale of its taxicab medallion portfolio (see Notes 2 and 4 in the accompanying consolidated financial statements).

Approximately $487,000 and $506,000, respectively, of expenses were attributable to employment compensation, for the three months ended March 31, 2009 and 2008.  This decline of approximately 3.8% was due to the reduction in the number of employees offset by increases in contractual salaries and cost of employee benefits.

For the three months ended March 31, 2009, other expenses included approximately $360,000 for professional fees as compared to $154,000 for the three months ended March 31, 2008.  This increase of 134% was due to increased expenses associated with the implementation of Sarbanes Oxley controls, increases in accounting fees, audit fees, consulting fees, and legal expenses.  For the three months ending March 31, 2009 and March 31, 2008 Sarbanes Oxley fees were $20,861 and $0 respectively.  Accounting fees were $75,400 and $19,075 respectively.  This increase was mainly due to the addition of an outside consultant for accounting services in lieu of the prior comptroller position that was eliminated in October 2008.  Audit and audit related fees were $85,179 and $49,050 respectively.  The increase in these fees was due to a change in the scope of services provided. Legal fees were $129,148 and $86,089 respectively.  This increase was due primarily to fees associated with compliance with SEC regulations.  Consulting fees were approximately $49,000 and $0 respectively.  These fees are associated with the sourcing and servicing of loans on our senior corporate loan area.

Approximately $205,000 and $272,000 respectively, of expenses were attributable to other administrative expenses, for the three months ended March 31, 2009 and 2008.  This decline of 24% was due to general cost controls and the elimination of certain expenses associated with the taxicab loan portfolio.

Total expenses for the nine months ended March 31, 2009 and 2008 was approximately $4,760,000 and $4,668,000 respectively.

Interest expense for the nine months ended March 31, 2009 and 2008, which includes SBA and bank indebtedness, was $914,269 and $1,869,357, respectively.   This decrease was primarily due to the elimination of substantially all of the Company’s bank debt following the sale of its taxicab medallion portfolio (see Notes 2 and 4 in the accompanying consolidated financial statement).

Approximately $1,759,000 and $1,396,000, respectively, of expenses were attributable to employment compensation, for the nine months ended March 31, 2009 and 2008.  This increase of approximately 26% was due to increases in contractual salaries and cost of employee benefits and by a one-time payment to an employee during the quarter ended December 31, 2008, but also partially offset by a reduction in number of employees.

For the nine months ended March 31, 2009, other expenses included approximately $1,200,000 for professional fees as compared to $503,000 for the nine months ended March 31, 2008.  This increase of 236% was due to increased expenses associated with the implementation of Sarbanes Oxley controls, increases in legal expenses, accounting fees, audit fees, and consulting fees.  For the nine months ended March 31, 2009 and March 31, 2008 fees related to Sarbanes Oxley controls were $229,617 and $17,704, respectively.   Accounting fees were $181,988 and $66,125, respectively.  This increase was mainly due to the addition of an outside consultant for accounting services.  Audit and audit related fees were $257,979 and $137,850 respectively.  The increase in fees was due to a change in the scope of services provided.  Legal fees were $430,976 and $280,329 respectively.  This increase was due primarily to fees associated with compliance with SEC regulations.

Approximately $672,000 and $700,000, respectively, of expenses were attributable to other administrative expenses, for the nine months ended March 31, 2009 and 2008.  This decrease of 4% was due to general cost controls and the elimination of certain expenses associated with the taxicab loan portfolio.

Interest and compensation expense are generally expected to be our largest expenses each period.  Interest expense is dependent on the average outstanding principal balance on our revolving credit facility and the base index rate for the period.  Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs.

Net Unrealized Depreciation on Investments

During the three months ended March 31, 2009 and 2008, our total investments had an increase in net unrealized depreciation of $98,664 and $2,093, respectively.  Of this amount, $128,576 was due to the reduction in fair value of loans outstanding and $12,000 was due to the amortization of discount on loans. Of this amount, approximately $120,000 was due to a write down in principal and interest on one loan, partially offset by unrealized gain related to amortization on certain corporate loans.

During the nine months ended March 31, 2009, our total investments had an increase in net unrealized depreciation of approximately $353,074, primarily due to adjusting equity investment to fair value.

Net Decrease in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the three and nine months ended March 31, 2009 was approximately $851,981 and $2,749,465, respectively, or $0.83 per share.  This decrease was due to the significantly reduced revenue that resulted from the sale of substantially all the Company’s medallion portfolio, which has not yet been fully offset by the reduction of costs or the replacement of new interest bearing assets.

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

At March 31, 2009, approximately 94% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54% whereas approximately 6% of Elk’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 3.5% to 5%.  At March 31, 2009, the Company had available $1,000,000 of credit lines from its banks, of which $300,000 was available to draw down as of that date, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.  As of April 28, 2009, the Company repaid the entire principal balance in the amount of $228,000 on one of its banks lines. On April 29, 2009 and April 30, 2009, the Company continued the outstanding balances with two of its banks by extending the credit lines of $352,000 and $120,000, respectively (see Note 4 in the accompanying consolidated financial statements) subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

In September 2006, the Company invested in life settlement contracts which require the Company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  From and after March 31, 2009, premium payments due through the life expectancy of the insured are approximately $5,814,000 over the next five years and $7,131,000 thereafter.

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income and, accordingly, will continue to rely upon external sources of funds to finance growth. To provide the funds necessary for expansion, Management expects to raise additional capital and has applied to the SBA to obtain additional SBA debentures. In December 2008, the Company applied to the SBA for loans in the aggregate amount of $15,000,000.  There can be no assurances that such additional financing will be available on acceptable terms to the Company or at all.

Recently Issued Accounting Standards

Refer to Note 10 in the accompanying consolidated financial statements for a summary of recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

The Company has no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operation or liquidity.

ITEM 1.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $148,949 for the nine months ended March 31, 2009. This is comprised of a 1% change in two components, loans receivable of $154,199 at variable interest rate terms, and $5,250 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 2.

CONTROLS AND PROCEDURES

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 and 15d-15 under the Exchange Act. Our Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Management concluded that our internal control over financial reporting was effective as of March 31, 2009. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART I.  OTHER INFORMATION

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

Item 1A. Risk Factors

Part I, Item 1A – “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2008, describes important factors that could materially affect our business, financial condition and/or future results and cause our results of operations to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operation results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There have been no material changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

Exhibit Index

(a)

Exhibits

10.1

Line letter for $352,000 line of credit dated April 30, 2009 between Elk Associates Funding Corp. and Israel Discount Bank of New York. (attached hereto)

10.2

Assignment of Time Deposit dated April 30, 2009 between Elk Associates Funding Corp. and Israel Discount Bank of New York. (attached hereto)

10.3

Demand grid promissory note dated April 30, 2009 issued to Israel Discount Bank of New York. (attached hereto)

10.4

Fixed rate promissory note dated April 29, 2009 issued to Bank Leumi USA in the amount of $120,000, and pledge and assignment of bank deposits/accounts dated April 29, 2009. (attached hereto)

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

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

Dated:  May 15, 2009

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

Dated: May 15, 2009

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

Dated: May 15, 2009

By:

/s/ Gary C. Granoff

Gary C. Granoff

Chief Financial Officer and Chairman

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes Oxley Act of 2002, that, based on my knowledge:

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

May 15, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Ameritrans Capital Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes Oxley Act of 2002, that, based on my knowledge:

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

May 15, 2009