Form 10-K
period 2009-06-30
AMERITRANS CAPITAL CORP
filed 2009-09-28
CIK 1064015

  U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2009

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates (based upon the closing price of the Registrants common stock, $.0001 par value of $2.49 per share as reported on the NASDAQ Capital Market on December 31, 2008) was approximately $5,552,432.

The number of outstanding shares of Registrants common stock, $.0001 par value as of September 16, 2009 was 3,395,583.  The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock as of September 16, 2009 was 300,000.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of June 30, 2009, are incorporated by reference into Part III of this form 10-K.  Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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
2009 FORM 10-K ANNUAL REPORT

Table of Contents

PART I

ITEM 1. BUSINESS OF AMERITRANS

ITEM 1A. RISK FACTORS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A(T). CONTROLS AND PROCEDURES

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation (the “Company”, “Ameritrans”, “our”, “us”, or “we”), is a Delaware closed-end investment company formed in 1998, which makes loans and investments with the goal of generating both current income and capital appreciation.  Through its wholly-owned subsidiary, Elk Associates Funding Corporation (“Elk”), the Company makes loans to finance the acquisition and operation of small businesses as permitted by U.S. Small Business Administration (the “SBA”) regulations. The Company’s internet site is www.ameritranscapital.com.  Ameritrans makes available, free of charge through its internet site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes.  Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders.  We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends.  Elk’s dividends are payable to Ameritrans as Elk’s sole stockholder.  For the fiscal year ended June 30, 2009, all 9 3/8% Cumulative Participating Redeemable Preferred Stock (“Preferred Stock”) dividends have been timely paid each quarter, with the exception of the dividend for the quarter ending June 30, 2009.  On July 28, 2009, the Board of Directors announced that the Company decided not to pay the dividend of $0.28125 per share on its Preferred Stock for the period April 1, 2009 through June 30, 2009.   On July 6, 2009 the Company filed a Form 8-K with the Securities and Exchange Commission stating that the declaration and payment of the dividend would be deferred until such time as the Company completed its review for the quarter ended June 30, 2009.  The dividend on the Preferred Stock for the period April 1, 2009 through June 30, 2009 will remain in arrears and will be paid to shareholders, when and as declared by the Board of Directors of the Company.

No dividends on the Preferred Stock will be declared or paid or set apart for payment unless payments of interest and repayment of principal then due on any other indebtedness of the Company are made and dividends which have been deferred, have been, or contemporaneously are, declared and paid on all outstanding shares of Preferred Stock.  Any dividend payment made on the outstanding shares of Preferred Stock shall first be credited against the dividend deferred for the period April 1, 2009 through June 30, 2009.

During the deferral period, the Company may not, among other things, declare, pay, or set apart for payment any dividend or other distribution on shares of common stock of the Company or any other security of the Company, if any, ranking junior to the Preferred Stock or call for redemption, redeem, purchase, or otherwise acquire for consideration any shares of junior stock or Preferred Stock.

.

CURRENT BUSINESS ACTIVITIES

Ameritrans was organized to be the sole shareholder of Elk and to make loans and investments that Elk may not be permitted to make under SBA regulations.  Ameritrans makes loans which have primarily been secured by real estate mortgages, senior corporate loans, life insurance settlements and equity investments which have historically been in income producing real estate properties, or in real estate construction projects.

Elk was organized primarily to provide long-term loans to businesses eligible for investments (“Small Business Concerns”) by small business investment companies (“SBICs”) under the U.S. Small Business Investment Act of 1958 (the “1958 Act”). Elk makes loans for financing diversified businesses that qualify for funding under SBA Regulations.

Elk Capital Corporation (“Elk Capital”) is a wholly owned subsidiary of Ameritrans.  Since its inception, and through July 2009, Elk Capital had no operations.  Since July 2009, Elk Capital has owned certain real estate acquired by the Company in satisfaction of foreclosure by Ameritrans.

During the fiscal year ended June 30, 2009, Elk had one (1) wholly-owned subsidiary: EAF Holding Corporation.  EAF Leasing LLC and EAF Leasing II LLC were both liquidated during July 2007.  Prior to their liquidation, EAF Leasing LLC and EAF Leasing II LLC owned and leased medallions acquired in satisfaction of foreclosures by Elk.

EAF Holding Corporation is the only wholly owned subsidiary of Elk.  EAF Holding Corporation owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk although, at June 30, 2009 it did not hold any assets.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $3.40 and $5.06 as of June 30, 2009 and June 30, 2008, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholder’s equity per share for the reporting period.  Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2009		June 30, 2008
	Fair Value	Per Share	Fair Value	Per Share
Investments at fair value:
Investments in debt securities	$ 23,843,087	$ 7.02	$ 55,211,397	$ 16.26
Investments in life settlement contracts	$ 1,764,081	$ 0.52	$ 2,842,458	$ 0.84
Investments in equity securities	$ 802,300	$ 0.24	$ 1,544,432	$ 0.45
Cash and cash equivalents	$ 885,434	$ 0.26	$ 665,893	$ 0.20
Other assets	$ 991,254	$ 0.29	$ 1,717,288	$ 0.51
Total Assets	$ 28,286,156	$ 8.33	$ 61,981,468	$ 18.26
Borrowings	$ 12,370,000	$ (3.64)	$ 40,195,697	$ (11.84)
Other liabilities	$ 772,314	$ (0.23)	$ 987,479	$ (0.29)
Total Liabilities	$ 13,142,314	$ (3.87)	$ 41,183,176	$ (12.13)
Preferred Stock	$ 3,600,000	$ (1.06)	$ 3,600,000	$ (1.06)
NET ASSET VALUE APPLICABLE TO COMMON STOCK	$ 11,543,842	$ 3.40	$ 17,198,292	$ 5.06

Please refer to the “Investment Portfolio” for a further description of our investment portfolio and the fair value thereof.

Revenue

Revenues consist primarily of investment income from interest on our investment portfolio and various ancillary fees related to our investment holdings.

Interest from Investments in Debt Securities.  We generate interest income from our investments in debt securities which consist primarily of secured loans.  Our debt securities portfolio is spread across multiple industries and geographic locations, and as such, we are broadly exposed to market conditions and business environments. We seek to limit concentration of exposure in any particular sector or issuer.

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

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer related payroll costs.  The largest components of total compensation costs are base salaries; generally, base salaries are expensed as incurred.  Our compensation expenses may also increase to reflect increased investment in personnel as we grow our business.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees, occupancy costs and general administrative and other costs.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2009, the Company’s investments had a net unrealized depreciation of approximately ($1,283,620).  The net unrealized depreciation for the year ended June 30, 2009 is primarily due to decreases in the fair value of certain investments in our portfolio.

An unrealized write-down of $1,095,408 in the Company’s life settlement portfolio was the largest component of unrealized depreciation.  Other significant factors were a write-down of the fair value of a loan receivable of $250,000 to reflect the Company’s estimate of its recoverable value in the collateral underlying the loan, a $195,000 decrease in the fair value of a loan to reflect the actual recovery achieved on that loan following the resale of the property subsequent to June 30, 2009.  Also contributing to unrealized depreciation was a $95,000 reduction in the value of the Company’s LLC equity investments in a condominium construction project, a $62,000 net reduction in the fair value of the various real estate limited partnership investments.  Offsetting these items were approximately $410,000 of unrealized losses which is primarily due to reclassifications as “realized losses”.

Net Decrease in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended June 30, 2009 was ($5,462,453), or a decrease of $1.61 per outstanding share of Common Stock. The factors contributing to this decrease were:  an operating loss of ($2,939,960), an unrealized write-down of ($1,095,408) in the Company’s life settlement portfolio, a ($604,693) realized loss on an investment in a sanitary ware distributor, a ($339,371) realized loss on the sale of the Company’s taxicab medallion loan portfolio, a ($250,000) reduction in the value of the fair value of a loan, a ($195,000) reduction in the value of a loan due to the subsequent sale of the foreclosed property, a ($95,000) reduction in the value of an LLC equity investment in a condominium conversion construction project, an approximate ($94,000) write off of collateral previously acquired, and a total of approximately ( $455,000) of losses associated with fair value adjustments in other portfolio investments.  Offsetting these amounts were increases to the fair value of the company’s corporate loan portfolio of approximately $185,000 and other miscellaneous increases of $420,000 to reflect realized values for assets acquired and certain other fair value adjustments.

Net Investment Income (Loss) and Net Realized Gains (Losses)

Net investment loss and net realized loss represent the net decrease in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended June 30, 2009, net investment income and realized loss were approximately $4,200,000, or $1.24 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended June 30, 2009, dividend distributions totaled $253,125 or $0.843 per share on our Preferred Stock.

Dividends

To comply with excise tax regulation imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and other income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us on our Common Stock and Preferred Stock:

	Dividend Per Share	Declaration Date	Record Date	Pay Date
Fiscal 2009 Preferred Dividends:
Fourth quarter (April 1, 2009-June 30, 2009)	$ ---	Not Declared
Third quarter (January 1, 2009-March 31, 2009)	$ .28125	03/20/09	03/31/09	04/15/09
Second quarter (October 1, 2008-December 31, 2008)	$ .28125	12/31/08	12/31/08	01/15/09
First quarter (July 1, 2008-September 30, 2008)	$ .28125	10/09/08	10/09/08	10/15/08
Total Preferred Stock Dividends declared for fiscal 2009	$ 0.843

Fiscal 2009 Common Dividends:	None

Business Segments

We currently categorize our business into five segments:  1) Corporate Loans; 2) Commercial Loans; 3) Life Insurance Settlements, 4) Equity Investments; and 5) Taxicab Medallion Finance.

Corporate Loans

Beginning in June 2007, the Company began investing in middle market syndicated loans.  The Company’s investment strategy is to build a diverse portfolio of corporate loans (“Corporate Loans”) to middle market companies (the “Corporate Loan Strategy”).  Given the size of the Corporate Loan market, we believe that the Corporate Loan Strategy will allow us to increase the Company’s asset base significantly, assuming the Company can obtain adequate financing.  As of June 30, 2009, the Company had $12,193,255 of assets invested as part of our Corporate Loan Strategy.

To pursue its Corporate Loan Strategy, the Company has engaged an adviser, Velocity Capital Advisors, LLC (“Velocity” or “VCA”), which will be responsible for recommending to the Company for investment and thereafter recommending action with respect to those investments which have been reviewed and approved by the Company.  The Company’s stockholders on March 18, 2008 approved an Investment Management and Advisory Agreement pursuant to which Velocity would act as the Company’s and Elk’s adviser with respect to the Corporate Loan Strategy, subject to such agreement’s approval by the U.S. Small Business Administration.  After discussions with SBA, the Company has restructured its proposed relationship with VCA and plans to submit a revised Advisory Agreement to its shareholders for approval.  The terms and conditions of the Agreement are substantially the same to the prior agreement except Elk will not be a party to the revised Advisory Agreement and, as such, the Company does not believe SBA approval will be necessary.  The principals of VCA have worked together for more than fifteen years investing in middle market companies.  As such, the VCA principals have been involved in all aspects of middle market investing including origination, negotiation of terms, portfolio management, distribution and syndication, restructuring and asset sales.  The VCA team has experience in assembling portfolios of middle market loans and investments and managing these portfolios through several credit cycles, including both attractive and stressed credit environments.

The Company defines the middle market as comprised of companies with earnings before interest, taxes and depreciation (“EBITDA”) of between $10 and $200 million. The Company believes many opportunities exist to provide loans to companies of this size, due to:

•

The large size of the market, with an estimated 17,500 companies,

•

The high level of historical acquisition activity in this sector of the  market,

•

The current dislocation of banks lending to middle market companies,

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

Commercial Loans

The Company began making loans to diversified small businesses (“Commercial Loans”) primarily in the New York City metropolitan area in 1985.  Until the Company commenced the implementation of its Corporate Loan Strategy, the Company had been increasing this portfolio on a selective basis, with a concentration on loans to operators of restaurants, laundromats, commercial construction, broadcasting telecommunications and other diversified industries.  Many of the Company’s commercial loans are secured by real estate mortgages which are primarily first mortgages on various properties.  At June 30, 2009, the dollar amount of the Company’s Commercial Loans that were secured by real estate mortgages was $8,830,921.  At June 30, 2009, the dollar amount of the Company’s Commercial Loans that were not secured by real estate mortgages was $2,462,211.

The Company’s non real estate secured Commercial Loans primarily finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  The Company generally holds these loans to maturity, although from time to time it sells participation interests in its loans to share risk, or purchases participation interests in loans originated by other finance companies.  The Company generally obtains interest rates on its Commercial Loans that are higher than can be obtained on Corporate Loans.  The Company believes that the higher yield on Commercial Loans compensates for their higher risk of default relative to other investment categories and that it will benefit from the diversification of its portfolio. Interest rates on currently outstanding Commercial Loans range from 5.0% to 15.75%.  At June 30, 2009, the Company’s Commercial Loans totaled $11,293,132 in aggregate.

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during the year ended June 30, 2009 was 19%.

Equity Investments

Ameritrans, to a limited extent, makes equity investments.  These investments may be independent or incidental to our other lines of business.  Equity securities in Ameritrans’ investment portfolio at June 30, 2009 totaled $802,300.  Under SBA rules, Elk may make additional equity investments; however, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk’s total assets.

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement (the “Agreement”) with Vibrant Capital Corporation (“Vibrant”), an unaffiliated company, to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from Vibrant a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

As of June 30, 2009, the fair value of the Company’s life settlement portfolio was $1,764,081, which represents the Company’s estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits related to seven (7) life insurance policies with an aggregate face value of $30,750,000.  It was originally contemplated that premiums on the policies will continue to be paid by the Company, until the policies are sold.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s named beneficiary, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the Agreement.  Under the Agreement, the Company may sell the policies at any time, at its sole discretion.

On April 2, 2009, the Company learned that Edward Stein, the principal of Vibrant, had been charged with securities fraud by the Securities and Exchange Commission (“SEC”) in connection with an alleged Ponzi scheme. The SEC obtained a court order freezing the assets of Mr. Stein and other entities with which he is involved, including Vibrant.  On April 14, 2009, a receiver was appointed to handle the affairs of Vibrant.  The Company has provided documents and information to the SEC pursuant to a subpoena.  The Receiver has agreed, in writing, to adhere to the terms of the Joint Venture Agreement between Vibrant and Ameritrans, and is seeking to sell the policies and provide Ameritrans with its’ share of the proceeds.

As of June 30, 2009, the Company continued to work closely with the Receiver.  The Receiver has determined that all of the policies which the Company had an interest in were in full force.  Subsequent to April 2, 2009 the Company and the Receiver have each advanced certain premiums to continue the policies in effect pending their anticipated sale.

In Fiscal 2008, after a review of the current financing and regulatory environment, and other opportunities to make investments in the Corporate Loan Strategy and commercial loans, the Company had decided to exit this line of business and plans to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

Taxicab Medallion Finance

Since 1980, the Company’s primary business was the investment in loans secured by taxicab medallions.  Over recent years, this niche finance market changed significantly.  Collateral values increased dramatically while the average rate obtainable from borrowers steadily decreased.  As the marketplace for these investment opportunities became more competitive, management and the Board of Directors had been exploring strategic alternative investment strategies for the Company.  As discussed below, on October 29, 2008, the Company closed on the sale of substantially all of the Company’s taxicab medallion loans.  This transaction was approved by the Company’s shareholders on August 26, 2008.  Under the terms of the Loan Purchase Agreement, the Company, and certain of its executives, agreed not to compete in these business areas for periods ranging from three to five years.  As of June 30, 2009, the Company had remaining permitted investments of $356,700 in taxicab medallion loans not sold pursuant to the Loan Purchase Agreement.

The following table shows the Company’s portfolio by security type at June 30, 2009 and June 30, 2008:

	June 30, 2009			June 30, 2008
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Medallion Loans	$ 362,611	$ 356,700	1.3%	$ 29,609,325	$ 29,870,342	50.0%
Commercial Loans	12,094,430	11,293,132	42.8%	14,244,545	13,833,085	23.3%
Corporate Loans	12,007,939	12,193,255	46.2%	11,578,846	11,507,970	19.3%
Life Settlement Contracts	2,859,489	1,764,081	6.7%	2,842,458	2,842,458	4.8%
Equity Securities	1,444,927	802,300	3.0%	2,156,008	1,544,432	2.6%
Total	$ 28,769,396	$ 26,409,468	100.0%	$ 60,431,182	$ 59,598,287	100.0%

(1)  Represents percentage of total portfolio at fair value.

Valuation Breakdown

	June 30, 2009		June 30, 2008
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Assisted Living Facilities	$ 908,480	3.4%	$ 908,480	1.5%
ATM Operator	-	-	30,000	0.1%
Auto Sales	75,050	0.3%	75,500	0.1%
Bioscience	5,500	-	5,500	-
Black car service	-	-	318,270	0.5%
Boston Taxicab Medallions	26,173	0.1%	4,597,158	7.7%
Broadcasting/Telecommunications	1,939,947	7.3%	1,989,638	3.3%
Chicago Taxicab Medallions	84,309	0.3%	17,391,690	29.2%
Commercial Construction	3,069,261	11.6%	4,558,710	7.6%
Construction and Predevelopment	1,723,230	6.5%	1,112,500	1.9%
Debt Collection	516,227	2.0%	672,792	1.1%
Dry Cleaner	47,453	0.2%	115,570	0.2%
Education	990,000	3.7%
Gaming	1,384,913	5.2%	1,954,157	3.3%
Gasoline Distribution	632,414	2.4%	686,666	1.2%
Laundromat	352,922	1.3%	1,037,515	1.7%
Life Insurance Settlement	1,764,081	6.7%	2,842,458	4.8%
Manufacturing	4,097,105	15.5%	2,900,000	4.9%
Miami Taxicab Medallions	246,218	0.9%	7,881,494	13.2%
Nail Salon	-	-	6,385	-
Office Water Systems	508,159	1.9%	633,315	1.1%
Printing/Publishing	1,935,172	7.3%	1,775,143	3.0%
Processing Control Instruments	1,750,618	6.6%	2,878,670	4.8%
Real Estate Holding/Development	65,934	0.2%	-	-
Residential Mortgages	470,000	1.8%	665,000	1.1%
Restaurant/Food Service	2,508,090	9.5%	3,412,656	5.7%
Sanitaryware Distributor	1,160,198	4.4%	561,764	0.9%
Telecommunications	9,066	0.4%	20,813	-
Real Estate Limited Partnership	-	-	366,707	0.6%
Taxicab Medallion Equity	-	-	15,038	-
Assets Acquired From Debtors	138,948	0.5%	184,698	0.3%
TOTAL	$ 26,409,468	100.00%	$ 59,598,287	100.0%

SOURCES OF FUNDS

The Company funds its operations from a variety of sources.  Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks.  As of June 30, 2009, Elk maintained two lines of credit with an overall borrowing limit of $472,000.  At June 30, 2009, Elk had $370,000 outstanding under these lines.  The credit lines mature on October 31, 2009 and November 2, 2009, and currently bear interest at rates from 3.1% to 4.5%.  Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the above lines of credit. Elk was in compliance with all covenants and credit terms at June 30, 2009.

As interest rates fluctuate, our cost of funds may also fluctuate while the rates on our outstanding loans to a significant number of our borrowers remains fixed, and our profitability therefore varies.  In order to partially mitigate this variance, from time to time we have purchased interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense” and Note 13 of Notes to Consolidated Financial Statements.

Pursuant to an agreement with SBA, (the “SBA Agreement”), Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk’s portfolio.  Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.  As of June 30, 2009, Elk was in compliance with the borrowing-base.

In connection with the SBA Agreement, Elk has also entered into an intercreditor agreement (the “Intercreditor Agreement”) and a custodian agreement (the “Custodian Agreement”) with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk’s indebtedness to the banks and the SBA.  The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral.  Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.  The Intercreditor Agreement provides Elk with a right of substitution, permitting other new bank lenders to become parties to the Intercreditor Agreement.

COMPETITION

Banks, credit unions, other finance companies, and other private lenders compete with the Company in the origination of Corporate and Commercial loans. A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial finance companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds.  Many of our competitors are substantially larger and have considerably greater financial resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

EMPLOYEES

As of June 30, 2009, we employed a total of nine (9) employees.

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk’s weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA’s current debenture interest rate.  The current maximum rate of interest permitted on loans originated by Elk is 19%.  At June 30, 2009, Elk’s outstanding loans had a weighted average rate of interest of 8.4%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

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

With respect to the DRIP, no action will be required on the part of a registered stockholder to have his or her cash dividends reinvested in shares of Common Stock.  A registered stockholder may elect to receive an entire dividend in cash by sending written notice to Continental Stock Transfer & Trust Company, the plan administrator and the Company’s transfer agent, so that such notice is received by the plan administrator no later than the record date for dividends to stockholders.  Information regarding this plan will be sent to each stockholder as soon as practicable.

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

We need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  Since exiting the  taxicab medallion finance business and paying down our bank debt, the Company has been unable to successfully access the capital markets.  We believe this is due to the severe current economic and credit conditions and that it has limited our ability to grow our business and fully execute our business strategy and has decreased our earnings. With certain exceptions, we are only allowed to borrow amounts such that our asset coverage, on a consolidated basis, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current loan facilities or obtain other lines of credit at all or on terms acceptable to us.

In December 2008, Elk applied for a commitment from SBA for $15 million in additional guaranteed debentures.  In June 2009, management met with representatives from SBA to further the processing of this application.  Management has had continuous communication with SBA to provide updated information on the Company and its investment portfolio, including the development of the Corporate Loan Strategy.

Based upon SBA material reviewed by the Company, following the passage of the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), certain changes were made to the SBIC program.  The Recovery Act changed the formula for calculating the maximum amount of outstanding leverage that can be made available to an SBIC.  Based upon these changes, and discussions with SBA, Elk expects, should additional debentures be granted, that it would be immediately eligible for approximately $9.5 million in additional debentures.  Elk would remain eligible to apply for approximately $10 million of additional debentures based on its current capital base.  In general SBA will only approve leverage request in excess of two tiers of equity after the SBIC has clearly demonstrated consistent, sustainable profitability based on a conservative investment strategy that limits downside risk.

Should the Company raise additional capital and contribute it to Elk as equity, Elk will be eligible to apply for additional debentures of approximately two times such equity.  In general, the maximum amount of leverage made available to any one SBIC may not exceed 300 percent of the SBIC’s Regulatory Capital or $150 million, whichever is less.  As of June 30, 2009, Elk’s Regulatory Capital was approximately $10.6 million.

As of the date of this filing, SBA has not made a formal determination regarding Elk’s debenture application.  Based upon our continued discussions, we remain cautiously optimistic that Elk ‘s request for additional debentures will be approved.  For the reasons discussed above, we believe the amount of debentures that will be approved will be approximately $9.5 million.

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

Our historical banks will not permit us to use our bank borrowings for Corporate Loans subsequent to the sale of our taxi medallion loan portfolio.

Following the completion of the sale of our taxi medallion loan portfolio our banks provided the Company with available credit for real estate secured loans, but will not permit us to utilize our bank borrowings for our Corporate Loan Strategy.  In order to successfully grow our Corporate Loan portfolio the Company will be required to obtain other sources of capital and/or refinance our bank lines with other banks that will permit investment in Corporate Loans.

Regulations governing our operation as a BDC affect our ability to, and the way in which, we raise additional capital.

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act.  Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200%, subject to certain exemptive relief the Company has received with respect to calculating this amount, after such incurrence or issuance.  If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC.  If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. We are not generally able to issue and sell our Common Stock at a price below net asset value per share.  We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value of the Common Stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). As our Common Stock trades at a discount to net asset value, this restriction has adversely affected our ability to raise capital.

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

Our ability to achieve our investment objective depends on our senior management’s ability to support our investment process; if the Company were to lose any of its senior management, our ability to achieve our investment objective could be significantly harmed.

We have a small number of employees and, as a result, we depend on the investment expertise, skill and network of business contacts of our senior management.  Our senior management team, with the assistance of outside advisors, evaluates, negotiates, structures, executes, monitors and services our investments.  Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment senior management team. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Our investments in life settlement contracts may be further impaired or we may lose our entire investment in life settlement contracts, particularly if the underlying insurance policies are terminated or determined to be unenforceable.

The life settlement contracts in which the Company has invested are relatively illiquid, which may make it difficult for us to liquidate such investments for their fair value, if at all.   The Receiver appointed to operate Vibrant’s assets to date has been unsuccessful, and may continue to have difficulty, identifying a potential purchaser of  our investments in life settlement contracts.  In part due to the Receiver’s inability to sell such investments, the Company recorded an unrealized write-down in the Company’s life settlement portfolio.  If the marketability of the life settlement contracts deteriorates, future write-downs of our investments in life settlement contracts may be necessary.

In addition, if a potential purchaser or an insurance carrier determines that the life insurance policies underlying our life settlement contracts are unenforceable, the value of the policy to us could be adversely affected, which could severely limit our ability to sell our investments in life settlement contract or collect insurance proceeds upon the insured’s demise and result in a complete loss of our investment therein.  One of the insurance companies who issued the policies at issue has indicated, to the Receiver, an intent to pursue litigation challenging the enforceability of the policy it issued as an improper stranger-owned life insurance policy.  If successful, the insurer could rescind the policy while still retaining the premiums paid to date.

In addition, to maintain the life settlement contracts in full force and effect, premiums on the underlying life insurance policies must be paid in accordance with the terms of the applicable policy.   The Receiver has indicated that it does not have adequate funds to continue making paying the premiums on life insurance policies underlying Vibrant’s life settlement contracts.  The Receiver has also indicated that if it cannot assure payment of the premiums, in order to fulfill its perceived obligation to protect the value of the assets in the estate, it might be compelled to sell the policies to a third party for whatever value it can obtain, even if it is less than fair value.  Accordingly, it may be necessary for the Company to pay such premiums in the future in order for such policies to remain in effect.  The Company’s management is currently evaluating whether making such payments is in the best interests of the Company.  If the Company’s management determines that it is in the best interests of the Company, the Company may cease making such payments in the future.  The failure to make such payments may result in the termination of the underlying insurance polices, which would have a material adverse effect on the value of our investment in life settlement contracts, including a total loss of our investment therein.

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

Other Risk Factors

We borrow money to fund our operations, which magnifies the potential for gain or loss on amounts invested, and may increase the risk of investing in us.  Borrowings magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in the Company.  We may borrow from and issue senior debt securities to banks, investment banks and other lenders and through long-term subordinated SBA debentures.  These creditors have fixed dollar claims on our assets that are superior to the claims of our common shareholders.  If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.

ITEM 2. PROPERTIES

In December, 2003, the Company entered into a sublease agreement with a law firm related to the Chairman and other officers and directors of the Company (the “Law Firm”) (See Note 12 to the Financial Statements).  Pursuant to a sublease, the Company occupies approximately 3,500 square feet of office space in New York.  This sublease, as amended, expires April 2014.  The Company’s rent share for the year ended June 30, 2009 was $12,271 per month, subject to periodic escalations and annual increases as per the master lease agreement between the landlord and the Law Firm.  Commencing July 1, 2009 the Company’s rent share is $13,139 per month subject to periodic escalations and annual increases as per the master lease agreement between the Landlord and the Law Firm.  The Company is committed to the minimum utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the Law Firm.  In the event that more space is utilized, the percentage of the total space allocated to the Company will be increased in accordance with the terms of the sublease.

The Company agreed to indemnify the Law Firm from any cost and expense under the terms of its master lease for additional expense associated with certain additional space, in the event the Law Firm is not able to sublease the individual offices until such time as the Company might need to utilize that space.  Until the Company utilizes the additional space, the Law Firm sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the Law Firm for the rent applicable to such vacant space.  During the years ended June 30, 2009, 2008 and 2007 no amounts were paid relating to this Indemnification Agreement.  Rent expense under the lease amounted to $166,429, $151,165 and $123,261 for the years ended June 30, 2009, 2008 and 2007, respectively.

In addition, the Company is also obligated to pay for its share of overhead expense as noted in the above lease agreement.  During January 2007 the overhead cost payments increased to $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $64,286, $68,598 and $62,142 for the years ended June 30, 2009, 2008 and 2007, respectively.

In July, 2003, the Company entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer of the Company has an ownership interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months notice.  Rent expense under the lease amounted to $49,787, $48,739 and $46,792 for the years ended June 30, 2009, 2008 and 2007 respectively.  This lease was necessary pursuant to the Company’s disaster recovery plan and is used as storage space and as back-up additional office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held two (2) meetings of stockholders during fiscal 2009.  The Company held a special meeting of stockholders on August 26, 2008 and its annual meeting of stockholders on November 25, 2008.  The proposal as described below was approved at the special meeting of stockholders held on August 26, 2008:

Approval of the Sale of Assets

The stockholders approved the sale by the Company and the Company’s wholly owned subsidiary Elk Associates Funding Corporation of assets that might constitute under Delaware law, substantially all of the assets of  the Company.

The Company’s Annual Meeting of Stockholders was held on November 25, 2008 (the “Meeting”).  At the Meeting the following nine (9) individuals were elected to the Board of Directors of the Company by the stockholders to serve until the 2010 Annual Meeting of Stockholders:.

Peter Boockvar	John R. Laird
Steven Etra	Howard F. Sommer
Michael Feinsod	Ellen M. Walker
Gary C. Granoff	Ivan Wolpert
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

The following table shows the high and low sale prices per share of Common Stock and Preferred Stock as reported by NASDAQ, for each quarter in the fiscal years ended June 30, 2008 and June 30, 2009.

Ameritrans Common Stock	High	Low
Fiscal 2008
1st Quarter	$5.65	$4.16
2nd Quarter	$7.00	$3.60
3rd Quarter	$4.00	$2.64
4th Quarter	$3.74	$2.25

Fiscal 2009
1st Quarter	$4.00	$1.00
2nd Quarter	$3.04	$1.81
3rd Quarter	$2.56	$1.68
4th Quarter	$2.25	$1.31

1st Quarter through September 16, 2009	$1.63	$0.76

Ameritrans Preferred Stock	High	Low
Fiscal 2008
1st Quarter	$13.82	$10.63
2nd Quarter	$13.00	$10.04
3rd Quarter	$11.15	$ 8.05
4th Quarter	$11.70	$10.00

Fiscal 2009
1st Quarter	$10.48	$8.50
2nd Quarter	$10.20	$7.74
3rd Quarter	$ 9.00	$7.00
4th Quarter	$12.00	$7.81

1st Quarter through September 16, 2009	$10.96	$4.44

The following table details information regarding the Company’s existing equity compensation plans as of June 30, 2009:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average Exercise price of fully vested options	Number of securities Remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	366,850(1)	$3.90	8,150(1)
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	366,850 (1)	$3.90	8,150(1)

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

The Company has declared and paid the quarterly dividend on the Preferred Stock since the Preferred Stock was issued through March 31, 2009. Most recently, the Company’s Board of Directors declared a dividend of $0.28125 per share on March 20, 2009 on the Preferred Stock for the period January 1, 2009 through March 31, 2009 payable on or about April 15, 2009 for all holders of the Preferred Stock of record as of March 31, 2009.     On July 28, 2009, the Company announced that the Board had decided not to pay the dividend of $0.28125 per share on its Preferred Stock for the period April 1, 2009 through June 30, 2009.   The dividend on the Preferred Stock for the period April 1, 2009 through June 30, 2009 will remain in arrears and will be paid to shareholders, when and as declared by the Board of Directors of the Company.

No dividends on the Preferred Stock will be declared or paid or set apart for payment unless payments of interest and repayment of principal then due on any other indebtedness of the Company are made and dividends which have been deferred, have been, or contemporaneously are, declared and paid on all outstanding shares of Preferred Stock. Any dividend payment made on the outstanding shares of Preferred Stock shall first be credited against the dividend deferred for the period April 1, 2009 through June 30, 2009.

During the deferral period, the Company may not, among other things, declare, pay, or set apart for payment any dividend or other distribution on shares of common stock of the Company or any other security of the Company, if any, ranking junior to the Preferred Stock or call for redemption, redeem, purchase, or otherwise acquire for consideration any shares of junior stock or Preferred Stock.

As of September 8, 2009, there were 153 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Preferred Stock, which is exclusive of securities held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the “Financial Statements”) included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

STATEMENT OF OPERATIONS DATA	FISCAL YEAR ENDED JUNE 30,
	2009	2008	2007	2006	2005
Investment income	$ 3,344,324	$ 6,260,277	$ 5,876,670	$ 5,285,314	$ 5,442,955
Interest expense	$ 1,090,074	$ 2,357,504	$ 2,117,675	$ 2,116,903	$ 1,837,633
Other expenses	$ 5,194,210	$ 3,949,293	$ 3,916,815	$ 2,989,965	$ 3,449,105
Total expenses	$ 6,284,284	$ 6,306,797	$ 6,034,490	$ 5,106,868	$ 5,286,738
Net investment income (loss)	$ (2,939,960)	$ (46,520)	$ (157,820)	$ 178,446	$ 156,217
Net realized/unrealized gains (losses) on investments	$ (2,522,493)	$ (491,051)	$ 356,892	$ (502,426)	$ 102,691
Net increase (decrease) in net assets from operations	$ (5,462,453)	$ (537,571)	199,072	(323,980)	$ 258,908
Dividends on Preferred Stock	$ (253,125)	$ (337,500)	$ (337,500)	$ (337,500)	$ (337,500)
Net increase (decrease) in net assets from operations available to common stockholders	$ (5,715,578)	$ (875,071)	$ (138,428)	$ (661,480)	$ (78,592)
Net increase (decrease) in net assets from operations per common share	$ (1.68)	$ (0.26)	$ (0.04)	$ (0.25)	$ (0.04)
Common Stock dividends paid	-	$ 67,912	$ -	$ -	$ -
Common Stock dividends paid per common share	-	$ 0.02	$ -	$ -	$ -
Weighted average number of shares of Common Stock outstanding	$ 3,395,583	3,394,981	3,391,208	2,653,898	2,035,600
BALANCE SHEET DATA
	2009	2008	2007	2006	2005
Investments	$ 26,409,468	$ 59,598,287	$ 62,380,367	$ 53,537,580	$ 55,556,096
Total assets	$ 28,286,156	$ 61,981,468	$ 63,944,883	$ 56,018,811	$ 57,886,595
Notes payable and demand notes	$ 370,000	$ 28,195,697	$ 29,482,500	$ 20,927,500	$ 29,770,652
Subordinated SBA debentures	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 12,000,000	$ 12,000,000
Total liabilities	$ 13,142,314	$ 41,183,176	$ 42,300,043	$ 34,259,343	$ 42,716,254
Total stockholders’ equity	$ 15,143,842	$ 20,798,292	$ 21,644,840	$ 21,759,268	$ 15,170,341

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Total Investment Income

The Company’s investment income for the year ended June 30, 2009, decreased $2,915,953 or 47% to $3,344,324 as compared with the prior year ended June 30, 2008.  The decrease is primarily due to a decrease in interest income of $2,814,370.  The decrease in interest income is primarily due to the reduction of income producing assets under management as a result of the sale of medallion loans as compared to the year ended June 30, 2008, and a reduction in interest rates received on variable rate loans.

Medallion loans outstanding decreased by $29,513,642, or 99%, to $356,700 as compared with the prior year ended June 30, 2008.  The interest earned on medallion loans decreased in 2009 as compared with the prior year by approximately $1,726,000.

Commercial Loans outstanding decreased by $2,539,953, or 18%, to $11,293,070, as compared with the prior year ended June 30, 2008.  Interest income decreased approximately $1,500,000 primarily due to a decrease in commercial loans outstanding and further due to a decrease in LIBOR.  Offsetting this decrease in Commercial Loans outstanding was stronger performance in the remaining portfolio, interest rate floors and collection of past due interest.

Corporate Loans outstanding increased by $685,285, or 6%, to $12,193,255, as compared with the prior year ended June 30, 2008.  The interest income earned on Corporate Loans increased in 2009 by approximately $350,000, primarily due to increased loan funding at the end of June 30, 2008.

Life Settlements Contracts outstanding decreased by $1,078,377, or 38% to $1,764,081, as compared with the prior year ended June 30, 2008.  The Company adjusted the fair value of these policies based on marketability, due to market conditions and other factors more specifically detailed below.

Operating Expenses

Interest expense for the year ended June 30, 2009 decreased $1,267,430 or 54% to $1,090,074 when compared to the year ended June 30, 2008.  Interest expense decreased due to a net decrease in average bank borrowings over the course of the year ended June 30, 2009.  At June 30, 2009, overall bank borrowings had a net decrease of $27,725,697, or 99% as compared to the prior year ended June 30, 2008, due to the use of proceeds from the sale of substantially all of the medallion loan portfolio to pay down existing bank debt.

Salaries and employee benefits increased $344,734 or 18% when compared with the prior year.  This increase reflects the costs associated with a one time payment made to an officer during the year ended June 30, 2009 pursuant to the restructuring of his employment agreement, as well as increases due under various other employment agreements.

Occupancy costs increased $12,000 or 4%, when compared with the year ended June 30, 2008 due to rent increases on the Company’s NYC office, as well as increased general overhead expenses.

Professional fees increased $1,022,958 or 130% when compared with the prior year.  The increase was due to increases of accounting fees of $165,038 for an out sourced controller, consulting fees related to compliance with Sarbanes Oxley of $161,170, audit and audit related fees of $103,212, consulting fees of $142,758 related to portfolio investments, non related party legal fees of $465,247 largely due to the write off of certain prepaid offering expenses and prepaid fee expenses totaling $247,130 as well as additional legal fees in connection with life settlement related matters of $83,708.  These increases were partially offset by decreases in related party legal fees of $28,973 and decreases in legal fees related to Chicago medallion loans of $69,559.

Miscellaneous administrative expenses decreased $138,282 or 15% when compared with the prior year.  This decrease in administrative expenses was due to the following reductions: permits of $6,000, bank audit fees of $4,000, commissions of $3,000, outside help of $50,000, recruitment fees of $29,000, service fees of $88,000, filing fees of $4,000, association dues of $11,000, application fees of $25,000, messenger service of $6,000, investor relation fees of $3,000, and custodial fees of $17,000.  These decreases were partially offset by increases in foreclosure expenses of $14,000., Market data fees of $22,000, advertising and promotion fees of $8,200,  NASDAQ fees of $14,000, website and computer fees of $19,000,  and miscellaneous fees of $31,400.

Net Realized Loss on Investments

The components of realized gains and losses were as follows:  A loss of approximately ($605,000) related to the sale of the Company’s interest in a sanitary ware distributor, a loss of approximately ($340,000) associated with the sale of the Company’s taxicab medallion portfolio, the loss of approximately ($94,000) associated with the foreclosure and sale of a commercial loan, the loss of approximately ($70,000) associated with the foreclosure and sale of the collateral associated with a commercial loan, and other miscellaneous losses of approximately ($175,000).  Offsetting these amounts was approximately $45,000 associated with the reversal of certain reserves for assets acquired which were subsequently sold.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2009, the Company’s investments had a net unrealized depreciation of approximately ($1,283,620).  The net unrealized depreciation for the year ended June 30, 2009 is primarily due to decreases in the fair value of certain investments in our portfolio.

An unrealized write-down of $1,095,408 in the Company’s life settlement portfolio was the largest component of unrealized depreciation.  Other significant factors were a write-down of the fair value of a loan receivable of $250,000 to reflect the Company’s estimate of its recoverable value in the collateral underlying the loan, a $195,000 decrease in the fair value of a loan to reflect the actual recovery achieved on that loan following the resale of the property subsequent to June 30, 2009.  Also contributing to unrealized depreciation was a $95,000 reduction in the value of the Company’s LLC interest in a condominium construction project, a $62,000 net reduction in the fair value of the various real estate limited partnership investments.  Offsetting these items was approximately $410,000 of investment value that was reclassified as “realized losses”.

Net Increase (Decrease) in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2009 was ($5,462,453) as compared to a net decrease in net assets resulting from operations for the year ended June 30, 2008 of ($537,571).

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Total Investment Income

The Company’s investment income for the year ended June 30, 2008, increased $383,607 or 6.5% to $6,260,277 as compared with the prior year ended June 30, 2007.  The increase is primarily due to increases in interest income of $701,454 which was offset by a decrease of other fees of $241,464 and a decrease in leasing income of $76,383.  Elk conducted no leasing activities in the year ended June 30, 2008.  The increase in interest income is primarily due to a re-allocation of assets in the Company’s investment portfolio as compared to the year ended June 30, 2007.

Medallion loans outstanding decreased by $4,990,832, or 14%, to $29,870,342 as compared with the prior year ended June 30, 2008.  The interest rate earned on medallion loans decreased in 2008 as compared with the prior year, leading to a decrease in income of $486,509.

Commercial Loans outstanding decreased by $4,938,313, or 26% to $ 13,833,085, as compared with the prior year ended June 30, 2008.  Offsetting this decrease in Commercial Loans outstanding was stronger performance in the remaining portfolio, interest rate floors and collection of past due interest.

Corporate Loans outstanding increased by $7,507,970, or 187%, to $11,507,970, as compared with the prior year ended June 30, 2008.  The interest rate earned on Corporate Loans decreased in 2008, as compared with the prior year, primarily due to decreases in LIBOR.  This was offset by higher rates earned on loans originated in this fiscal year and further offset by increases in rates on existing loans due to covenant resets.

Life Settlements Contracts outstanding increased by $932,381, or 49% to $2,842,458, as compared with the prior year ended June 30, 2008.  The interest rate on these contracts was constant over the two periods, resulting in an increase in interest income as compared with the prior year ended June 30, 2008.

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

Net Increase (Decrease) in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2008 was ($537,571) as compared to a net increase in net assets resulting from operations for the year ended June 30, 2007 of $199,072.

Net Unrealized Depreciation on Investments

This decrease was due to a decrease in the fair value of $742,277 as compared to June 30, 2007.  This loss was offset by a smaller net investment loss of $111,000 and $106,000 reduction in realized gain as compared to June 30, 2007.

Net Realized Gain on Investments

The Net Realized Gain on Investments of $205,000 was a reduction of $106,000 as compared to June 30, 2007.  The net realized gains were comprised of a gain on the sale of an equity investment in a medallion loan for a gain of approximately $555,000, a gain on a sale of a real estate investment of approximately $25,000, offset by a loss on a real estate equity investment of $335,000 and a realized loss on interest of $40,000.

BALANCE SHEET

Total assets decreased by $33,695,312 as of June 30, 2009 when compared to total assets as of June 30, 2008. This decrease was primarily due to a decrease in the investments at fair value of $33,188,819, which is primarily attributable to the sale of medallion loans, and to a lesser extent, payoffs and settlements in excess of new loans, and declines in fair value of certain investments during the fiscal year.  Prepaid expenses decreased $586,794, primarily due to the Company expensing costs related to prepaid stock offering costs and costs associated with the pending sale agreement of the Company’s medallion loans receivable.  The sale of substantially all of the medallion loans during the fiscal year resulted in proceeds of approximately $29,000,000.  In addition, Elk’s proceeds from banks for the fiscal year were $472,000 versus approximately $28,000,000 in repayments made on notes payable from banks. This resulted in net decrease of $27,725,697 in short-term bank borrowings for the fiscal year ended June 30, 2009, which was funded from the proceeds of the medallion loan portfolio sale.

ASSET / LIABILITY MANAGEMENT

Interest Rate Sensitivity

Ameritrans, like other financial institutions, is subject to interest rate risk to the extent its interest-earning assets rise or fall at a different rate over time in comparison to its interest-bearing liabilities (consisting primarily of its credit facilities with banks and subordinated SBA debentures, which currently have fixed rates of interest).

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

Ameritrans’ interest rate sensitive assets were $25,607,168 and interest rate sensitive liabilities were $370,000 at June 30, 2009.  Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates.  Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates.  Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, with expiration dates of October 15, 2007 and October 14, 2008, respectively.  As a portion of the Company’s loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swaps expired on October 15, 2007 and October 15, 2008, respectively.  The swap transaction that expired October 14, 2008, provided for a fixed rate of 6.23%.  As of June 30, 2009, the Company was not a party to any interest rate swaps.

Investment Considerations

In the fiscal year ended June 30, 2009, the Company’s investment income was negatively affected by steady decreases in LIBOR due to the federal reserve’s decrease in interest rates and the general dislocation of credit markets.  This decrease had a direct result on the actual rate of interest the Company received on its outstanding Corporate loans, and to a lesser extent, certain Commercial Loans.  The dollar amount of the Company’s adjustable rate loans receivable at June 30, 2009 was approximately $19,355,000 million with the remainder being fixed rate loans.  Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we lend funds.  While many of the loans in our portfolio  bear interest at fixed-rates or adjustable-rates, we may, in the future, finance a substantial portion of such loans by incurring indebtedness with floating interest rates.  As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability.  Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  However, a decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business over time.  A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates.  In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

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

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.  The Company entered into a Loan Purchase Agreement dated July 16, 2008 with Medallion Financial Corp. and Medallion Bank pursuant to which the Company sold substantially all of its taxicab medallion loans.  The Company used the proceeds of sale to pay down its bank lines.  Because the Company’s banks notified the Company that the Company’s then existing loan agreements permit business loans secured by real estate or equipment but not investments in Corporate Loans, the Company is seeking other sources of financing for its Corporate Loan Strategy and renegotiate the terms of its bank lines of credit for its business loans secured by real estate or equipment.    The Company is actively pursuing alternative sources of funding.  At June 30, 2009, 2.9% or $370,000 of the Company’s indebtedness was represented by indebtedness to its banks with interest rates of approximately 4.37%, and 97.1% or $12,000,000 by the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.99% to 5.54%. Elk currently may borrow additional amounts from banks subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of obtaining future bank credit lines.

Contractual obligations expire or mature at various dates through March 1, 2014.  The following table shows all contractual obligations at June 30, 2009.

Payments due by period
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Floating rate borrowings	$ 370,000	$ -	$ -	$ -	$ -	$ -	$ 370,000
Fixed rate borrowings	-	-	-	5,050,000	6,950,000	-	12,000,000
Operating lease obligations (including overhead)	230,422	233,735	235,761	237,868	152,577	-	1,090,363
Total	$ 600,422	$ 233,735	$ 235,761	$5,287,868	$7,102,577	$ -	$ 13,460,363

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

The Company will require additional sources of capital and new bank lines of credit and its cash flow from operations to fund its business plan.  As a result, the Company continues to explore additional options, which may increase available funds for its growth and expansion of this strategy.

In December 2008, Elk applied for a commitment from SBA for $15 million in additional guaranteed debentures.  In June 2009, management met with representatives from  SBA to further the processing of this application.  As of the date of this filing, SBA has not made a determination regarding Elk’s debenture application.

Recently Issued Accounting Standards

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

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  FSP No. 157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities .  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial condition or results of operations.

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

The Company values its portfolio at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy.  Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses.  Instead, the Company must value each individual investment and portfolio loan on a quarterly basis.  The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely.  Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments.  The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors’ estimate of the current fair value of each component of the portfolio.  Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation (depreciation) on investments.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $189,848 at June 30, 2009. This is comprised of a 1% change in two components, interest on loans receivable of $193,548 at variable interest rate terms, and $3,700 for interest on bank debt subject to variable market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) -15(e) and 15(d)-15(e) under the Exchange Act).  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2009, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2009, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2009, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2009, and is incorporated herein by reference Ameritrans has directors’ and officers’ liability insurance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2009 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2009, and is incorporated herein by reference.

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

10.28

Employment Agreement dated as of November 27, 2006 between Ameritrans and Michael Feinsod.(32)

10.29

Amended and Restated Employment Agreement dated as of May 2, 2008 between Ameritrans and Michael Feinsod.(14)

10.30

Amended and Restated Employment Agreement dated as of October 10, 2008 between amenities and Michael Feinsod. (15)

10.31

Amended and Restated Employment Agreement dated as of  October 10, 2008 between amenities  and Gary Granoff. (15)

12.1

Computation of Ratio of Earnings to Fixed Charges and Preference Dividends

13.1

Ameritrans 10-Q (File No. 814-00193) filed May 14, 2008. (13)

14.1

Code of Ethics of Ameritrans Capital Corporation as amended July 1, 2008

21.1

List of Subsidiaries of Ameritrans. (10)

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)

Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on July 1, 2008.

(14)

Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on May 5, 2008.

(15)

Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on October 10, 2008.

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

Exhibit 31.1

CERTIFICATIONS

I, Michael Feinsod, certify that:

1.	I have reviewed this annual report on Form 10-K of Ameritrans Capital Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 28, 2009	/s/ Michael R. Feinsod Michael R. Feinsod Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Gary C. Granoff, certify that:

1.	I have reviewed this annual report on Form 10-K of Ameritrans Capital Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 28, 2009	/s/ Gary C. Granoff Gary C. Granoff Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ameritrans Capital Corporation (the "Company") on Form 10-K for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on September 28, 2009 (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 28, 2009	/s/ Michael R. Feinsod Michael R. Feinsod Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Ameritrans Capital Corporation (the "Company") on Form 10-K for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on September 28, 2009 (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 28, 2009	/s/ Gary C. Granoff Gary C. Granoff Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2009.

AMERITRANS CAPITAL CORPORATION

By: /s/ Michael R. Feinsod
 -----------------------------------
  Michael R. Feinsod
  Chief Executive Officer
  President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gary C. Granoff ----------------------------- Gary C. Granoff	Chairman of the Board of Directors, Managing Director and Chief Financial Officer	September 28, 2009
/s/ Michael Feinsod ----------------------------- Michael Feinsod	Chief Executive Officer, President, Chief Compliance Officer and Director	September 28, 2009
/s/ Ellen M. Walker ----------------------------- Ellen M. Walker	Executive Vice President and Director	September 28, 2009
----------------------------- Murray A. Indick	Director	September 28, 2009
----------------------------- Steven Etra	Director	September 28, 2009
/s/ John R. Laird ----------------------------- John R. Laird	Director	September 28, 2009
----------------------------- Howard F. Sommer	Director	September 28, 2009
/s/ Ivan Wolpert ----------------------------- Ivan Wolpert	Director	September 28, 2009
/s/ Peter Boockvar ----------------------------- Peter Boockvar	Director	September 28, 2009

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONTENTS

June 30, 2009, 2008 and 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP

F-2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets at June 30, 2009 and 2008

F-3 – F-4

Statements of Operations for the Years Ended
June 30, 2009, 2008 and 2007

F-5

Statements of Changes in Net Assets for the Years Ended
June 30, 2009, 2008 and 2007

F-6

Statements of Cash Flows for the Years Ended
June 30, 2009, 2008 and 2007

F-7 – F-8

Schedules of Investments as of June 30, 2009 and 2008

F-9 – F-16

Notes to Consolidated Financial Statements

F-17 – F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets, including the schedules of investments, of Ameritrans Capital Corporation and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2009, and the financial highlights for each of the periods presented.  These consolidated financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 and the financial highlights for each of the periods presented, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP New York, New York September 25, 2009

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008

	2009	2008

Assets (Note 6)

Investments at fair value (cost of $28,769,396 and $60,431,182, respectively):
Non-controlled/non-affiliated investments	$ 25,080,451	$ 56,782,716
Non-controlled affiliated investments	711,000	1,424,264
Controlled affiliated investments	618,017	1,391,307

Net investments at fair value	26,409,468	59,598,287

Cash and cash equivalents	885,434	665,893
Accrued interest receivable	540,213	602,956
Assets acquired in satisfaction of loans	28,325	38,250
Furniture, equipment and leasehold improvements, net	130,217	156,125
Deferred loan costs, net	146,096	186,760
Prepaid expenses and other assets	146,403	733,197

Total assets	$ 28,286,156	$ 61,981,468

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

June 30, 2009 and 2008

	2009	2008
Liabilities and Stockholders’ Equity

Liabilities:
Debentures payable to SBA	$ 12,000,000	$ 12,000,000
Notes payable, banks	370,000	28,095,697
Note payable – related party	-	100,000
Accrued expenses and other liabilities	562,149	640,576
Accrued interest payable	210,165	262,528
Dividends payable	-	84,375

Total liabilities	$ 13,142,314	$ 41,183,176

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 15)	(29,166)	(40,921)
Stock options outstanding (Note 15)	191,040	141,668
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(7,327,949)	(2,895,992)
Net unrealized depreciation on investments	(2,359,928)	(1,076,308)
Total	15,213,842	20,868,292
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total stockholders’ equity	15,143,842	20,798,292

Total liabilities and stockholders’ equity	$ 28,286,156	$ 61,981,468

Net asset value per common share	$ 3.40	$ 5.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$ 3,023,497	$ 5,663,970	$ 4,960,257
Non-controlled affiliated investments	13,981	21,002	116,675
Controlled affiliated investments	67,776	234,652	141,238
	3,105,254	5,919,624	5,218,170
Fees and other income	239,070	340,653	582,117
Leasing income	-	-	76,383
Total investment income	3,344,324	6,260,277	5,876,670
Operating expenses:
Interest	1,090,074	2,357,504	2,117,675
Salaries and employee benefits	2,216,963	1,872,228	1,773,167
Occupancy costs	280,502	268,502	232,195
Professional fees	1,808,979	786,021	825,023
Directors fees and expenses	107,715	114,134	60,712
Other administrative expenses	770,126	908,408	971,379
Loss and impairments on assets acquired in satisfaction of loans, net	9,925	-	54,339
Total operating expenses	6,284,284	6,306,797	6,034,490
Net investment loss	(2,939,960)	(46,520)	(157,820)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(642,495)	(349,612)	456,402
Non-controlled affiliated investments	(604,693)	-	(145,307)
Controlled affiliated investments	8,315	555,041	-
	(1,238,873)	205,429	311,095
Net unrealized appreciation (depreciation) on investments	(1,283,620)	(696,480)	45,797
Net realized/unrealized gains (losses) on investments	(2,522,493)	(491,051)	356,892
Net increase (decrease) in net assets from operations	(5,462,453)	(537,571)	199,072
Distributions to preferred shareholders	(253,125)	(337,500)	(337,500)
Net decrease in net assets from operations available to common shareholders	$ (5,715,578)	$ (875,071)	$ (138,428)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,394,981	3,391,208
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$ (1.68)	$ (0.26)	$ (0.04)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007

Increase (decrease) in net assets from operations:
Net investment loss	$ (2,939,960)	$ (46,520)	$ (157,820)
Net realized gains (losses) from investments	(1,238,873)	205,429	311,095
Unrealized appreciation (depreciation) on investments	(1,283,620)	(696,480)	45,797

Net increase (decrease) in net assets resulting from operations	(5,462,453)	(537,571)	199,072

Shareholder distributions:
Distributions to preferred shareholders	(253,125)	(337,500)	(337,500)
Distributions to common shareholders	-	(67,912)	-

Capital share transactions:
Proceeds from stock options exercised	-	19,688	-
Stock options compensation expense	61,128	76,747	24,000

Net decrease in net assets resulting from capital shares transactions and shareholder distributions	(191,997)	(308,977)	(313,500)

Total decrease in net assets	(5,654,450)	(846,548)	(114,428)

Net assets:
Beginning of year	20,798,292	21,644,840	21,759,268

End of year	$ 15,143,842	$ 20,798,292	$ 21,644,840

Net assets per common	$ 11,543,842	$ 17,198,292	$ 18,044,840
Net assets per preferred	$ 3,600,000	$ 3,600,000	$ 3,600,000

Capital share activity:
Common shares issued upon exercise of stock options	-	4,375	-

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$ (5,462,453)	$ (537,571)	$ 199,072
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	70,986	76,631	108,084
Deferred compensation	61,128	76,747	24,000
Net realized (gains) losses on investments	1,238,873	(205,429)	(311,095)
Net unrealized (appreciation) depreciation on investments	1,283,620	696,480	(45,797)
Investments originated	(5,206,619)	(25,510,806)	(35,107,723)
Proceeds from principal receipts, sales, maturity of investments	35,872,945	27,801,835	26,650,579
Assets acquired in satisfaction of loans	9,925	17,780	180,950
Loss on write-down of assets acquired	-	-	51,270
Changes in operating assets and liabilities:
Accrued interest receivable	62,743	(6,403)	46,293
Prepaid expenses and other assets	586,794	(483,575)	(79,328)
Accrued expenses and other liabilities	(78,427)	208,999	(448,626)
Accrued interest payable	(52,363)	(39,063)	(65,874)
Dividends Payable	(84,375)	-	-
Total adjustments	33,765,230	2,633,196	(8,997,267)
Net cash provided by (used in) operating activities	28,302,777	2,095,625	(8,798,195)
Cash flows from investing activities:
Purchases of furniture and equipment	(4,414)	(8,599)	(14,534)
Net cash used in investing activities	(4,414)	(8,599)	(14,534)
Cash flows from financing activities:
Proceeds from stock options exercised	-	19,688	-
Proceeds from note payable, related parties	-	500,000	150,000
Repayment of note payable, related parties	(100,000)	(550,000)	-
Proceeds from notes payable, banks	3,130,000	22,103,197	16,305,000
Repayment of notes payable, banks	(30,855,697)	(23,340,000)	(7,900,000)
Dividends paid	(253,125)	(405,412)	(337,500)
Net cash provided by (used in) financing activities	(28,078,822)	(1,672,527)	8,217,500
Net increase (decrease) in cash and cash equivalents	219,541	414,499	(595,229)
Cash and cash equivalents:
Beginning of year	665,893	251,394	846,623
End of year	$ 885,434	$ 665,893	$ 251,394

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$ 1,142,437	$ 2,396,567	$ 2,244,866

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of proceeds of medallions sold and financed by the Company to loans receivable	$ -	$ -	$ 2,096,608

Stock options granted	$ 49,372	$ 23,193	$ 118,475

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS

June 30, 2009

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (2.36%)(5)		$ 26,173	$ 26,173	$ 26,173
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate

Chicago Taxicab Medallions	3 Medallion Loans 7.83% Weighted Average Rate	84,309	84,309	84,309

Florida Taxicab	2 Medallion Loans 9.34% Weighted Average Rate	252,129	252,129	246,218
			362,611	356,700
Commercial Loans Receivable (74.57%)(5)

A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	75,050	75,050	75,050
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,499	16,499	-
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	24,454	24,454	24,454
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,072	3,072	3,072
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	19,262	19,262	19,262
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	665	665	665
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,185	12,185	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	53,237	53,237	53,237
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	98,481	98,481	98,481
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc. (7) Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	54,616	54,616	54,616
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	437,230	437,230	437,230
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	173,140	173,140	173,140
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,939,947	1,939,947	1,939,947
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	331,473	331,473	331,473
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	632,414	632,414	632,414
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,561	155,561	155,561
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,713,280	1,713,280	1,463,280
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance(7)	Collateralized Business Loan 11%, no maturity	43,488	43,488	43,488
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance(7)	Collateralized Business Loan 11%, no maturity	12,424	12,424	12,424
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	202,736	202,736	90,750
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	38,731	38,731	23,260
Natural Person (7) Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	470,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	285,956	285,956	285,956
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 3.25%, due 10/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
PWT Holdings Inc Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	508,159	508,159	508,159
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.9%, due 9/13	352,922	352,922	352,922
Other Miscellaneous Loans (6)		159,143	159,143	138,148

	Total Commercial Loans		12,094,430	11,293,132
Corporate Loans Receivable (80.52%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,035,447	2,035,447	2,035,447
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	1,697,130	1,697,130	1,697,130
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,845,791	1,845,791	1,935,172
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	1,356,931	1,356,931	1,384,913
Learning Care Group Inc Private Education	Term Loan, First Lien 8.4%, due 6/15	955,556	955,556	990,000
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.9%, due 8/15	1,448,715	1,448,715	1,488,751
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,244,210	1,244,210	1,251,051
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	911,224	911,224	911,224
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	512,935	512,935	499,567
	Total Corporate Loans		12,007,939	12,193,255

	Total loans receivable		24,464,980	23,843,087
Life Insurance Settlement Contracts (11.65%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	7 life insurance policies, aggregate face value of $30,750,000		2,859,489	1,764,081
Equity Investments (5.30%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	-
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	27,558
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	7,480
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,066
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500

	Total equity investments		1,444,927	802,300
	Total investments		$ 28,769,396	$ 26,409,468

(1)Unless otherwise noted, all investments are pledged as collateral for the Notes payable, banks (see Note 6 to the consolidated financial statements).

(2)As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of June 30, 2009, we own 5% or more of the portfolio company’s outstanding voting securities.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS (Continued)

June 30, 2008

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (143.4%)(5)
Boston Taxicab Medallion Portfolio	26 Medallion Loans 8.19% Weighted Average Rate	$ 4,557,009	$ 4,557,009	$ 4,597,158

Chicago Taxicab Medallions	193 Medallion Loans 7.83% Weighted Average Rate	17,239,802	17,239,802	17,391,690

Florida Taxicab	75 Medallion Loans 9.34% Weighted Average Rate	7,812,514	7,812,514	7,881,494
			29,609,325	29,870,342
Commercial Loans Receivable (66.7%)(5)
Across the Town Chicago Taxicab Operations	Collateralized Business Loan 8.0%, due 6/15	15,038	15,038	15,038
Jade R. Inc. d/b/a Eagle Cleaner Laundromat	Collateralized Business Loan 9.5%, due 7/03	3,974	3,974	3,974
1519 Avenue J. Laundromat (7) Laundromat	Collateralized Business Loan 12.5%, due 9/01	63,123	63,123	63,123
A Lot of Cars LLC(7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	110,050	110,050	75,500
Hi-Tech Laundromat Inc. Laundromat	Collateralized Business Loan 11.0%, due 11/08	134,410	134,410	134,410
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	17,569	17,569	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
Lucky Coin Laundry Inc. Laundromat	Collateralized Business Loan 8.0%, due 9/11	99,080	99,080	99,080
AKBA International Inc. Retail Food Service	Collateralized Business Loan 11.25%, due 5/09	7,563	7,563	7,563
6717 Laundromat & Dry Cleaning Laundromat	Collateralized Business Loan 11.0%, due 4/11	249,339	249,339	249,339
Colgate Dry Cleaners Corp. Dry Cleaners	Collateralized Business Loan 10.5%, due 1/09	2,917	2,917	2,917
Geronimo ATM Fund LLC(7) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	30,000
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	34,370	34,370	34,370
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	4,290	4,290	4,290
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	28,426	28,426	28,426
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	8,191	8,191	8,191
Whiter Than Snow Laundry, Inc. Laundromat	Collateralized Business Loan 9.0%, due 12/12	64,912	64,912	-
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	19,027	19,027	19,027
Vivas & Associates, Inc. (7) Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,385	12,385	6,385
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	79,401	79,401	79,401
Cooper Ave. Wash, Inc. Laundromat	Business Loan 10.0%, due 3/12	305,333	305,333	305,333
Best Choice Dry Cleaners Dry Cleaners	Collateralized Business Loan 11.0%, due 5/10	14,375	14,375	14,375
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	205,382	205,382	205,382
JNJ Associates Inc. Laundromat	Collateralized Business Loan 7.5%, due 6/12	73,913	73,913	50,000
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
MGM/Clean-Rite Laundromat Laundromat	Subordinate Real Estate Mortgage 14.0%, due 10/07	44,624	44,624	44,624
Elite Limousine Plus Inc. Black Car Service	Collateralized Business Loan 11.0%, due 7/08	318,270	318,270	318,270
Scotto Pizza of Woodbridge Inc. Retail Food Service	Collateralized Business Loan 12.75%, due 3/09	5,569	5,569	5,569
Mi Tren Greenlawn, Inc. Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	91,606	91,606	91,606
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	880,791	880,791	880,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	770,840	770,840	770,840
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	435,032	435,032	435,032
Sealmax, Inc. Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	304,682	304,682	304,682
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,989,638	1,989,638	1,989,638
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	381,316	381,316	381,316
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	686,666	686,666	686,666
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,815	155,815	155,815
Conklin Services & Construction Inc. Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,718,219	1,718,219	1,718,219
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	218,986	218,986	107,000
J. JG. Associates, Inc. Consumer Receivable Collections	Senior Loan no stated rate, no maturity	39,071	39,071	23,600
Ogden Avenue CH, LLC Real Estate Development	Collateralized Business Loan 11.0%, due 12/10	387,794	387,794	387,794
Soha Terrace II LLC Real Estate Development	Senior Real Estate Mortgage 12.0%, due 4/08	62,500	62,500	62,500
Natural Person Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	665,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	388,440	388,440	388,440
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	143,752	143,752	143,752
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	200,000	200,000	200,000
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 7/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Puretech Enterprises LLC(3) Water Cooler Distributor	Collateralized Business Loan 12.5%, due 9/10	200,000	200,000	200,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
Other Miscellaneous Loans (6)		184,698	184,698	184,698
	Total Commercial Loans		14,244,545	13,833,085
Corporate Loans Receivable (55.3%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,000,000	2,000,000	2,000,000
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	2,000,000	1,900,000	1,900,000
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,876,667	1,775,143	1,775,143
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	2,061,224	2,025,033	1,954,157
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,985,000	1,976,159	1,976,159
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	1,000,000	1,000,000	1,000,000
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	944,862	902,511	902,511
	Total Corporate Loans		11,578,846	11,507,970

	Total loans receivable		55,432,716	55,211,397
Life Insurance Settlement Contracts (13.7%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	8 life insurance policies, aggregate face value of $40,750,000		2,842,458	2,842,458
Equity Investments (7.4%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	34,822
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	4,395
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	35,841
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	12,345
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	40,408
Brickman Real Estate Fund II LLP Real Estate Acquisition & Management	Limited Partnership Interest		225,001	238,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		100,000	100,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Western Pottery LLC(2) Ceramic Sanitaryware Distributor	21.8% LLC Interest		467,080	307,297
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	20,813
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500
Puretech Enterprises LLC(3) Water Cooler Distributor	40% Equity Interest		25,000	33,315
	Total equity investments		2,156,008	1,544,432
	Total investments		$ 60,431,182	$ 59,598,287

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009, 2008 and 2007

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“ECC”), Elk and Elk’s wholly owned subsidiaries, EAF Holding Corporation (“EAF”), EAF Leasing LLC, EAF Leasing II LLC, and EAF Leasing III LLC.  All significant inter-company transactions have been eliminated in consolidation.

ECC is a wholly-owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.  Since July 2009, ECC has owned certain real estate acquired by the Company in satisfaction of foreclosures.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At June 30, 2009, EAF was not operating any assets acquired in satisfaction of defaulted loans by Elk.

EAF Leasing LLC began operations in October 2003 and owned, leased, and resold taxi medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing II LLC began operations in October 2003 and owned, leased, and resold taxi medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing II LLC was voluntarily liquidated and dissolved on July 17, 2007.

EAF Leasing III LLC began operations in January 2004 and owned, leased, and resold taxi medallions acquired in satisfaction of foreclosures by Elk.  EAF Leasing III LLC was voluntarily liquidated and dissolved on April 10, 2007.

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

Loans are considered “non –performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the fair value of the loan will be reduced to reflect such amounts .

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

The Company records the investment in life insurance policies at the Company’s estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments, and anticipated death benefits. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors.

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Effective July 1, 2008, the Company adopted SFAS 157, which expands the application of fair value accounting for investments (see Note 3).

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents.  The Company maintains its cash balances with various banks with high quality ratings.  However, at times balances may exceed federally insured limits.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2008/2009, the Company intends to make the required distributions to its stockholders, therefore, no provision for federal income taxes has been provided.

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

Deferred Loan Costs and Fees

Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2009, 2008 and 2007 was $40,664, $41,114 and $41,004, respectively.  At June 30, 2009 and 2008, deferred loan costs and commitment fees amounted to $146,096 and $186,760, net of accumulated amortization of $273,904 and $233,240, respectively.

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

Recently Issued Accounting Standards

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

2.  Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans consist of the following as of June 30, 2009 and 2008:

	Real Estate	Other	Total

Balance—June 30, 2007	$ 17,780	$ 38,250	$ 56,030
Proceeds	(17,780)	-	(17,780)

Balance—June 30, 2008	-	38,250	38,250
Write-offs	-	(9,925)	(9,925)

Balance—June 30, 2009	$ -	$ 28,325	$ 28,325

3.  Investments

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $4,952,769 and $2,850,939 as of June 30, 2009 and June 30, 2008, respectively.  These loans are either fully or substantially collateralized and are usually personally guaranteed by the debtor.  Included in the total non-performing loans is $3,249,070 and $175,008 at June 30, 2009 and June 30, 2008, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated collateral value.  The following table sets forth certain information regarding performing and non-performing loans as of June 30, 2009 and June 30, 2008:

	2009	2008

Loans receivable	$ 23,843,087	$ 55,211,397
Performing loans	18,890,318	52,360,458

Nonperforming loans	4,952,769	$ 2,850,939

Nonperforming loans: Accrual	1,703,699	$ 2,675,931
Nonaccrual	3,249,070	175,008

	$ 4,952,769	$ 2,850,939

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit. (see Note 6)

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

As of June 30, 2009, the Company’s loan portfolio had decreased by approximately $31,368,310 or 57% from $55,211,937 at June 30, 2008.  This was primarily due to the sale of substantially all of the Company’s taxicab medallion portfolio, partially offset by a small increase in corporate loans.  As such, the Company expects significantly lower interest income until new loans are added to the portfolio.

As of June 30, 2009, the Company has accrued approximately $150,000 in professional fees, based on an agreement previously approved by shareholders which it anticipates will be paid upon execution of an amended investment advisory agreement to be submitted to shareholders for approval.

Investments by Industry

Investments by industry consist of the following as of June 30, 2009 and 2008:

	Percentage of Portfolio at
	June 30, 2009	June 30, 2008

Assisted Living Facilities	3.4%	1.5%
Boston Taxicab Medallions	0.1%	7.7%
Broadcasting/Telecommunications	7.3%	3.3%
Chicago Taxicab Medallions	0.3%	29.2%
Commercial Construction	11.6%	7.6%
Construction and Predevelopment	6.5%	1.9%
Debt Collection	2.0%	1.1%
Education	3.7%	-
Gaming	5.2%	3.3%
Gasoline Distribution	2.4%	1.2%
Laundromat	1.3%	1.7%
Life Insurance Settlement	6.7%	4.8%
Manufacturing	15.5%	4.9%
Miami Taxicab Medallions	0.9%	13.2%
Office Water Systems	1.9%	1.1%
Printing/Publishing	7.3%	3.0%
Processing Control Instruments	6.6%	4.8%
Residential Mortgages	1.8%	1.1%
Restaurant/Food Service	9.5%	5.7%
Sanitaryware Distributor	4.4%	0.9%
Industries less than 1%	1.6%	2.0%
TOTAL	100.0%	100.0%

Life Settlement Contracts

In September 2006, the Company entered into an agreement with an unaffiliated entity to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from the unaffiliated entity a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis, but the Company is not presently accruing such interest.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the agreement.

As of June 30, 2009, the carrying value of amounts invested was $1,764,081, which represents the fair value paid to cover first year and any subsequent period premiums for seven (7) life insurance policies with an aggregate face value of $30,750,000, net of fair value adjustments made to date.  Premiums on the policies must be paid by either the Company or the unaffiliated entity, until the policies are sold in order to keep the policies in full force.  As of June 30, 2009, the unaffiliated entity had paid the premiums on the policies in the aggregate amount of $513,903, which was the unaffiliated entity’s principal carrying value.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s beneficiary, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the agreement.  The terms of the agreement with the third party presently entitles the Company to sell the policies at any time, in its sole discretion, provided however, that in order to effectuate any such sales the Company may need to obtain additional documentation from the insured or the record owner(s) of each policy.  Since September 11, 2008, the unaffiliated entity made certain of the life insurance premium payments voluntarily amounting to a total of $513,903, however, the Company no longer expects the unaffiliated entity to make such payments on any of the policies for the life expectancy of the insured. The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insurers, are as follows:

Year Ending June 30	Policy Premiums

2010	$ 1,368,000
2011	1,368,000
2012	1,368,000
2013	1,368,000
2014	1,368,000
Thereafter	5,763,000

$ 12,603,000

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

Medallions

During the year ended June 30, 2004, Elk transferred City of Chicago taxicab medallions obtained from defaulted and foreclosed loans to certain newly formed wholly owned subsidiaries.  The subsidiaries borrowed funds in the amount of $2,282,201 from Elk to complete the purchases of the medallions and gained title by paying related transfer fees and satisfying outstanding liens with Elk and the City of Chicago.  All medallions were sold by these subsidiaries and these loans were all paid in full by June 30, 2007.

The subsidiaries previously leased the medallions to taxicab operators or companies in the Chicago market under weekly and long-term operating lease terms.  By the close of fiscal year ended June 30, 2006, there were no leases to individuals in effect and all medallions previously leased to individual operators were sold.  The long-term medallion leases were with taxicab companies, which were to expire at various dates between January 31, 2008 and December 31, 2008, and could be canceled by either party with forty-five days advance written notice.

During the year ended June 30, 2006, ten (10) medallions with a carrying value of $575,000 were sold at a price of $57,500 per medallion.  As part of the purchase contract, Elk agreed to finance the purchaser for the entire purchase price plus applicable transfer taxes for a period of 8 years with a balloon principal payment at the maturity date.  During the first year of the loan, the interest rate was one percent (1) per annum.  Thereafter, beginning in the second year the interest rate increased to 1.5% above the prime rate of interest adjusted each time the prime rate changes.  No gain or loss was recognized on the sales of the medallions.

Leasing income under all remaining medallion and taxicab leases for the year ended June 30, 2007, was $76,383.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  The following table presents fair value measurements of investments as of June 30, 2009:

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009, 2008 and 2007

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$26,409,468	$9,066	$ -	$26,400,402

The following table presents changes in investments that use Level 3 inputs for the year ended June 30, 2009:

Year Ended June 30, 2009
Balance as of June 30, 2008	$ 59,577,474
Net unrealized losses	(1,283,620)
Net purchases, sales or redemptions	(31,893,452)
Net transfers in and/or out of Level 3	-
Balance as of June 30, 2009	$ 26,400,402

As of June 30, 2009, the net unrealized loss on the investments that use Level 3 inputs was $2,001,967.

4.  Furniture, Equipment and Leasehold Improvements

Major classes of furniture, equipment and leasehold improvements as of June 30, 2009 and 2008 are as follows:

	2009	2008	Estimated Useful Lives

Furniture and fixtures	$ 77,293	$ 76,774	7 years
Office equipment	372,460	368,566	3–5 years
Leasehold improvements	175,634	175,633	Life of lease
	625,387	620,973
Less accumulated depreciation and amortization	495,170	464,848

	$ 130,217	$ 156,125

Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 was $30,322, $35,517 and $67,081, respectively.

5.  Debentures Payable to SBA

At June 30, 2009 and 2008 subordinated debentures payable to the SBA with interest payable semiannually, consisted of the following:

Issue Date	Due Date	% Interest Rate	June 30, 2009 and 2008	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 113,488
December 2002	March 2013	4.63 (1)	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	97,227

			$ 12,000,000	$ 624,895

(1)

Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

6.  Notes Payable

Banks

At June 30, 2008, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 of which $28,095,697 was outstanding under these lines.  The lines bore interest at the lower of either the reserve adjusted LIBOR rate plus 1.5% or the banks’ prime rates minus 0.50%.  The bank lines were scheduled to mature on or about October 30, 2008.  On October 29, 2008, following the closing of the sale of substantially all of the taxi medallion loan portfolio (see Note 3) the Company paid the banks in full all principal and accrued interest due on the three lines.

At June 30, 2009, the Company had credit lines with two (2) banks for lines of credit aggregating $472,000 of which $370,000 was outstanding under these lines. The weighted average interest rate on the outstanding bank debt at June 30, 2009 was approximately 4.38% which represents an interest rate of 1% above the prime rate of interest designated by each bank. Any outstanding indebtedness pursuant to these credit lines was due and payable on or before October 31, 2009.

On April 28, 2009, the Company repaid the entire principal balance in the amount of $228,000 on one of its banks lines, and extended the credit lines with the other two (2) banks.  On April 30, 2009, the Company extended until October 31, 2009, one credit line with a principal balance of $352,000 with an annual interest rate floor of 4.50%. In connection with such extension, the Company purchased a Certificate of Deposit for $250,000 for thirty (30) days and pledged such Certificate of Deposit as additional collateral.  The Company reduced said balance to $250,000 by May 30, 2009. On April 29, 2009, the Company extended until July 1, 2009, and on July 1, 2009 the Company extended to November 2, 2009 the outstanding balance on the other credit line in the amount of $120,000, at an annual interest rate of 4.10%.  In connection with such extension, the Company purchased a Certificate of Deposit for $120,000 which matures on October 31, 2009, and pledged such Certificate of Deposit as additional collateral.

It is not presently contemplated that the Company will request to continue any lines of credit thereafter with its existing banks.  Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “borrowing base” which is submitted for review to the SBA and the banks for periodic review.  The Company was in compliance with the terms and conditions of the “borrowing base” at June 30, 2009.

Related Party Loans

In July 2007, the Company received three loans totaling $500,000 from three related parties to facilitate the funding of new loans receivable.  The loan principal was due and payable within 30 days of demand and bore interest at a rate of 10% per annum.  Payments of interest only were due and payable on the first of each month.  At June 30, 2009 there were no loans to related parties outstanding.  For the years ended June 30, 2009 and 2008, interest paid on the loans was $2,689 and $28,463, respectively.  Also see Note 12 for other related party transactions.

7.  Preferred Stock

Ameritrans had 1,000,000 shares of “blank check” preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  On March 18, 2008, the Company filed an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized preferred stock from 1,000,000 to 10,000,000 shares.  The remaining 9,500,000 and 500,000 shares, respectively, of these “blank check” preferred shares were unissued at June 30, 2009 and 2008.

As part of the April 2002 stock offering (see Note 9) Ameritrans issued 300,000 shares of 9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value.  Since April 2007, these preferred shares are redeemable at the option of the Company at face value without any premium.

As of June 30, 2009, dividends not declared, and in arrears, were $84,375 (see Note 10).

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

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans Common Stock, which had previously been pledged by the borrower as collateral.  At June 30, 2009 and 2008 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

9.  Stock Offerings

In, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of  Preferred Stock, and one redeemable warrant entitling the holder to purchase one share of Common Stock at an exercise price of $6.70.  None of the warrants were exercised prior to their expiration in April, 2007.  The underwriter also obtained the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of Common Stock, one share of Preferred Stock, and one redeemable common share warrant exercisable at $8.40 per share.  These units were exercisable over a five-year period which commenced April 18, 2004.  To date, the underwriter has not exercised the right to purchase these units and the right to purchase such units expired on April 18, 2009.

In March, 2006, the Company closed on the sale of 1,355,608 shares of Common Stock of the Company and 338,902 warrants to purchase shares of Common Stock (“Private Offering Warrants”) for aggregate gross proceeds totaling $7,930,310 ($7,250,407 net of expenses).  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share.  The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  The Common Stock and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005, of which various closings took place throughout December 2005 and January, February and March of 2006.

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

10.  Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock in each of the years ended June 30, 2009, 2008 and 2007:

	For the year ended June 30, 2009:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$ 0.28125	$ 84,375	10/09/08	10/09/08	10/15/08
Second quarter	0.28125	84,375	12/31/08	12/31/08	01/15/09
Third quarter	0.28125	84,375	03/20/09	03/31/09	04/15/09
Fourth quarter	Not Declared
	$ 0.84375	$ 253,125

	For the year ended June 30, 2008:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$ 0.28125	$ 84,375	09/17/2007	09/28/2007	10/15/2007
Second quarter	0.28125	84,375	12/17/2007	12/28/2007	01/15/2008
Third quarter	0.28125	84,375	03/18/2008	03/31/2008	04/15/2008
Fourth quarter	0.28125	84,375	06/19/2008	06/30/2008	07/15/2008
	$ 1.1250	$ 337,500
Common Stock:
First quarter	$ 0.01	$ 33,956	11/7/2007	11/19/2007	12/12/2007
Second quarter	0.01	33,956	02/13/2008	02/25/2008	03/12/2008
	$ 0.02	$ 67,912
		$ 405,412

	For the year ended June 30, 2007:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$ 0.28125	$ 84,375	09/19/06	09/29/06	10/16/06
Second quarter	0.28125	84,375	12/19/06	12/29/06	01/15/07
Third quarter	0.28125	84,375	03/20/07	03/30/07	04/16/07
Fourth quarter	0.28125	84,375	06/19/07	06/29/07	07/16/07
	$ 1.1250	$ 337,500

The table below shows the tax character of distributions for tax reporting purposes.

	For the years ended June 30,
	2009	2008	2007

Dividends paid from:
Ordinary income	$ -	$ 241,981	$ 199,794
Capital gains	-	-	-
Return of capital	253,125	163,431	137,706

Total dividends	$ 253,125	$ 405,412	$ 337,500

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

Loans Receivable and Life Settlement Contracts

•

Loans receivable and life settlement contracts are recorded at their estimated fair value (see Note 3).

Investment Securities

•

The estimated fair value of publicly traded equity securities is based on quoted market prices and privately held equity securities are recorded at their estimated fair value (see Note 3).

Debt

•

The carrying value of the bank debt is a reasonable estimate of fair value as the interest rates are variable, based on prevailing market rates.

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2009 and 2008 were approximately $11,844,000 and $11,308,000, respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

Other

•

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

12.  Related Party Transactions

The Company paid legal expenses of approximately $30,000, $60,000 and $108,000 to a law firm related to the Chairman and other officers and directors of the Company (the “Law Firm”) for the years ended June 30, 2009, 2008 and 2007, respectively.

In December, 2003, the Company entered into a sublease agreement with the Law Firm.  Pursuant to the sublease, the Company occupies approximately 3,500 square feet of office space in New York.  This sublease, as amended, expires April 2014.  Starting in February, 2007 the Company increased the amount of space it was utilizing and as a result, the Company’s rent share for the year ended June 30, 2009 was approximately $12,271 per month, subject to periodic escalations and annual increases as per the master lease agreement between the landlord and the Law Firm.  Commencing July 1, 2009 the Company’s rent share is $13,139 per month subject to periodic escalations and annual increases as per the master lease agreement between the Landlord and the Law Firm.  The Company is committed to the minimum utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the Law Firm.  In the event that more space is utilized, the percentage of the total space allocated to the Company will be increased in accordance with the terms of the sublease.  An additional office was rented in May 2008 on a month-to-month basis to accommodate certain short-term needs of the Company at a rental rate of $2,500 per month.  Usage of additional space was cancelled as of December 31, 2008.

The Company agreed to indemnify the Law Firm from any cost and expense under the terms of its Master Lease Agreement for additional expense associated with certain additional space leased at the Company’s request, in the event the Law Firm is not able to sublease the individual offices until such time as the Company might need to utilize that space.  Until the Company utilizes the additional space, the Law Firm sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse the Law Firm for the rent applicable to such vacant space.  During the years ended June 30, 2009, 2008 and 2007 no amounts were paid relating to this space.  Rent expense under the lease amounted to $166,429, $151,165 and $123,261 for the years ended June 30, 2009, 2008 and 2007, respectively.

In addition, the Company is also obligated to pay for certain overhead expense as noted in the above lease agreement.  During January, 2007 the overhead cost payments increased to $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $64,286, $68,598 and $62,142 for the years ended June 30, 2009, 2008 and 2007, respectively.

In July, 2003, the Company entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer and director of the Company has a financial interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months’ notice.  Rent expense under the lease amounted to $49,787, $48,739 and $46,792 for the years ended June 30, 2009, 2008 and 2007 respectively.

Total occupancy costs under the above leases and overhead cost reimbursement agreements amounted to $280,502, $268,502 and $232,195 for the years ended June 30, 2009, 2008 and 2007, respectively.

The future minimum rental and overhead payments for each of the next five years are as follows:

Year Ending June 30	Rent	Overhead	Total Occupancy
2010	$ 188,422	$ 42,000	$ 230,422
2011	191,735	42,000	233,735
2012	193,761	42,000	235,761
2013	195,868	42,000	237,868
2014	117,577	35,000	152,577

	$ 887,363	$ 203,000	$ 1,090,363

The Company entered into an at-will consulting arrangement with an individual who is considered a related person of the Company.  An aggregate of $5,500 during the fiscal year ended June 30, 2008 for such consulting services.  The consulting arrangement was terminated as of June 30, 2008.

The Company utilized a relative of an officer of the Company to perform part-time administrative services.  This individual is paid per hour for administrative work he performs for the Company.  For the fiscal years ending June 30, 2009, 2008 and 2007, he was paid an aggregate of $9,085, $15,926 and $6,626, respectively.  Such person did not perform any service nor was he compensated since October 24, 2008.

In October, 2007 the Company paid $3,000 to an individual who is considered a related person of the Company, for consulting services relating to the review of the Company’s medical insurance plan.

The Company pays printing fees to a company partially owned by an officer of the Company.  An aggregate of $8,760 and $8,609 was paid for the services during the fiscal years ended June 30, 2009 and 2008, respectively.

Also see Note 6 for related party loan transactions.

13.  Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction expiring October 14, 2008 provides for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the differences in rates.  For the years ended June 30, 2009, 2008 and 2007, Elk incurred additional net interest expense (benefit) of $32,972, $12,036 and $(64,151), respectively, due to the fluctuation of interest rates under these agreements.  As of June 30, 2009, the Company had no interest swaps outstanding.

Employment Agreements

The Company has entered into employment agreements with six executives of the Company for various terms expiring through June, 2013, including a provision for a two year consulting agreement for one of the executives.  Certain agreements also provide for minimum bonuses.  The table below summarizes the minimum payments due under employment agreements, including minimum bonuses and the extended term for consulting services:

Year ending June 30,	Amount

2010	$ 1,125,211
2011	734,422
2012	313,929
2013	159,000

$ 2,332,562

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

14.  Defined Contribution Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the years ended June 30, 2009, 2008 and 2007, contributions amounted to $171,020, $125,523 and $159,117, respectively.

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

The 1999 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.  By adopting the 1999 Employee Plan, the Board believes that the Company will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of June 30, 2009, options to purchase an aggregate of 291,850 shares of Common Stock outstanding with 271,850 fully vested and 8,150 shares of common stock were available for future award under the 1999 Employee Plan.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board (the Committee), which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Upon effectiveness of the Investment Management and Advisory Agreement with Velocity the Company will terminate the 1999 Employee Plan.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of June 30, 2009, options to purchase an aggregate of 75,000 shares were issued and outstanding with 49,462 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Upon effectiveness of the Investment Management and Advisory Agreement with Velocity the Company will terminate the Director Plan.

Options Granted and Canceled

On October 10, 2008, the Board of Directors, upon the recommendation of the 1999 Employee Plan Committee, granted certain employee options to purchase up to an aggregate of 133,000 shares of common stock of the Company’s exercisable at $2.36 per share which vested immediately on date of grant. On May 6, 2009, options to purchase up to 25,538 Shares at $1.78 per share were issued to a Director and on May 6, 2010 will become fully vested.

After adoption of SFAS 123(R) (see Note 1), the fair value of the options granted amounted to $191,040 at June 30, 2009 and $141,668 at June 30, 2008, which is reflected as stock options outstanding in the accompanying consolidated balance sheets.  Compensation expense related to options vested for the years ended June 30, 2009, 2008 and 2007 was $61,128, $76,747, and $24,000, respectively. As of June 30, 2009, total deferred compensation related to unvested options was $29,175, which is expected to be recognized over a period of approximately one year.

A summary of both of the Stock Option Plans’ transactions in fiscal periods 2009, 2008 and 2007 is as follows:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2006	104,537	$ 5.30

Granted	99,574	$ 5.25
Canceled	(10,020)	$ 4.99
Expired	-	-
Exercised	-	-

Options outstanding at June 30, 2007	194,091	$ 5.29

Granted	33,888	$ 4.13
Canceled	(10,917)	$ 4.58
Expired	(4,375)	$ 5.56
Exercised	(4,375)	$ 4.50

Options outstanding at June 30, 2008	208,312	$ 5.14

Granted	158,538	$ 2.27
Canceled	-	-
Expired	-	-
Exercised	-	-

Options outstanding at June 30, 2009	366,850	$ 3.90

The following table summarizes information about the stock options outstanding under the Company’s option plans as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price

$ 4.50-$ 4.95	29,425	0.33 years	$ 4.70	29,425	$ 4.70
$ 5.56-$ 6.12	29,425	1.50 years	$ 5.81	29,425	$ 5.81
$ 3.60	13,888	3.89 years	$ 3.60	13,888	$ 3.60
$ 6.25	16,000	0.54 years	$ 6.25	16,000	$ 6.25
$ 5.28	80,000	3.91 years	$ 5.28	60,000	$ 5.28
$ 5.30	9,433	2.48 years	$ 5.30	9,433	$ 5.30
$ 4.50	20,000	3.28 years	$ 4.50	20,000	$ 4.50
$ 4.93	10,141	2.86 years	$ 4.93	10,141	$ 4.93
$ 2.36	133,000	4.28 years	$ 2.36	133,000	$ 2.36
$ 1.78	25,538	4.85 years	$ 1.78	-	$ 1.78

$ 1.78-$ 6.25	366,850	3.38 years	$ 3.90	321,312	$ 3.90

The fair market value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007

Risk-free rate	2.04%	3.09%	5.00%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	.08	.08	.07
Average life	5 years	5 years	5 years

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

16. Subsequent Events

The Company has evaluated subsequent events that have occurred through September 25, 2009, the date of financial statements issuance.

On September 17, 2009, the Company completed the sale of a parcel of real estate that it had foreclosed upon located in Northern, California.  The parcel was sold for a price of $500,000 less $33,403 of selling expense which included the payment of unpaid real estate taxes, which resulted in net sale proceeds to the Company of $466,597.  The Company had previously reduced its carrying value on this parcel as of March 31, 2009 to $600,000 and a portion of the accrued interest in the amount of $33,250 was written off as of March 31, 2009.  At June 30, 2009 in anticipation of the actual sales price that could be obtained through negotiations to sell the parcel, the Company further reduced its carrying value to $470,000 and the remaining balance of accrued interest in the amount of $59,835 was also charged off at June 30, 2009.

During July 2009, the Company sold its remaining interest in the loan with Test Center LLC which had an unpaid principal balance of $512,936 for proceeds of $499,577 which was below the Company’s carrying value.   As such, the Company took a charge for the difference of $13,359 at June 30, 2009 in anticipation of the loss of $13,359 resulting from the sale.

17.  Financial Highlights

	Years Ended June 30,
	2009	2008	2007

Net share data
Net asset value at the beginning of the year	$ 5.06	$ 5.32	$ 5.36
Net investment loss	(0.86)	(0.01)	(0.05)
Net realized and unrealized gains (losses) on investments	(0.73)	(0.14)	0.11
Net increase (decrease) in net assets from operations	(1.59)	(0.15)	0.06
Net change in net assets from capital share transactions	-	0.01	-
Distributions to stockholders (4)	(0.07)	(0.12)	(0.10)
Total decrease in net asset value	$ (1.66)	(0.26)	(0.04)
Net asset value at the end of the year	$ 3.40	$ 5.06	$ 5.32
Per share market value at beginning of year	$ 3.01	$ 5.21	$ 5.07
Per share market value at end of year	1.63	$ 3.01	5.21
Total return (1)	(43.5%)	(39.9%)	4.7%
Ratios/supplemental data
Average net assets (2) (in 000’s)	$ 14,371	$ 17,622	$ 18,102
Total expense ratio (3)	43.7%	35.8%	34.8%
Net investment loss to average net assets	(20.5%)	(0.26%)	(0.9%)

 (1)

Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(2)

Average net assets excludes capital from preferred stock.

(3)

Total expense ratio represents total expenses divided by average net assets.

(4)

Amount represents total dividends on both common and preferred stock divided by weighted average shares.

18.  Quarterly Financial Data (Unaudited)

For the year ended June 30, 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$ 1,459,461	$ 970,744	$ 655,377	$ 258,742
Net investment loss	$ (298,833)	$ (756,741)	$ (619,056)	$ (1,265,330)
Net decrease in net assets from operations	$ (478,606)	$ (1,307,397)	$ (769,550)	$ (2,906,900)
Net decrease in net assets from operations per common share:
Basic and diluted	$ (0.17)	$ (0.41)	$ (0.25)	$ (0.85)

For the year ended June 30, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$ 1,641,418	$ 1,611,470	$ 1,583,108	$ 1,424,281
Net investment income (loss)	$ 123,525	$ 28,080	$ 2,886	$ (201,011)
Net increase (decrease) in net assets from operations	$ 3,917	$ (225,397)	$ (4,215)	$ (311,876)
Net increase (decrease) in net assets from operations per common share:
Basic and diluted	$ (0.02)	$ (0.09)	$ (0.03)	$ (0.12)