Form 10-K/A
period 2009-06-30
AMERITRANS CAPITAL CORP
filed 2009-10-28
CIK 1064015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  814-00193

AMERITRANS CAPITAL CORPORATION
 (Exact Name of Registrant as specified in its Charter)

Delaware	52-2102424
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

747 Third Avenue, 4th Floor, New York, New York 10017	10017
(Address of Principal Executive Offices)	(Zip code)
Registrants’ telephone number, including area code:   (212) 355-2449

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
9 3/8% Cumulative Participating Redeemable Preferred Stock (face value $12.00)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 28, 2009, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III of Form 10-K is no longer being incorporated by reference to the Proxy Statement relating to the Company's 2009 Annual Meeting of Shareholders. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original September 28, 2009 filing date of our Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of Ameritrans:

Name	Address	Position
Interested Directors
Michael Feinsod	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Chief Executive Officer, President, Chief Compliance Officer and Director
Gary C. Granoff	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Chief Financial Officer, Managing Director and Chairman of the Board of Directors
Murray Indick	200 High Street, Suite 700 Boston MA 02110	Director
Ellen M. Walker	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Executive Vice President and Director
Disinterested Directors
Steven Etra	55-25 58th Street Maspeth, New York	Director
Ivan Wolpert	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Director
John R. Laird	481 Canoe Hill Road New Canaan, Connecticut	Director
Howard F. Sommer	139 East 63rd Street New York, New York 10021	Director
Peter Boockvar	c/o Miller Tabak + Co 331 Madison Avenue New York, NY 10017	Director
Officers/Interested Persons
Silvia M. Mullens	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Senior Vice President
Margaret Chance	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Vice President and Secretary
Lee Forlenza	c/o Ameritrans Capital Corporation 747 Third Avenue New York, New York 10017	Senior Vice President

Biographical information concerning the Company’s directors and officers is set forth below.

Interested Directors

Michael Feinsod, age 38, has been a director of the Company since December 2005, President since November, 2006, Chief Compliance Officer since July 2008 and Chief Executive Officer since October 10, 2008.  Since 1999, Mr. Feinsod has been a managing member of Infinity Capital, LLC, an investment management company. Prior to founding Infinity Capital, LLC, Mr. Feinsod worked as an analyst and portfolio manager for Mark Boyar & Company, Inc.  Mr. Feinsod is a member of the board of directors of  The Kingstone Companies, Inc.  Mr. Feinsod is admitted to practice law in New York and was an associate in the corporate law department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997.  Mr. Feinsod holds a BA from The George Washington University and a JD from Fordham University School of Law.

Gary C. Granoff, age 61, has been Chairman of the Board of Ameritrans since its formation and of our wholly-owned subsidiary, Elk Associate Funding Corporation (“Elk”) since 1996. On October 10, 2008, Mr. Granoff stepped down as Chief Executive Officer of Ameritrans and took on the role of Managing Director of Ameritrans.  Mr. Granoff continues to serve as Chairman of the Board of Directors and Chief Financial Officer of Ameritrans and President and Chairman of the Board of Elk. Mr. Granoff has been a practicing attorney for the past thirty five years and is presently an officer and shareholder in the law firm of Granoff, Walker  Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff has served as President and the sole shareholder of Seacrest Associates, Inc., a hotel operator, since August 1994.  Mr. Granoff serves as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff also serves as a Trustee and Vice Chairman of the Board of the Parker Jewish Institute for Healthcare and Rehabilitation. From September 2005 to February 2009,, Mr. Granoff served as a Member (Commissioner) of the Village of Kings Point, New York, Zoning Board of Appeals. Since February 2009, Mr Granoff has served as the Village Justice of the Village of Kings Point, New York.  Mr. Granoff holds a BBA in Accounting and a JD (with honors) from The George Washington University.

Murray A. Indick, age 50, has been a Director since May 2006.  Mr. Indick is a co-founder of Prides Capital Partners, LLC, an investment firm specializing in strategic block, activist investing in the small- and micro-cap arena.  Prior to joining Prides Capital Partners, LLC, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Prior to joining Blum Capital, Mr. Indick was a partner in the Washington, D.C., office of Dechert Price & Rhoads.  Mr. Indick practiced law for 10 years with Wilmer, Cutler & Pickering in Washington, D.C.  Mr. Indick holds a BA from the University of Pennsylvania and a JD from the Georgetown University Law Center.  Mr. Indick is a member of the board of directors of Whitney Information Network, Inc.

Ellen M. Walker, age 54, has been an Executive Vice President since 2000 and a director of Ameritrans since its formation and a Vice President of Elk since July 1983.  Ms. Walker has been a practicing attorney for more than twenty-five years and she is presently an officer and shareholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York.  Ms. Walker received a BA from Queens College and obtained her JD with honors from Brooklyn Law School.

Disinterested Directors

Peter Boockvar, age 40 is currently the Equity Strategist at Miller Tabak + Co., LLC., in addition to his role as a salestrader on the equity desk.  He joined Miller Tabak + Co., LLC in 1994 after working in the corporate bond research department at Donaldson, Lufkin and Jenrette. He is also President of OCLI, LLC and OCLI2, LLC, farmland real estate investment funds. Mr. Boockvar graduated Magna Cum Laude with a BBA in Finance from The George Washington University. He also received an MBA from Baruch College as part of a JD/MBA program at Brooklyn Law School where he completed one year of law school.

Steven Etra, age 61, has been a director of Ameritrans since 1999, and was a Vice President of Elk from January 1999 to May 2007.  Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra’s family for more than seventy-five years.  Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999.  Mr. Etra has extensive business experience in investing in emerging companies.

Ivan J. Wolpert, age 44, has been a director of the Company since December 2005.  Mr. Wolpert is a principal and founder of Belle Harbour Capital, LLC, a real estate investment firm. He has substantial experience in the real estate industry and currently owns both residential units and commercial property.  After graduating from law school, he practiced real estate law and completed his legal career as Of Counsel at Paul, Hastings, Janofsky & Walker LLP.  Mr. Wolpert holds a JD from St. John’s University and a BA from Tufts University.

John R. Laird, age 67, has been a director of the Company since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. (“Shearson”). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer.  Mr. Laird received a BS in finance and an MBA from Syracuse University and attended the Advanced Management Program at Harvard Business School.

Howard F. Sommer, age 69, has been a director of the Company since January 1999.  Mr. Sommer is currently Chief Administrative Officer and Chief Financial Officer and Vice President of Circa Inc., a nationally-based buyer of pre-owned jewelry.  Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005.  Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971.  Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994.  He received a BS in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

Officers/Interested Persons

Margaret Chance, age 54, has been Secretary of Ameritrans since its inception and has been Secretary of Elk and involved in loan administration since November 1980. In August 2000, Ms. Chance was elected to be a Vice President of the Company. Ms. Chance has served as the Secretary of GCG, since January 1982. Ms. Chance holds a paralegal certificate.

Lee A. Forlenza, age 52, currently is the Senior Vice President of Ameritrans and Elk.  He has been a Vice President of Ameritrans since its formation and a Vice President of Elk since March 1992.  Until December 21, 2005, Mr. Forlenza served as a director of both Ameritrans and Elk. In August 2000, Mr. Forlenza was elected to be Senior Vice President of the Company. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and shareholder in the law firm of Granoff, Walker & Forlenza, P.C.  Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his JD from Fordham University School of Law.

Silvia Maria Mullens, age 58, currently is the Senior Vice President of Ameritrans and Elk.  Ms. Mullens has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Ms. Mullens was named Senior Vice President of Ameritrans and Elk effective January 1, 2007. Prior to joining the Company she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a BA cum laude from Fordham University and an MBA from The Leonard Stern School of Business Administration of New York University.

There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director. Directors serve until the next annual general meeting or until a successor is appointed. There is no family relationship among any directors or executive officers of the Company.

Compliance with Section 16(a) of the 1934 Act

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s officers and directors, and persons who own more than ten percent (10%) of the Company’s Common Stock (“Reporting Persons”), to file initial reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and to furnish the Company with copies of all reports filed.

Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that as of June 30, 2009, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act, or have been previously reported in the Company’s filings with the SEC.

Corporate Governance

Code of Ethics

All directors, officers and employees of the Company must act ethically and in accordance with the Company’s Code of Ethics (the “Code of Ethics”). The Code of Ethics satisfies the definition of “code of ethics” under the rules and regulations of the SEC and NASDAQ listing standards and is available on the Company’s website at www.ameritranscapital.com.  The Code of Ethics is also available in print to anyone who requests it by writing to the Company at the following address:  Ameritrans Capital Corporation, 747 Third Avenue, 4th Floor, New York, New York 10017.

Audit Committee

Ameritrans has a standing Audit Committee, which is presently comprised of John R. Laird, Howard Sommer and Peter Boockvar.  The function of the Audit Committee is to review the Company’s internal accounting control procedures, review the Company’s consolidated financial statements, and review with the independent public accountants the results of their audit.   Each current member of the Audit Committee satisfies the independence requirements of Rule 10A-3 of the Exchange Act and Rules 5605(a)(2)  and 5605(c) of the NASDAQ listing standards and is financially literate.  In addition, the Board of Directors has determined that John R. Laird, Chairman of the Audit Committee, qualifies as an “audit committee financial expert”, as such term is defined in Item 407 of Regulation S-K.

The members of the Audit Committee have adopted a formal written charter, the adequacy of which they will review and assess on an annual basis.  The Audit Committee Charter is, and any changes or updates thereto will be, posted on the Company’s internet website at http://www.ameritranscapital.com.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

Role of the Compensation Committee

Each executive officer is employed pursuant to an employment agreement, each of which is described herein.  The Compensation Committee of the Board establishes and regularly reviews our compensation philosophy and programs, and exercises authority with respect to the determination and payment of base and incentive compensation to our executive officers.

Overview of compensation structure

Our compensation structure for named executive officers has historically consisted of two basic components - a salary (with bonus) and equity compensation. Each of these components is reflected in the Summary Compensation Table set forth below.

Compensation program objectives and what our compensation program seeks to reward

Our executive compensation program is designed to attract and retain our officers and to motivate them to increase shareholder value on both an annual and longer term basis primarily by positioning our business for growth and, in the future, for increasing levels of revenue and net income. To that end, compensation packages include significant incentive forms of stock-based compensation to ensure that an executive officer’s interest is aligned with the interests of our shareholders.

Why each element of compensation is paid and how the amount of each element is determined

The following is a brief discussion of each element of our executive officer compensation. The Compensation Committee intends to pay each of these elements in order to ensure that a desirable overall mix is established between base compensation and incentive compensation, cash and non-cash compensation and annual and long-term compensation. The Compensation Committee also intends to evaluate on a periodic basis the overall competitiveness of our executive compensation packages as compared to packages offered in the marketplace for which we compete with executive talent. Overall, our Compensation Committee believes that our executive compensation packages are currently appropriately balanced and structured to retain and motivate our executive officers.

 Salaries.  The cash salaries paid to the two highest paid executive officers (Messrs. Feinsod and Granoff) have been incorporated into the terms of employment agreements.  Copies of our employment agreements with Messrs. Feinsod and Granoff were filed as exhibits to the Form 8-K filed with the SEC on October 10, 2008.

Cash Incentive Compensation.  Cash incentive or bonus compensation is guaranteed pursuant to their employment agreements with any additional amounts given at the discretion of the Board at the recommendation of the Compensation Committee.

Equity Compensation.  Equity compensation awards were granted in the past pursuant to written agreements.  All stock option grants are fully described herein.

How each compensation element fits into the overall compensation objectives and affects decisions regarding other elements

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise and performance, the Company’s overall performance and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation. When considering the marketplace, particular emphasis is placed upon compensation packages available at a comparable group of peer companies.

Compensation Committee Interlocks and Insider Participation

No member of the Company's Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during the fiscal year ended June 30, 2009. There are no interlocking relationships involving the Company's Compensation Committee and the board of directors or members of a compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC

Compensation Committee Report

The information contained in this report shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings by Ameritrans Capital Corporation (the “Company”) under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The Compensation Committee of the Board is currently comprised of three (3) independent directors and has the responsibility to:

•	establish the Company’s compensation philosophy and policies; and

•	review and approve any recommendations for the compensation of our executive officers.

To assist it in administration of the Company’s executive compensation program, the Compensation Committee has authority to retain independent experts and advisors.  Based upon the Compensation Committee’s discussions with management and their review of the Executive Compensation Discussion and Analysis included below, the members of the Compensation Committee have concluded that the Executive Compensation Discussion and Analysis included below reflects their views regarding the compensation philosophy that they are following with respect to executive compensation and they have recommended that the Executive Compensation Discussion and Analysis set forth above be included in this Amendment to Form 10-K on Form 10-K/A.

Respectfully Submitted,
The Compensation Committee:
Ivan Wolpert (Chair), John R. Laird and Steven Etra

The Compensation Committee of the Board has furnished the following report on executive compensation paid or awarded to executive officers for the fiscal years ended June 30, 2009 and 2008.

Summary Compensation Table

The following table sets forth all remuneration for services rendered to the Company by (i) each of the executive officers, and (ii) all executive officers as a group during the fiscal years ended June 30, 2009 and 2008.  No non-employee director received compensation in excess of $120,000 during that period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(A) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	(B) All Other Compensation ($)	Total ($)
Gary C. Granoff12 Chairman, Chief Executive Officer, Chief Financial Officer, and Director	2009	674,425						89,385	731,810
	2008	361,800	15,000	-	-	-	-	87,318	464,118
Michael Feinsod2 Chief Executive Officer, President and Director	2009	368,425	15,000					66,413	449,838
	2008	347,610	15,000	-	53,341	-	-	32,500	448,451
Ellen M. Walker Executive Vice President and Director	2009	154,928						23,239	178,167
	2008	147,551	-	-	-	-	-	22,133	169,684
Silvia Mullens Executive Vice President	2009	134,062	27,500					24,234	185,796
	2008	125,018	25,000	-	-	-	-	23,103	173,121
Margaret Chance Vice President and Secretary	2009	108,765	22,500					19,690	150,955
	2008	99,605	20,000	-	-	-	-	18,540	138,145

•
Officers’ salaries constitute a major portion of Elk’s total “management expenses,” which must be approved by the SBA.  The SBA has approved total officer and employee compensation and management expenses of Elk in the amounts paid through fiscal 2009.  This amount includes officers’ salaries, other salaries, employee benefits, insurance, and other management expenses.

(A)	Compensation expense related to amortized portion of stock option grants received that vested during the fiscal year.

(B)	Amounts received under Simplified Employee Pension Plan, and other compensation.

1 Pursuant to a revised employment agreement, Mr. Granoff received a one-time payment in December 2008 of $251,150.
2 Mr. Feinsod became Chief Executive Officer of the Company effective October 10, 2008 pursuant to an amended and restated employment agreement as of such date.  In addition, Mr. Granoff, formerly Chief Executive Officer of the Company, assumed the title Managing Director pursuant to the terms of an amended and restated employment agreement dated October 10, 2008.

Compensation of Directors

The following table sets forth certain information regarding compensation paid to directors that were not named executive officers during the last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	(A) Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Murray A. Indick	10,000					2,366	12,366
John R. Laird	22,750					1,851	24,601
Howard F. Sommer	16,000						16,000
Steven Etra	16,000		7,124				21,124
Ivan Wolpert	16,000						16,000
Peter Boockvar	17,000		624				17,624

Ameritrans and Elk have a policy of paying their directors who are not employees fees for each meeting attended. Since September 24, 2004, non-employee directors have been paid a fee of $1,000 for each meeting attended.  Since the Company’s inception, non-employee directors have been paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee are paid $1,000 for each meeting, and the head of the Audit Committee receives $1,250 for each meeting.  Fees and expenses paid to non-employee directors were, in the aggregate, $107,715 for the fiscal year ended June 30, 2009, and $107,806 for the fiscal year ended June 30, 2008.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards during the fiscal year ended June 30, 2009 to members of the Board of Directors and executive officers.  The exercise price of these options is equal to the closing price of the Company’s Common Stock on the date of grant, as reported by the NASDAQ Capital Market.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Equity Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Michael Feinsod	10/10/08							100,000		2.36	32,770
Silvia Mullens	10/10/08							15,000		2.36	4,915
Margaret Chance	10/10/08							10,000		2.36	3,277

Outstanding Equity Awards at June 30, 2009

The following table sets forth certain information regarding the total number and aggregate value of stock options held by members of the Board of Directors and executive officers at June 30, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Gary C. Granoff	13,350	-	-	4.95	10/29/2009	-	-	-	-
Gary C. Granoff	13,350	-	-	6.12	12/28/2010	-	-	-	-
Ellen M. Walker	5,000	-	-	4.50	10/29/2009	-	-	-	-
Ellen M. Walker	5,000	-	-	5.56	12/28/2010	-	-	-	-
Lee A. Forlenza	4,375	-	-	4.50	10/29/2009	-	-	-	-
Lee A. Forlenza	4,375	-	-	5.56	12/28/2010	-	-	-	-
Steven Etra	13,888		-	3.60	5/19/2013	-	-	-	-
Silvia Mullens	15,000	-	-	2.36	10/10/2013	-	-	-	-
Silvia Mullens	3,350	-	-	4.50	10/29/2009	-	-	-	-
Silvia Mullens	3,350	-	-	5.56	12/28/2010	-	-	-	-
Margaret Chance	10,000	-	-	2.36	10/10/2013	-	-	-	-
Margaret Chance	3,350	-	-	4.50	10/29/2009	-	-	-	-
Margaret Chance	3,350	-	-	5.56	12/28/2010	-	-	-	-
Michael R. Feinsod	100,000	-	-	2.36	10/10/2013	-	-	-	-
Michael R. Feinsod	60,000	20,000	-	5.28	varies based on vesting thru 11/27/2014	-	-	-	-
Michael R. Feinsod	20,000	-	-	4.50	10/8/2012	-	-	-	-
Ivan Wolpert	9,433	-	-	5.30	12/22/2011	-	-	-	-
John R. Laird	8,000	-	-	6.25	1/12/2010	-	-	-	-
Howard F. Sommer	8,000	-	-	6.25	1/12/2010	-	-	-	-
Murray A. Indick	10,141	-	-	4.93	5/9/2012	-	-	-	-
Peter Boockvar	-	25,538	-	1.78	5/6/2014	-	-	-	-

Compensation Objectives

The objectives of Ameritrans’ executive compensation program are to establish compensation levels designed to enable Ameritrans to attract, retain and reward executive officers who contribute to the long-term success of Ameritrans so as to enhance shareholder value. The Board of Directors makes decisions each year regarding executive compensation, including annual base salaries and bonus awards, and the Employee Plan Committee, consisting of non-interested directors, will make decisions each year regarding stock option grants. Option grants are key components of the executive compensation program and are intended to provide executives with an equity interest in Ameritrans so as to link a meaningful portion of the compensation of Ameritrans’ executives with the performance of Ameritrans’ Common Stock.

Compensation Philosophy

Ameritrans’ executive compensation philosophy is based on the belief that competitive compensation is essential to attract, motivate and retain highly qualified and industrious employees. Ameritrans’ policy is to provide total compensation that is competitive for comparable work and comparable corporate performance. The compensation program includes both motivational and retention-related compensation components. Bonuses may be included to encourage effective performance relative to current plans and objectives. Stock options are included to help retain productive people and to more closely align their interest with those of shareholders.

In executing its compensation policy, Ameritrans seeks to relate compensation with Ameritrans’ financial performance and business objectives, reward high levels of individual performance and tie a significant portion of total executive compensation to both the annual and long-term performance of Ameritrans. While compensation survey data are useful guides for comparative purposes, Ameritrans believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance, and to that extent the Board of Directors applies judgment in reconciling the program’s objectives with the realities of retaining valued employees.

Employment Agreements

The Company entered into employment agreements with six (6) of its employees, as described below:

Michael R. Feinsod.  The Company entered into an amended and restated employment agreement with Mr. Feinsod dated as of October 10, 2008, whereby Mr. Feinsod was appointed Chief Executive Officer, in addition to his duties of President of Ameritrans and Senior Vice President of Elk.  The amended agreement will continue until October 31, 2009.  For the period October 10, 2008 through November 30, 2008, Mr. Feinsod will receive a base salary equal to $348,900 per annum.  For the period December 1, 2008 through October 31, 2009, Mr. Feinsod will receive base salary equal to $361,800 per annum.  The base salary is payable in accordance with the normal payroll procedures of the Company.   Mr. Feinsod will also receive an annual bonus of no less than $15,000 per year.  Pursuant to the terms of Mr. Feinsod’s employment agreement, the agreement renews for a period of one year as of November 1, 2009.  The Company and Mr. Feinsod are currently negotiating a replacement contract in place of the automatic renewal.

Mr. Feinsod is also entitled to receive up to an annual aggregate of $32,500 allocated as he shall determine in his sole discretion for certain expenses including, but not limited to reimbursement for the certain expenses as set forth in the agreement.  Additionally, Mr. Feinsod will be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement also provides for compensation to Mr. Feinsod if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  On November 27, 2006, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of the Company excisable at $5.28 per Share.  So long as Mr. Feinsod continues to be employed by the Company, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.  On October 8, 2007, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase an additional 20,000 shares excisable at $4.50 per Share.  Pursuant to the amended and restated employment agreement, Mr. Feinsod was granted options to purchase up to 100,000 shares exercisable at $2.36 per share.

Effective July 1, 2008, Mr. Feinsod was appointed Chief Compliance Officer (“CCO”) for both Ameritrans and Elk.  Mr. Feinsod will serve as CCO at the pleasure of the Board and will be compensated at an additional monthly rate of $500.00 solely for his services as CCO of Ameritrans and a monthly rate of $500.00 solely for his services as CCO of Elk.

Gary Granoff.  The Company entered into an amended and restated employment agreement with Gary Granoff dated as of October 10, 2008, which shall continue until June 30, 2013, whereby Mr. Granoff relinquished the office of chief executive officer and assumed the title of Managing Director.  Pursuant to the agreement, for the period November 1, 2008 through June 30, 2009 Mr. Granoff will be paid the base sum of $260,850, which shall be paid in monthly installments of $32,606.25.  In December, 2008, Mr. Granoff received as additional compensation a single payment of $251,150, which was be deemed to be fully earned upon execution of the amended and restated employment agreement.  Commencing July 1, 2009, and for each fiscal year (July 1 to June 30) during the employment period, Mr. Granoff will be paid a base salary of $465,000 for the period July 1, 2009 through June 30, 2010, $178,000 for the period July 1, 2010 through June 30, 2011, $175,000 for the period July 1, 2011 through June 30, 2012 and $159,000 for the period July 1, 2012 through June 30, 2013.  During and after the contract term, Mr. Granoff will be subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Ellen Walker.  The Company entered into an amended and restated employment agreement dated February 21, 2006, with Ellen Walker which replaced the employment agreement between the Company and Ms. Walker dated October 1, 2001.  The agreement automatically renews for an additional five (5) year term on July 1, 2011, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that Ms. Walker be paid an annual base salary which was $140,525, and increased five percent (5%) each year the agreement is in effect. The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company’s performance.  The agreement further provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement) she is entitled to a lump-sum payment equal to her salary, as in effect at the time of termination, multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.

Silvia M. Mullens.  The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Silvia Mullens which, effective as of January 1, 2007, replaces the employment agreement between the Company and Ms. Mullens dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Mullens shall assume the role and have the title of Senior Vice President, and be paid an annual base salary of $122,678 which increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Ms. Mullens will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Mullens shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter. On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted to Ms. Mullens options to purchase up to 15,000 Shares exercisable at $2.36 per Share.

Margaret Chance. The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Margaret Chance, the Company’s Vice President and Secretary, which, effective as of January 1, 2007, replaced the employment agreement between the Company and Ms. Chance dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Chance be paid an annual base salary of $97,740 which increases four percent (4%) each year while the agreement is in effect.  The agreement also provides that Ms. Chance will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Chance shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Chance if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted to Ms. Chance options to purchase up to 10,000 Shares exercisable at $2.36 per Share.

Lee Forlenza.  The Company entered into an amended and restated employment agreement with Lee Forlenza for a five (5) year term commencing as of July 1, 2006, which replaced the employment agreements between the Company and Mr. Forlenza dated July 1, 2003 and October 1, 2001.  The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal prior to the expiration of the initial term.  The agreement provides that Mr. Forlenza is paid an annual salary, of $87,800 for the twelve months ending July 1, 2007, and increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Mr. Forlenza will be paid a yearly bonus based on his and the Company’s performance, the amount of which is determined by the Board of Directors but which may not be less than $10,000 for the first five (5) years of the employment agreement.  If the employment agreement is renewed, any bonus after the initial term will be paid solely in the discretion of the Board.  The agreement provides for compensation to Mr. Forlenza if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  If Mr. Forlenza terminates the employment agreement for good reason (as defined in the agreement, he is entitled to a lump-sum payment equal to the sum of his salary, as in effect at the time of termination, and an amount equal to his salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater.  The agreement also provides for confidentiality and for non-competition, and for non-solicitation during the term of the agreement and for one (1) year thereafter.

Stock Option Plans

The descriptions of the Employee Plan and the Director Plan set forth below are qualified in their entirety by reference to the text of the plans.

Employee Plan

The Employee Plan was adopted by the Ameritrans Board of Directors, including a majority of the disinterested directors, and approved by a stockholder vote, in order to link the personal interests of key employees to our long-term financial success and the growth of stockholder value.  An amendment to the Employee Plan was approved by the stockholders on June 19, 2007.  The amendment increased the number of shares reserved under the plan from 200,000 to 300,000 shares.

The Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to our employees.  By adopting the Employee Plan, the Board believes that we will be better able to attract, motivate, and retain as employees people upon whose judgment and special skills our success in large measure depends.  On November 27, 2006 the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of Common Stock of the Company exercisable at $5.28 per Share.  So long as Mr. Feinsod continues to be employed by the Company, the options vest in four (4) equal annual installments, with the first installment vesting on the date of grant.  On October 8, 2007 the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase up to an additional 20,000 shares of Common Stock of the Company exercisable at $4.50 per Share which vested immediately on the date of grant. Mr. Etra’s employment with the Company was terminated on May 18, 2007.  Pursuant to the terms of the Employee Plan, Mr. Etra had ninety (90) days from the date of termination of employment with the Company to exercise 8,750 Shares issuable upon the exercise of five-year options granted under the Employee Plan.  On August 16, 2007, Mr. Etra exercised 4,375 options at a purchase price of $4.50 per share.  The remaining 4,375 options terminated, unexercised. Mr. Etra now serves as a disinterested director of the Company.  As of June 30, 2008, options to purchase an aggregate of 158,850 shares of Common Stock were outstanding, with 118,850 Shares fully vested and 141,150 shares of Common Stock were available for future award under the Employee Plan.

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

The Employee Plan is administered by the Employee Plan Committee of the Board of Directors, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “1934 Act”)).  The committee can make such rules and regulations and establish such procedures for the administration of the Employee Plan as it deems appropriate.

Non-Employee Director Plan

A stock option plan for non-employee directors (the “Director Plan”) was adopted by the Ameritrans Board of Directors and approved by a stockholder vote, in order to link the personal interests of non-employee directors to our long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Directors of Elk and approved by its stockholders in September 1998 (the “Elk Director Plan”).  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.

The Director Plan provides for the automatic grant of options to directors who are not employees, officers or interested persons of the Company (an “Eligible Director”) who are elected and serve one year on the Board of Directors.  By adopting the Director Plan, the Board believes that the Company will be better able to attract, motivate, and retain as directors people upon whose judgment and special skills our success in large measure depends.  The goal, policy, and purpose of the Director Plan is to attract, motivate and retain as directors, individuals upon whose judgment and special skills the Company’s success depends.  As such, the Director Plan, in an effort to retain these individuals serving on the Board, allows for automatic grants of new options under the Plan, upon expiration of the initial five (5) year term.  Upon expiration of these options, and with approval of the Board, new options may be automatically granted to the Directors, with an exercise price equal to the last sales price as of the close of business on date of expiration.

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares.  As of June 30, 2008, options to purchase an aggregate of 49,462 shares were issued with 35,574 fully vested.  On May 7, 2007, the Company granted a member of the Board of Directors, options to purchase up to 10,141 shares of Common Stock.  These options vested on May 7, 2008 and are exercisable for five (5) years from the grant date at an exercise price of $4.93 per Share. The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  On May 19, 2008, the Company granted a member of the Board options to purchase up to 13,888 shares of Common Stock.  These options vest on May 19, 2009 and are exercisable for five (5) years from the grant date at an exercise price of $3.60 per Share.  On May 6, 2008, 10,917 options were cancelled because a Director elected not to stand for re-election to the Board and opted not to exercise his options.

Simplified Employee Pension Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the fiscal years ended June 30, 2009 and 2008, contributions amounted to $171,020 and $125,523, respectively.

Compensation of Chief Executive Officer

The Board of Directors has set Michael Feinsod’s total annual compensation at a level it believes to be competitive with the chief executive officers of similarly capitalized specialty finance companies. Michael Feinsod, in his capacity as Chief Executive Officer, is eligible to participate in the same executive compensation program available to Ameritrans’ other senior executives.

Stock Performance Graph

Although Ameritrans’ Common Stock is listed on the Nasdaq Capital Market, trading in Ameritrans’ Common Stock has historically been limited, making it difficult to meaningfully compare the performance of Ameritrans’ Common Stock to that of other similar companies or a broad market index. Therefore, Ameritrans has not included a stock performance graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

At the close of business on October 27, 2009, there were outstanding and entitled to vote 3,395,5833 shares of Common Stock of the Company and 300,000 shares of Participating Preferred Stock .  Each share of Common Stock and Participating Preferred Stock is entitled to one vote for each share held.  The following table sets forth certain beneficial ownership information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock or participating preferred stock as of October 27, 2009, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group.  Except as set forth below, the address of each person listed below is the address of Ameritrans.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED	PERCENTAGE OF(A) OUTSTANDING COMMON STOCK OWNED	NUMBER OF SHARES OF PARTICIPATING PREFERRED STOCK OWNED	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED
*Michael Feinsod	461,685 (1)	12.84%	400	**
*Gary C. Granoff	381,041 (2)	11.09%	8,978(a)	2.80%
*Ellen M. Walker	24,574 (3)	**	0	**
*Lee A. Forlenza	29,908 (4)	**	1,000	**
Steven Etra	184,462 (5)	5.42%	0	**
John R. Laird	8,100 (6)	**	0	**
Howard F. Sommer	8,000 (7)	**	1,163	**
*Silvia Mullens	21,993 (8)	**	393	**
*Margaret Chance	20,370 (9)	**	220(b)	**
Peter Boockvar c/o Miller Tabak + Co., 331 Madison Avenue New York, NY 10017	11,600 (10)	**	0	**
Ivan Wolpert 19 Fulton Street, Suite 301 New York, NY 10038	23,816 (11)	**	0	**
*Murray Indick 200 High Street, Suite 700 Boston, MA 02110	10,141 (12)	**	0	**

3 Does not include 10,000 shares of Common Stock held by a subsidiary of the Company not entitled to vote.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED	PERCENTAGE OF(A) OUTSTANDING COMMON STOCK OWNED	NUMBER OF SHARES OF PARTICIPATING PREFERRED STOCK OWNED	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED
Prides Capital Partners, LLC 200 High Street, Suite 700 Boston, MA 02110	1,068,375 (13)	29.52%	0	**
Mitchell Partners L.P. 3187-D Airway Avenue Costa Mesa, CA 92626	289,210 (14)	8.45%	28,142	9.38%
All Officers and Directors, as a group (12 persons)***	778,993	22.94%	11,654	3.82%

(A)
Ownership percentages are based on 3,395,583 shares of Common Stock outstanding as of October 27, 2009. Under the rules of the Securities and Exchange Commission, shares of Common Stock that an individual has a right to acquire within 60 days from October 27, 2009, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

*
Michael Feinsod, Gary C. Granoff, Murray Indick, Ellen M. Walker (directors), Margaret Chance, Lee Forlenza, and Silvia Mullens (officers), are each “interested persons” with respect to Ameritrans, as such term is defined in the 1940 Act.

**	Less than 1%.

***
All Officers and Directors: Michael Feinsod, Gary C. Granoff, Ellen M. Walker, Steven Etra, Margaret Chance, Silvia Mullens, Lee Forlenza, Murray Indick, John R. Laird, Howard F. Sommer, Ivan Wolpert and Peter Boockvar. Shares of Common Stock that all officers and directors have a right to acquire within 60 days from October 27, 2009, pursuant to the exercise of options, warrants or other convertible securities, are not deemed to be outstanding for the purpose of computing the aggregate percentage of Common Stock owned for all officers and directors.

(1)
Includes (1) 14,950 shares held by Mr. Feinsod in his IRA account, (2) 180,000 shares issuable to Mr. Feinsod upon the exercise of five-year options granted pursuant to the 1999 Employee Incentive Stock Option Plan, as amended (the “Employee Plan”), (3) 20,000 shares issuable to Mr. Feinsod upon the exercise of five year options granted pursuant to the Employee Plan not fully vested.  Such options vest on November 27, 2009, (4) 230,235 shares held by Infinity Capital Partners, L.P (“Infinity”), (5) 14,000 shares held by Shoulda Partners, L.P. (“Shoulda”), and (6) 2,500 shares issuable to Shoulda upon the exercise of the Private Offering Warrants.  Because Mr. Feinsod is a controlling person of Infinity and a general partner of Shoulda, he may also be deemed to be a beneficial owner of securities held by Infinity and Shoulda.

(2)
Includes (i) 153,180 shares owned directly by Mr. Granoff; (ii) 16,900 shares owned by The Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his mother and brother are trustees; (iii) 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iv) 78,584 shares owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (v) 12,000 shares owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (vi) 71,979 shares, and 2,500 shares issuable upon the exercise of five (5) year warrants granted pursuant to the Company’s July 29, 2005 offering of common stock and warrants (the “Private Offering Warrants”) held by Mr. Granoff in various IRA or pension accounts, (vii) 6,000 shares held in an irrevocable qualified subchapter s trust for the benefit of Mr. Granoff’s son whereby Mr. Granoff is the trustee, and (viii) 26,700 shares issuable upon exercise of five-year options granted under the Employee Plan, and (ix) 12,937 shares owned directly by Leslie Granoff, Mr. Granoff’s wife, of which shares he disclaims beneficial ownership.  Excludes 47,855 shares held by JR Realty Corp., a company owned in part and controlled in part by Mr. Granoff’s wife.

(a)
Includes (i) 500 shares of Participating Preferred Stock owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (ii) 1,000 shares of Participating Preferred Stock owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 6,478 shares of Participating Preferred Stock held by Mr. Granoff in various IRA or pension accounts, and (iv) 1,000 shares of Participating Preferred Stock directly owned by Leslie Granoff, Mr. Granoff’s wife, as to which shares Mr. Granoff disclaims beneficial ownership.

(3)
Includes (i) 14,374 shares held directly by Ms. Walker, (ii) 200 shares held by Ms. Walker as custodian for her son, and (iii) 10,000 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(4)
Includes (i) 26,678 shares held directly by Mr. Forlenza, (ii) 3,230 shares held for the benefit of Mr. Forlenza’s IRA, and (iii) 8,750 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(5)
Includes (i) 55,472 shares of common stock, $.0001 par value (the “Shares”) held directly by Mr. Etra; (ii) 29,022 Shares owned jointly by Mr. Etra and his wife; (iii) 27,000 Shares held by Mr. Etra’s wife; (iv) 39,080 Shares held by Fiserv Securities Inc. for the benefit of Mr. Etra’s IRA; (v) 10,000 Shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (vi) 10,000 Shares held by Lance’s Property Development Corp. Pension Plan, of which Mr. Etra is a trustee, and (vii) options to purchase up to 13,888 Shares granted under the Non-Employee Director Stock Option Plan (the “Director Plan”).

(6)	Includes 100 shares owned directly by Mr. Laird and 8,000 shares issuable upon exercise of five-year options granted under the Director Plan.

(7)	8,000 shares issuable upon exercise of five-year options granted under the Director Plan.

(8)	Includes (1) 293 shares of Common Stock held in a pension plan and (2) 21,700 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(9)
Includes (i) 1,200 shares owned directly by Ms. Chance, (ii) 200 shares held by Ms. Chance as custodian for her daughter, Alexis Chance, (iii) 50 shares held directly by her daughter, Alexis Chance, (iv) 2,220 shares held by Ms. Chance in various IRA or pension accounts, and (v) 16,700 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(b)	Participating Preferred Stock held in a pension account.

(10)
Includes an aggregate of 7,600 shares held individually by Mr. Boockvar or jointly with Mr. Boockvar’s wife.  Excludes options to purchase up to 25,538 shares issuable upon exercise of five-year options granted under the Director Plan not yet vested.  These options vest on May 6, 2010.

(11)
Mr. Wolpert is a principal of Belle Harbour Capital, L.L.C.  Includes (i) 7,974 shares owned directly by Mr. Wolpert, (ii) 1,068 shares issuable to Mr. Wolpert upon the exercise of Private Offering Warrants, (iii) 9,433 shares issuable upon the exercise of five year options granted under the Director Plan, (iv) 4,273 shares held by Belle Harbour Capital, L.L.C., and (v) 1,068 shares issuable to Belle Harbour Capital, L.L.C. upon the exercise of the Private Offering Warrants.  Mr. Wolpert disclaims beneficial ownership of the shares held by Belle Harbour Capital, L.L.C., except to the extent of his pecuniary interest therein.

(12)
Includes 10,141 shares issuable upon exercise of five-year options granted under the Director Plan.  Murray A. Indick is a Partner of Prides Capital Partners, L.L.C.  Excludes (i) 854,700 shares held directly by Prides Capital Fund I, L.P., and (ii) 213,675 shares issuable to Prides Capital Fund I, L.P. upon the exercise of the Private Offering Warrants.  Because Prides Capital Partners, L.L.C. is the general partner of Prides Capital Fund I, L.P., Prides Capital Partners, L.L.C. may be deemed the beneficial owner of the securities held by Prides Capital Fund I, L.P.  Because Mr. Indick is a controlling member of Prides Capital Partners, L.L.C., he may also be deemed to be a beneficial owner of securities deemed to be beneficially owned by Prides Capital Partners, L.L.C.  Mr. Indick disclaims beneficial ownership of the shares held directly or indirectly by Prides Capital Partners, LLC except to the extent of his pecuniary interest therein.

(13)
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

(14)
Includes 274,210 shares owned directly by Mitchell Partners L.P. and 15,000 shares issuable to Mitchell Partners upon the exercise of the Private Offering Warrants, based solely upon the most recent ownership filing of Mitchell Partners L.P.

Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective shares.

For as long as certain persons listed above hold five percent (5%) or more of the Company’s outstanding Common Stock, they will be deemed to be “affiliated persons” of the Company, as such term is defined in the Investment Company Act of 1940, as amended (the “1940 Act”).

Equity Compensation Plan Information

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ameritrans Capital has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. The affiliates with which the Company may be prohibited from transacting include its officers, directors and employees and any person controlling or under common control with the Company.

In the ordinary course of business, Ameritrans Capital may enter into transactions with portfolio companies that may be considered related party transactions. We have implemented certain procedures, both written and unwritten, to ensure that we do not engage in any prohibited transactions with any persons affiliated with us. If such affiliations are found to exist, we seek Board and/or committee review and approval or exemptive relief for such transactions, as appropriate.

In addition, the Company adopted and maintains a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code’s requirements and applicable law. A copy of the code of ethics is available on the Corporate Governance section of the Company’s website at www.ameritranscapital.com.

The Company pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. (“GWF”) whose stockholders are officers and directors of the Company. The Company paid GWF approximately $30,000 and $60,000 in fees during the fiscal years ended June 30, 2009 and 2008, respectively.  The Company generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by the Company for loan closing services.

On July 1, 2001 the Company entered into a sublease agreement with GWF.  This sublease, as amended, expires April 2014.  Commencing on July 1, 2009, the Company’s rent share is currently $13,139 per month, an increase from $12,271 per month in the prior year, and subject to periodic escalations and annual increases as per the master lease agreement between the landlord and Granoff, Walker and Forlenza.  The Company is presently utilizing 48% of the rented space and therefore committed to the minimum 48% utilization factor on all rent, additional rent and electricity charges billed by the landlord, subject to annual increases as per the master lease agreement between the landlord and the law firm.  In the event that more space is utilized, the percentage of the total rent shall be increased accordingly.  Until the Company utilizes the additional space, Granoff, Walker and Forlenza sublets the additional space to unaffiliated tenants.  In the event all or a portion of the additional space is vacant, the Company has agreed to reimburse GWF for the rent applicable to such vacant space.  During the year ended June 30, 2009 no amounts were paid relating to this space.  Rent expense under the lease amounted to $166,429 and $151,165 for the years ended June 30, 2009 and 2008, respectively.

In addition, the Company was also obligated to pay for its share of overhead expense as noted in the above lease agreement.  Under the extended lease agreement, the minimum amount is $3,500 a month, and the Company is also required to reimburse the affiliated entity for certain office and salary costs.  Overhead costs and reimbursed office and salary expenses amounted to $64,286 and $68,598 for the years ended June 30, 2009 and 2008, respectively.

Effective July 1, 2003, the Company entered into a ten-year sublease for additional office and storage space, as part of the Company’s disaster recovery plan with another entity in which an officer and director of the Company has a financial interest.  The sublease calls for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contains a provision that either party may terminate the lease in years seven through ten with six months’ notice.  Rent expense under the lease amounted to $49,787 and $48,739 for the years ended June 30, 2009 and 2008, respectively.

The Company utilizes a relative of an officer of the Company to perform part-time administrative services.  This individual is paid per hour for administrative work he performs for the Company.  For the fiscal years ending June 30, 2009 and 2008, he was paid an aggregate of $9,085 and $15,926, respectively.

The Company pays printing fees to a company partially owned by an officer and stockholder of the Company.  An aggregate of $8,760 and $8,609 during the years ended June 30, 2009 and 2008, respectively was paid for these services.

Director Independence

The NASDAQ Marketplace Rules require that a majority of our directors be “independent directors” as such term is defined in NASDAQ Marketplace Rule 5605(a)(2) . For a director to be considered independent, the Board must determine that the director (and in some cases, members of a director’s immediate family) does not have, or in the past three years has not had, certain direct or indirect material relationships with us, our external auditors or other persons doing business with us. The Board has affirmatively determined that five of our nine directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are John R. Laird, Ivan Wolpert, Peter Boockvar, Steven Etra and Howard Sommer.

In the course of the determination by the Board regarding the independence of each non-employee director, the Board considered the beneficial ownership of such director or his or her affiliates in our company as well as any transactions or arrangements that each director has with us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services billed in fiscal 2009 and 2008 were $298,832 and $195,600, respectively and consist of the annual audit of the Company’s consolidated financial statements and interim reviews of the quarterly consolidated financial statements.  Also included are services in connection with stand-alone financial statements of Elk Associates Funding Corporation, which are required by the SBA.

Audit-Related Fees

There were no fees for audit related services by the Company’s independent registered accountants for the years ended June 30, 2009 and 2008, that are not reported under the caption “Audit Fees” above.

Tax Fees

There were no fees for professional services rendered by the Company’s independent registered accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2009 and 2008, that are not reported under the caption “Audit Fees” above.

Other Fees

There were no other fees for professional services rendered by the Company’s independent registered accountants for the years ended June 30, 2009 and 2008, that are not reported under the caption “Audit Fees” above.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Certification s.302 CEO, dated October 28, 2009

31.2	Sarbanes-Oxley Certification s.302 CFO, dated October 28, 2009

32.1	Sarbanes-Oxley Certification – CEO, dated October 28, 2009 (furnished only)

32.2	Sarbanes-Oxley Certification – CFO, dated October 28, 2009 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2009.

AMERITRANS CAPITAL CORPORATION

By:	/s/ Michael R. Feinsod
Michael R. Feinsod
Chief Executive Officer
President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary C. Granoff ----------------------------- Gary C. Granoff	Chairman of the Board of Directors, Managing Director and Chief Financial Officer	October 28, 2009

/s/ Michael Feinsod ----------------------------- Michael Feinsod	Chief Executive Officer, President, Chief Compliance Officer and Director	October 28, 2009

/s/ Ellen M. Walker ----------------------------- Ellen M. Walker	Executive Vice President and Director	October 28, 2009

/s/ Murray A. Indick ----------------------------- Murray A. Indick	Director	October 28, 2009

/s/ Steven Etra ----------------------------- Steven Etra	Director	October 28, 2009

/s/ John R. Laird ----------------------------- John R. Laird	Director	October 28, 2009

/s/ Howard F. Sommer ----------------------------- Howard F. Sommer	Director	October 28, 2009

/s/ Ivan Wolpert ----------------------------- Ivan Wolpert	Director	October 28, 2009

/s/ Peter Boockvar ----------------------------- Peter Boockvar	Director	October 28, 2009