Form 10-Q
period 2009-09-30
AMERITRANS CAPITAL CORP
filed 2009-11-16
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended September 30, 2009

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to

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

Yes ☐ No ☒

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of November 10, 2009 was 3,395,583. The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock outstanding as of November 10, 2009 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	September 30, 2009	June 30, 2009
	(unaudited)
Assets

Investments at fair value (cost of $27,217,443 and $28,769,396, respectively):
Non-controlled/non-affiliated investments	$21,636,570	$25,080,451
Non-controlled affiliated investments	711,000	711,000
Controlled affiliated investments	609,627	618,017

Total investments at fair value	22,957,197	26,409,468

Cash and cash equivalents	1,193,643	885,434
Accrued interest receivable	373,328	540,213
Assets acquired in satisfaction of loans	28,325	28,325
Furniture, equipment and leasehold improvements, net	125,073	130,217
Deferred loan costs, net	135,986	146,096
Prepaid expenses and other assets	298,515	146,403

Total assets	$25,112,067	$28,286,156

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

LIABILITIES AND NET ASSETS

	September 30, 2009	June 30, 2009
Liabilities and Net Assets	(unaudited)

Liabilities:
Debentures payable to SBA	$12,000,000	$12,000,000
Notes payable, banks	370,000	370,000
Accrued expenses and other liabilities	519,416	562,149
Accrued interest payable	51,357	210,165

Total liabilities	12,940,773	13,142,314

Commitments and contingencies (Notes 2, 3, 4 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 8)	(27,716)	(29,166)
Stock options outstanding (Note 8)	191,040	191,040
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(8,401,629)	(7,327,949)
Net unrealized depreciation on investments	(4,260,246)	(2,359,928)
Total	12,241,294	15,213,842
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	12,171,294	15,143,842

Total liabilities and net assets	$25,112,067	$28,286,156

Net asset value per common share	$2.52	$3.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2009	September 30, 2008
Investment income:	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$237,524	$1,344,537
Non-controlled affiliated investments	-	4,280
Controlled affiliated investments	11,853	30,095
	249,377	1,378,912
Fees and other income	4,381	80,549
Total investment income	253,758	1,459,461
Expenses:
Interest	166,260	487,279
Salaries and employee benefits	450,156	483,961
Occupancy costs	74,875	74,035
Professional fees	253,838	434,934
Directors fees and expenses	30,798	32,017
Other administrative expenses	125,118	246,068
Total expenses	1,101,045	1,758,294
Net investment loss	(847,287)	(298,833)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(226,394)	13,148
Non-controlled affiliated investments	-	-
Controlled affiliated investments	-	8,315
	(226,394)	21,463
Net unrealized depreciation on investments	(1,900,317)	(201,236)
Net realized/unrealized losses on investments	(2,126,711)	(179,773)
Net decrease in net assets from operations	(2,973,998)	(478,606)
Distributions to preferred shareholders	-	(84,375)
Net decrease in net assets from operations available to common shareholders	$(2,973,998)	$(562,981)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.88)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the three months ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations:
Net investment loss	$(847,287)	$(298,833)
Net realized gains (loss) from investments	(226,394)	21,463
Unrealized depreciation on investments	(1,900,317)	(201,236)

Net decrease in net assets resulting from operations	(2,973,998)	(478,606)

Shareholder distributions:
Distributions to preferred shareholders	-	(84,375)

Capital share transactions:
Stock options compensation expense	1,450	7,821

Net increase (decrease) in net assets resulting from capital shares transactions and shareholder distributions	1,450	(76,554)

Total decrease in net assets	(2,972,548)	(555,160)

Net assets:
Beginning of period	15,143,842	20,798,292

End of period	$12,171,294	$20,243,132

Net assets per preferred	$3,600,000	$3,600,000
Net assets per common	$8,571,294	$16,643,132

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(2,973,998)	$(478,606)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Depreciation and amortization	17,715	17,917
Deferred compensation	1,450	7,821
Net realized gains on investments	226,394	(21,463)
Net unrealized depreciation on investments	1,900,317	201,236
Portfolio Investments	(41,200)	(3,938,554)
Proceeds from principal receipts, sales, maturity of investments	1,366,760	5,135,455
Changes in operating assets and liabilities:
Accrued interest receivable	166,885	(73,709)
Prepaid expenses and other assets	(152,112)	10,838
Accrued expenses and other liabilities	(42,733)	(131,392)
Accrued interest payable	(158,808)	(140,905)
Total adjustments	3,284,668	1,067,244
Net cash provided by operating activities	310,670	588,638
Cash flows from investing activities:
Purchases of furniture and equipment	(2,461)	(1,118)
Net cash used in investing activities	(2,461)	(1,118)
Cash flows from financing activities:
Repayment of note payable, related parties	-	(100,000)
Proceeds from notes payable, banks	-	2,150,000
Repayment of notes payable, banks	-	(1,720,000)
Dividends paid	-	(84,375)
Net cash provided by financing activities	-	245,625
Net increase in cash and cash equivalents	308,209	833,145
Cash and cash equivalents:
Beginning of period	885,434	665,893
End of period	$1,193,643	$1,499,038

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$325,068	$628,184

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of September 30, 2009 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Medallion Loans Receivable (2.62%) (5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	$25,998	$25,998	$25,998
Chicago Taxicab Medallions	2 Medallion Loans 7.83% Weighted Average Rate	47,645	47,645	47,645
Florida Taxicab	2 Medallion Loans 9.34% Weighted Average Rate	250,968	250,968	245,057
			324,611	318,700
Commercial Loans Receivable (86.24%) (5)
A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	69,050	69,050	69,050
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,454	16,454	-
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	22,731	22,731	22,731
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	2,858	2,858	2,858
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	17,611	17,611	17,611
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	11,985	11,985	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	50,713	50,713	50,713
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	69,666	69,666	69,666
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc. (7) Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	24,967	24,967	24,967
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	431,247	431,247	431,247
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	24,772	24,772	24,772
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,925,830	1,925,830	1,925,830
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	322,524	322,524	322,524
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	617,071	617,071	617,071
Sealmax, Inc. (7) Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,561	155,561	155,561

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of September 30, 2009 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,708,341	1,708,341	1,458,341
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance (7)	Collateralized Business Loan 11%, no maturity	43,488	43,488	43,488
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance (7)	Collateralized Business Loan 11%, no maturity	12,424	12,424	12,424
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	410,833	410,833	410,833
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	199,786	199,786	87,750
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	38,431	38,431	22,960
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	277,566	277,566	277,566
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan %, due	361,609	361,609	361,609
PWT Holdings Inc Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	478,734	478,734	478,734
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.9%, due 9/13	336,358	336,358	336,358
Other Miscellaneous Loans (6)		161,311	161,311	140,315
	Total Commercial Loans		11,103,117	10,497,013
Corporate Loans Receivable (89.91%) (5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 8.25%, due 3/12	2,044,265	2,044,265	2,044,265
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 3.92%, due 6/13	1,672,130	1,672,130	1,672,130
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, due 7/13	1,886,070	1,886,070	1,281,256
Centaur LLC Gaming	Term Loan, First Lien 9.25%, due 10/12	1,358,983	1,358,983	1,384,912
Learning Care Group Inc Private Education	Term Loan, First Lien 8.0%, due 6/15	954,484	954,484	987,501
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.0%, due 8/15	1,446,572	1,446,572	1,485,000
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 8.0%, due 10/12	1,187,590	1,187,590	1,193,931
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 10.03%, due 6/13	894,005	894,005	894,005
	Total Corporate Loans		11,444,099	10,943,000
	Total loans receivable		22,871,827	21,758,713
Life Insurance Settlement Contracts (3.22%) (5)
Vibrant Capital Corp. (J.V. #1) (4)	7 life insurance policies, aggregate face value of $30,750,000		2,900,689	392,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of September 30, 2009 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Preferred Equity (0.0%)
Alpha Media Group Inc. Publishing	139 Shares of Voting Preferred Stock		-	-
Equity Investments (6.63%) (5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	-
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	27,558
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	7,480
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	13,250
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500
Alpha Media Group Inc. Publishing	1,040 Shares of Common Stock		-	-
	Total equity investments		1,444,927	806,484
	Total investments		$27,217,443	$22,957,197

(1)   Unless otherwise noted, all investments are pledged as collateral for the Notes payable, banks (see Note 6 to the consolidated financial  statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of September 30, 2009, we own 5% or more of the portfolio company’s outstanding voting securities.

(3)   As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)   The Company received interest at a rate of 12% per annum pursuant to an agreement with another company (see Note 2 to the consolidated financial statements for more details).

(5)   Percentage of net assets.

(6)   Other small balance loans.

(7)   Loan receivable is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2009
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Medallion Loans Receivable (2.36%) (5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	$26,173	$26,173	$26,173
Chicago Taxicab Medallions	3 Medallion Loans 7.83% Weighted Average Rate	84,309	84,309	84,309
Florida Taxicab	2 Medallion Loans 9.34% Weighted Average Rate	252,129	252,129	246,218
			362,611	356,700
Commercial Loans Receivable (74.57%) (5)
A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	75,050	75,050	75,050
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,499	16,499	-
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	24,454	24,454	24,454
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,072	3,072	3,072
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	19,262	19,262	19,262
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	665	665	665
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,185	12,185	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	53,237	53,237	53,237
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	98,481	98,481	98,481
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc. (7) Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	54,616	54,616	54,616
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	437,230	437,230	437,230
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	173,140	173,140	173,140
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,939,947	1,939,947	1,939,947
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	331,473	331,473	331,473
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	632,414	632,414	632,414
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,561	155,561	155,561
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,713,280	1,713,280	1,463,280

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2009
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance (7)	Collateralized Business Loan 11%, no maturity	43,488	43,488	43,488
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance (7)	Collateralized Business Loan 11%, no maturity	12,424	12,424	12,424
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	202,736	202,736	90,750
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	38,731	38,731	23,260
Natural Person (7) Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	470,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	285,956	285,956	285,956
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 3.25%, due 10/08	107,142	107,142	107,142
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC (2) Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
PWT Holdings Inc Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	508,159	508,159	508,159
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.9%, due 9/13	352,922	352,922	352,922
Other Miscellaneous Loans (6)		159,143	159,143	138,148
	Total Commercial Loans		12,094,430	11,293,132
Corporate Loans Receivable (80.52%) (5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,035,447	2,035,447	2,035,447
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	1,697,130	1,697,130	1,697,130
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,845,791	1,845,791	1,935,172
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	1,356,931	1,356,931	1,384,913
Learning Care Group Inc Private Education	Term Loan, First Lien 8.4%, due 6/15	955,556	955,556	990,000
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.9%, due 8/15	1,448,715	1,448,715	1,488,751
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,244,210	1,244,210	1,251,051
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	911,224	911,224	911,224
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	512,935	512,935	499,567
	Total Corporate Loans		12,007,939	12,193,255
	Total loans receivable		24,464,980	23,843,087

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2009
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Life Insurance Settlement Contracts (11.65%) (5)
Vibrant Capital Corp. (J.V. #1) (4)	7 life insurance policies, aggregate face value of $30,750,000		2,859,489	1,764,081
Equity Investments (5.30%) (5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	-
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	27,558
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	7,480
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,066
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500

	Total equity investments		1,444,927	802,300
	Total investments		$28,769,396	$26,409,468

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

(4)   The Company receives interest at a rate of 12% per annum pursuant to an agreement with another company (see Note 2 to the consolidated financial statements for more details).

(5)   Percentage of net assets.

(6)   Other small balance loans.

(7)   Loan receivable is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of September 30, 2009, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three months ended September 30, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission.

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

The Company categorizes its investments into five security types:  1) Corporate Loans; 2) Commercial Loans; 3) Life Insurance Settlements; 4) Equity Investments; and 5)Taxicab Medallion Finance.   For a more detailed description of these investment categories please see the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Commission by the Company on September 28, 2009 and which is available on the Company’s web site at www.ameritranscapital.com.

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“ECC”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”).  All significant inter-company transactions have been eliminated in consolidation.

ECC is a wholly-owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent. Since its inception, ECC has had no operations

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At September 30, 2009 EAF was not operating any assets.

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

Loans are considered “non-performing” once they become ninety (90) days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value.

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

The Company records the investment in life insurance policies at the Company’s estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments, and anticipated death benefits.  The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors (see Note 2).

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Effective July 1, 2008, the Company adopted Accounting Standard Codification (“ASC”) 820-10 previously Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which expands the application of fair value accounting for investments (see Note 2).

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2009/2010, the Company intends to make the required distributions to its stockholders, therefore, no provision for federal income taxes has been provided.

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

Stock Options

The Company adopted ASC 718-10 (previously SFAS No. 123R, “Accounting for Stock-Based Compensation”) and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs in the form of stock options will be reflected in net increase (decrease) in net assets from operations for grants made including and subsequent to January 1, 2006 only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, no compensation cost was recognized under these plans, as the Company followed the disclosure-only provisions under guidance at that time.

The Company elected the modified prospective transition method for adopting ASC 718-10.  Under this method, the provisions of ASC 718-10 apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 9).

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  The Company’s investments, including loans receivable, life settlement contracts and equity securities, are carried at their estimated fair value.  The carrying value of the bank debt is a reasonable estimate of their fair value as the interest rates are variable, based on prevailing market rates.  The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 6).

Presentation of Prior Quarter Data

Certain reclassifications have been made to conform prior quarter data to the current presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements the overall effect of the reclassifications did not impact net assets available.

2.

Investments

The following table shows the Company’s portfolio by security type at September 30, 2009 and June 30, 2009:

	September 30, 2009			June 30, 2009
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Medallion Loans	$324,611	$318,700	1.4%	$362,611	$356,700	1.3%
Commercial Loans	11,103,117	10,497,013	45.7%	12,094,430	11,293,132	42.8%
Corporate Loans	11,444,099	10,943,000	47.7%	12,007,939	12,193,255	46.2%
Life Settlement Contracts	2,900,689	392,000	1.7%	2,859,489	1,764,081	6.7%
Equity Securities	1,444,927	806,484	3.5%	1,444,927	802,300	3.0%
Total	$27,217,443	$22,957,197	100.0%	$28,769,396	$26,409,468	100.0%

1)

Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of September 30, 2009 and June 30, 2009:

	Percentage of Portfolio at
	September 30, 2009	June 30, 2009
Assisted Living Facilities	4.0%	3.4%
Broadcasting/Telecommunications	8.4%	7.3%
Commercial Construction	12.7%	11.6%
Construction and Predevelopment	7.5%	6.5%
Debt Collection	2.2%	2.0%
Education	4.3%	3.7%
Gaming	6.0%	5.2%
Gasoline Distribution	2.7%	2.4%
Laundromat	1.5%	1.3%
Life Insurance Settlement	1.7%	6.7%
Manufacturing	17.6%	15.5%
Miami Taxicab Medallions	1.1%	0.9%
Office Water Systems	2.2%	1.9%
Printing/Publishing	5.6%	7.3%
Processing Control Instruments	5.2%	6.6%
Residential Mortgages	-	1.8%
Restaurant/Food Service	10.8%	9.5%
Sanitaryware Distributor	4.9%	4.4%
Industries less than 1%	1.6%	2.0%
TOTAL	100.0%	100.0%

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $4,390,490 and $4,952,769 as of September 30, 2009 and June 30, 2009, respectively.  These loans are either fully or substantially collateralized and are usually personally guaranteed by the debtor.  Included in the total non-performing loans is $2,723,288 and $3,249,070 at September 30, 2009 and June 30, 2009, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlining collateral.  The following table sets forth certain information regarding performing and non-performing loans as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Loans receivable	$21,758,713	$23,843,087
Performing loans	17,368,223	18,890,318
Nonperforming loans	$4,390,490	$4,952,769

Nonperforming loans:
Accrual	$1,667,202	$1,703,699
Nonaccrual	2,723,288	3,249,070
	$4,390,490	$4,952,769

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit

(see Note 4).

On October 29, 2008 the Company completed the sale of substantially all of the Company’s taxicab medallion portfolio to Medallion Financial Corp. and Medallion Bank, pursuant to that certain loan portfolio sale and purchase agreement dated as July 16, 2008, as amended October 17, 2008 and October 20, 2008 (the “Loan Purchase Agreement”).  Ameritrans utilized cash on hand and all of the net proceeds from this transaction in the amount of $25,883,820 to fully pay down its existing bank indebtedness.  Except for costs in the amount of approximately $340,000, relating to disposal of the assets, there was no gain or loss realized on this transaction as the taxi medallion portfolio was sold at par value.  The loan Purchase Agreement was approved by the Company’s shareholders on August 26, 2008.

As of September 30, 2009, the Company has accrued approximately $188,000 in professional fees, based on an agreement previously approved by shareholders which it anticipates will be paid upon execution of an amended investment advisory agreement related to corporate loans that will be submitted to shareholders for approval at a special meeting of the Company’s shareholders scheduled to be held on December 10, 2009.

Life Settlement Contracts

In September 2006, the Company entered into an agreement with Vibrant Capital Corporation (“Vibrant”), an unaffiliated entity, to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies are subsequently sold or paid off.  The Company is entitled to receive from Vibrant a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis, but the Company is not presently accruing such interest.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the agreement.

As of September 30, 2009, the carrying value of amounts invested was $392,000, which represents the estimated fair value for the seven (7) life insurance policies with an aggregate face value of $30,750,000. The Company’s cost on these policies is $2,900,689, including insurance premiums of $41,200 which were paid in the quarter ended September 30, 2009.  Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.  As of September 30, 2009, Vibrant had paid the premiums on the policies in the aggregate amount of $513,903.  The Company no longer expects Vibrant to make such payments on any of the policies for the life expectancy of the insured.  If an insured dies before the policy is resold, 50% of the death benefit proceeds of the policy will be paid to the insured party’s beneficiary, and the other 50% of the death benefit proceeds will be paid to the Company, to be distributed in accordance with the terms of the agreement.  The terms of the agreement with Vibrant presently entitles the Company to sell the policies at any time, in its sole discretion, provided however, that in order to effectuate any such sales the Company may need to obtain additional documentation from the insured or the record owner(s) of each policy. The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insurers, are as follows:

Year Ending June 30	Policy Premiums

2010 (nine months)	$1,026,000
2011	1,368,000
2012	1,368,000
2013	1,368,000
2014	1,368,000
Thereafter	5,763,000
$12,261,000

On April 2, 2009, the Company learned that the unaffiliated manager of its life insurance joint venture had been charged with securities fraud by the SEC. The SEC obtained a court order freezing the assets of the manager and other entities with which he was involved, including Vibrant, the corporate entity acting as the Company’s partner in its life settlement venture.  As of April 14, 2009, a trustee and a receiver were appointed to operate Vibrant.  The Company is presently working with the trustee and receiver (the “Receiver”)  and investigating potential opportunities to maximize the value of the Company’s interest in the life settlement contracts.

Utilizing a line of credit secured by certain assets of the Vibrant estate, the Receiver advanced certain premiums due under the various policies to keep them in full force and effect.  The Receiver engaged an independent specialist firm to service and market for sale all of the policies in the Vibrant estate.  The Receiver indicated that it was no longer able to advance premiums on the various policies.  As of September 30, 2009, all of the policies remained in full force and effect.

The Receiver has been unsuccessful in its attempts to secure a buyer for the Company’s policies and is currently in discussions with one party that has indicated an interest in purchasing the entire Vibrant estate.  As of October 2009, since the Receiver indicated it no longer had the funds to pay future premiums it wanted to engage in a sale to one of two buyers that had bid on the Vibrant policies.  The Receiver has indicated that this bid allocated approximately $792,000 of value to the policies owned by the Company, which will be reduced by expenses of the Receiver of approximately $400,000.

Based upon the current state of the life settlement market, the lack of liquidity at this time in this market due to the difficult credit conditions and the overall economy, the fact that these policies may have diminished value due to having been associated with Vibrant, and the Company’s previously stated decision to exit the life settlement area, the Company has reduced the fair value of its this asset to reflect the current anticipated recovery based on available information.  While management believes the policies may have an actuarial value that may be higher, the extenuating circumstances, in particular the need to pay future premiums or dispose of the investment quickly, warrants this adjustment.  This is an estimate based upon the information currently available.  The Company continues to pursue alternatives that will allow for a higher recovery.

Fair Value of Investments

Effective July 1, 2008, the Company adopted ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with ASC 820-10 (see Note 1).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of investments as of September 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$$22,957,197	$13,250	$-	$22,943,947

The following table’s present changes in investments that use Level 3 inputs for the three months ended September 30, 2009:

Three months ended September 30, 2009
Balance as of June 30, 2009	$26,400,402
Net unrealized gains (losses)	(1,904,501)
Net purchases, sales or redemptions	(1,551,954)
Net transfers in and/or out of Level 3	-
Balance as of September 30, 2009	$22,943,947

As of September 30, 2009, the net unrealized loss on the investments that use Level 3 inputs was $3,906,469.

3.

Debentures Payable to SBA

At September 30, 2009 and June 30, 2009 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	September 30, 2009	June 30, 2009	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
			$12,000,000	$12,000,000	$624,895

(1)

Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

In October 2009, Elk received written approval from the SBA that it had been granted a commitment for an additional $9,175,000 in SBA long term guaranteed debentures.

4.

Notes Payable

Banks

At September 30, 2009, the Company had credit lines with two (2) banks for lines of credit aggregating $472,000 of which $370,000 was outstanding.  The weighted average interest rate on the outstanding bank debt at September 30, 2009 was approximately 4.32% which represents an interest rate of 1% above the prime rate of interest designated by each bank. The credit line in the amount of $120,000 was extended to January 4, 2010.  The other credit line of $352,000 with $250,000 outstanding has been extended to January 31, 2010.  Both lines extend under the same terms and conditions.

Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “borrowing base” which is submitted for review to the SBA and the banks for periodic review.  The Company was in compliance with the terms and conditions of the “borrowing base” at September 30, 2009.

5.

Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock for the three months ended September 30, 2009, and 2008:

For the three months ended September 30, 2009
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2009 - September 30, 2009)	Not Declared

Total Preferred Stock Dividends Declared	$-	$-

	For the three months ended September 30, 2008
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2008 - September 30, 2008)	$0.28125	$84,375	10/09/08	10/09/08	10/15/08

Total Preferred Stock Dividends Declared	$0.28125	$84,375

The Company has not declared a preferred stock dividend for June 30, 2009 or September 30, 2009.   Dividends on preferred stock accrue whether or not they have been declared. As of September 30, 2009, dividends not declared and in arrears were $168,750.

6.

Financial Instruments

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values presented below have been determined by using available market information and by applying valuation methodologies.

Loans Receivable and Life Settlement Contracts

•

Loans receivable and life settlement contracts are recorded at their estimated fair value (see Note 2).

Investment Securities

•

The estimated fair value of publicly traded equity securities is based on quoted market prices and privately held equity securities are recorded at their estimated fair value (see Note 2).

Debt

•

The carrying value of the bank debt is a reasonable estimate of fair value as the interest rates are variable, based on prevailing market rates.

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of September 30, 2009 and June 30, 2009 were approximately $12,033,000 and $11,844,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments

7.

Related Party Transactions

The Company paid $335 which was offset by a refund of previous fees of $2,500 for a net refund of $2,165 compared to fees paid of $16,277 for the three months ended September 30, 2009 and 2008, respectively, for legal services provided by a law firm related to the chairman and other officers and directors of the Company (the “Law Firm”).

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to the Law Firm and to another entity in which an officer of the Company has a financial interest amounted to $74,875 and $74,035 for the three months ended September 30, 2009 and 2008, respectively.

The Company utilized a relative of an officer of the Company to perform part-time administrative services.  This individual was paid per hour for administrative work he performs for the Company.  For the three months ended September 30, 2009 and 2008, he was paid an aggregate of $0 and $8,456, respectively.

The Company pays printing fees to a company partially owned by an officer and stockholder of the Company.  An aggregate of $0 and $2,877 for the three months ended September 30, 2009 and 2008, respectively, was paid for these services.

8.

Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction which expired October 14, 2008 provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) fell below the fixed rate, Elk was obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rose above the fixed rate, the bank was obligated to pay Elk the differences in rates. For the three months ended September 30, 2009 and 2008, Elk incurred additional net interest expense of $0 and $28,612, respectively, due to the fluctuation of interest rates under these agreements.  As of September 30, 2009, the Company had no interest rate swaps outstanding.

9.

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 199 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of September 30, 2009, options to purchase an aggregate of 291,850 shares of Common Stock outstanding with 271,850 fully vested and 8,150 shares of common stock were available for future award under the 1999 Employee Plan.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of September 30, 2009, options to purchase an aggregate of 75,000 shares were issued and outstanding with 49,462 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan. Upon effectiveness of the Investment Management and Advisory Agreement with Velocity the Company will terminate the Director Plan.

Options Granted and Canceled

There were no options granted or canceled during either of the three month periods ended September 30, 2009 and 2008.

After adoption of ASC 718-10 (previously SFAS No. 123R, “Accounting for Stock-Based Compensation”)  (see Note 1), the fair value of the options granted amounted to $191,040 at September 30, 2009 and June 30, 2009, which is reflected as stock options outstanding in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the three months ended September 30, 2009 and 2008 was $1,450 and $7,821, respectively.  As of September 30, 2009, total deferred compensation related to unvested options was $27,725, which is expected to be recognized over a period of approximately one year.

The following tables summarize information about the transactions of both Stock option plans as of September 30, 2009:

Stock Options
	Number of Options	Weighted Average Exercise Price Per Share

Options outstanding at June 30, 2009	366,850	$3.90
Granted	-	-
Canceled	-	-
Expired	-	-
Exercised	-	-
Options outstanding at September 30, 2009	366,850	$3.90

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$4.50-$4.95	29,425	0.08 years	$4.70	29,425	$4.70
$5.56-$6.12	29,425	1.25 years	$5.81	29,425	$5.81
$3.60	13,888	3.64 years	$3.60	13,888	$3.60
$6.25	16,000	0.29 years	$6.25	16,000	$6.25
$5.28	80,000	3.66 years	$5.28	60,000	$5.28
$5.30	9,433	2.23 years	$5.30	9,433	$5.30
$4.50	20,000	3.03 years	$4.50	20,000	$4.50
$4.93	10,141	2.61 years	$4.93	10,141	$4.93
$1.78	25,538	4.60 years	$1.78	-	$1.78
$2.36	133,000	4.03 years	$2.36	133,000	$2.36
$1.78-$6.25	366,850	3.13 years	$3.90	321,312	$3.90

An Investment Advisory and Management Agreement has been submitted to shareholders for approval, pursuant to which Velocity will act as an adviser on the Company’s portfolio of corporate loans, subject to approval of the shareholders.  Upon effectiveness of that agreement, the Company will make no further grants under its stock option plans.

10.

Financial Highlights

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Year Ended June 30, 2009

Net share data
Net asset value at the beginning of the period	$3.40	$5.06	$5.06
Net investment loss	(0.25)	(0.09)	(0.86)
Net realized and unrealized losses on investments	(0.63)	(0.04)	(0.73)
Net decrease in net assets from operations	(0.88)	(0.13)	(1.59)
Distributions to Stockholders (4)	-	(0.03)	(0.07)
Total decrease in net asset value	(0.88)	(0.16)	(1.66)
Net asset value at the end of the period	$2.52	$4.90	$3.40
Per share market value at beginning of period	$1.63	$3.01	$3.01
Per share market value at end of period	$0.78	$3.25	$1.63
Total return (1)	(52.2%)	8.0%	(43.5%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$10,058	$16,920	$14,371
Total expense ratio (3)	43.8%	41.6%	43.7%
Net investment loss to average net assets (5)	(33.7%)	(7.1)%	(20.5%)

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

(5)

Annualized for interim periods.

11.

Subsequent Events

The Company has evaluated subsequent events that have occurred through November 16, 2009, the date of the financial statements issuance.

Subsequent to September 30, 2009, the Company received a commitment from the SBA for $9,175,000 long term guaranteed debentures (see Note 3).

In addition, the Company extended its bank loan agreements through January 2010 (see Note 4).

On November 12, 2009, the Company and Elk entered into an amended and restated employment agreement with Michael Feinsod, the Company’s President and Chief Executive Officer and Elk’s Senior Vice-President (the “Feinsod Agreement”) and amendments to the employment agreements with Gary Granoff, the Company’s Chief Financial Officer, Ellen Walker, the Company’s Executive Vice President and Lee Florenza, the Company’s Senior Vice President (each, an “Amendment”).

Pursuant to the Feinsod Agreement, Mr. Feinsod will continue to serve as President and Chief Executive Officer of the Company and Senior Vice President of Elk until August 31, 2010, and one year thereafter, unless the Company notifies Mr. Feinsod of its intention not to renew the employment agreement in accordance with its terms, and unless the Feinsod Agreement is terminated earlier in accordance with its terms.   For the period from November 12, 2009 through August 31, 2010, Mr. Feinsod will receive a base salary equal to $376,800 payable on an annualized basis.  If applicable, for the period commencing September 1, 2010 through August 31, 2011, Mr. Feinsod’s base salary will be increased by the greater of four percent (4%) or the increase in the Consumer Price Index during such year.  Mr. Feinsod will also receive an annual bonus in the sole discretion of the Company’s board of directors.

Mr. Feinsod is also entitled to receive an aggregate of $32,500 per annum for reimbursement of certain expenses set forth in the agreement as well as reimbursement for all business expenses reasonably incurred by him in the performance of his duties as well as up to $20,000 per annum, subject to certain increases, for Mr. Feinsod’s family health insurance.  The Company will continue to make regular contributions to Mr. Feinsod’s SEP IRA account.

The agreement also provides for compensation to be paid to Mr. Feinsod if he is terminated prior to the expiration of his employment term, the amount of which varies depending upon the nature of the termination.

Pursuant to the Granoff Amendment, Mr. Granoff will agree to continue serving as Chief Financial Officer of the Company and Elk through June 30, 2010 (instead of the September 30, 2009 date as in effect prior to the Granoff Amendment). However, that if the Company and Elk exercise their right to employ a qualified person to replace Mr. Granoff as Chief Financial Officer at any time prior to June 30, 2010, Mr. Granoff will step down as Chief Financial Officer without any reduction in compensation.  Pursuant to the Granoff Amendment, Mr. Granoff’s salary for the fiscal year ending June 30, 2010 will be reduced by $40,000 and an additional $33,725 of Mr. Granoff’s base salary for such fiscal year will be paid on a deferred basis in $11,241.66 installments during the next succeeding three fiscal years.  Accordingly, Mr. Granoff will be entitled to receive a base salary of $391,275 during the 2009/2010.  Mr. Granoff also waived payment of the Company’s contribution to his SEP IRA account for the period commencing October 1, 2009 and ending September 30, 2010. The Company also assigned ownership of a life insurance policy insuring to Mr. Granoff.

Pursuant to the Walker and Forlenza Amendments, Ms. Walker and Mr. Forlenza waived payment of the Company’s contribution to their respective SEP IRA accounts for the period commencing October 1, 2009 and ending September 30, 2010.  The Company also agreed to continue to pay premiums on Ms. Walker’s disability insurance policies.

The foregoing descriptions of the Feinsod Agreement and the Granoff, Walker and Forlenza Amendments, do not purport to describe all of the terms of such agreement or amendments and are qualified in their entirety by reference to the complete text thereof, which were filed as exhibits to the Current Report on Form 8-K of the Company, filed with the Commission on November 16, 2009.

12.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The Company does not expect adoption of FASB ASU 2009-12 to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company does not expect adoption of FASB ASU 2009-05 to have a material impact on its financial condition or results of operations.

In June 2009, FASB issued ASC 105, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”)). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of the provisions of ASC 810 will have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  It eliminates the QSPEs concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company does not expect the adoption of the provisions of ASC 860 will have a material impact on our financial condition and results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes therewith appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Commission by the Company on September 28, 2009 and which is available on the Company’s web site at www.ameritranscapital.com.

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

Effective July 1, 2008, the Company adopted ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands the application of fair value accounting for investments.

Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans are carried at the estimated fair value adjusted for estimated cost of disposal.  Losses incurred at the time of foreclosure are charged to the unrealized depreciation on loans receivable.  Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk’s business historically consisted of originating and servicing loans collateralized by New York City, Boston, Chicago and Miami taxi medallions, but Elk also makes loans to and investments in other diversified businesses.  Since completing the sale of the medallion portfolio, most of the Company’s net interest income has been generated from its Corporate and commercial loans. Historically, Elk’s earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk’s banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized appreciation or depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management’s estimate of the fair value, as approved by the Board of Directors.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Total Investment Income

The Company’s investment income for the three months ended September 30, 2009 decreased $1,205,703, or 83%, to $253,758, as compared to the three months ended September 30, 2008.  The decrease in investment income between the periods can be attributed to lower interest rates charged on the total loan portfolio for the quarter, and an overall decrease in the size of the Company’s loan receivable portfolio due to the sale of substantially all of the Company’s taxicab medallion portfolio.  The recognition of realized loss of interest income of $222,307 which primarily reflected the write off of interest on life settlement.

Medallion loans outstanding as of September 30, 2009 decreased by $27,104,846, or approximately 99%, to $318,700, as compared with September 30, 2008.  The interest rate earned on medallion loans decreased in 2009 as compared with the prior year, which coupled with the decline in portfolio size, lead to a decrease in medallion income for the quarter September 30, 2009 of approximately $626,000 as compared to the same period September 30, 2008.

Commercial Loans as of September 30, 2009 decreased by $2,588,322, or 20%, to $10,497,013, as compared with September 30, 2008.  This decrease in Commercial Loans outstanding was partially offset by stronger performance in the remaining portfolio, interest rate floors and collection of past due interest.

Corporate Loans outstanding as of September 30, 2009 decreased by $2,589,004, or 19%, to $10,943,000, as compared with the three months ended September 30, 2008.  The interest rate earned on Corporate Loans decreased in 2009, as compared with the prior year, primarily due to decreases in LIBOR.  This LIBOR decrease was partially offset by higher rates earned on loans originated in this fiscal year, the use of LIBOR “floors” in loan agreements, and further offset by increases in rates on existing loans due to covenant resets.  The decrease in loans outstanding and amortization on other corporate loans was due to a sale of a loan and a fair value adjustment of a loan of approximately $670,000.

Life settlement contracts outstanding decreased by $2,519,296 as of September 30, 2009, or 86%, as compared with the three months ended September 30, 2008.  This investment has stopped accruing interest and a fair value adjustment downward of approximately $2,500,000 has been made to reflect the value of the investment.   The reduction in interest income for the three months ended September 30, 2009 was approximately $87,000. (See Note 2 of the consolidated financial statements).

Operating Expenses

Interest expense for the three months ended September 30, 2009 decreased $321,019, or 66%, to $166,260, as compared to the three months ended September 30, 2008.  This decrease was primarily due to the substantial reduction in bank debt outstanding when compared with the three months ended September 30, 2008.

Salaries and employee benefits for the three months ended September 30, 2009 decreased $33,805 to $450,156, or approximately 7%, when compared to the three months ended September 30, 2008.  This decrease reflects the reduction in payroll for an outsourced controller partially offset by increases due under various employment agreements.

Occupancy costs for the three months ended September 30, 2009 were $74,875 which has not materially changed when compared with three months ended September 30, 2008.

Professional fees for the three months ended September 30, 2009 decreased $181,096 to $253,838, or approximately 42%, when compared to the three months ended September 30, 2008.  Accounting fees for internal controls decreased approximately $101,000 to $30,000 when compared to the three months ended September 30, 2008.  In 2008 documentation with regard to controls was being improved, therefore considerably more fees were spent on implementation.  Legal fees to non-related parties decreased approximately $113,000 to $40,000 when compared to the three months ended September 30, 2008.  Through better management of professional resources, the Company reduced the costs of preparing its SEC filings. . Audit fees decreased approximately $26,000 to $48,000 when compared to the three months ended September 30, 2008.  This decrease was due to a reduction in audit fees attributable the Company’s smaller portfolio.  These decreases were partially offset by increases in legal fees for Vibrant life services and consulting fees.  Miscellaneous administrative expenses decreased $120,950, or 49%, when compared with the three months ended September 30, 2008.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net assets from operations decreased to $2,973,998, for the three months ended September 30, 2009 as compared to $478,606, for the three months ended September 30, 2008.   The decrease in net assets from operations between the periods was attributable primarily to decreases in interest income and increased operating expenses discussed above.  The decrease in assets from operations was also significantly impacted by a reduction in the fair value of certain investments in the Company’s portfolio due to the write down of the Company’s life settlement investments of approximately $1,400,000 and write down of the fair value of a corporate loan of approximately $686,000 to reflect the restructuring of investments.  The write off of interest income for $220,000 was related to the life settlement investments.  The Company incurred a realized loss on foreclosure and sale of an asset acquired of approximately $212,000.  Dividends for Participating Preferred Stock were not declared for the three months ended September 30, 2009.  For three months ended September 30, 2008 dividends for Participating Preferred Stock were $84,375.

Financial Condition at September 30, 2009 and June 30, 2009

Assets and Liabilities

Total assets decreased $3,174,089, to $25,112,067, at September 30, 2009 as compared to June 30, 2009 total assets of $28,286,156. This decrease was primarily due to a decrease in investments of $3,452,271, partially offset by an increase in cash and equivalents of $308,209.  Total liabilities decreased during the quarter by $201,541, primarily due to a reduction of interest payable of $158,808, and a reduction in other liabilities of $42,733.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At September 30, 2009, approximately 3% of Elk’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 3.9% to 4.5%, whereas approximately 92% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. At September 30, 2009, the Company had available $472,000 of credit lines from its banks, of which $102,000 was available to draw down as of that date, subject to limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of funds.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after September 30, 2009, premium payments due through the life expectancy of the insured are approximately $6,498,000 over the next five years and $5,763,000 thereafter (see Note 2 of the consolidated financial statements).

In October, 2009, Elk received written approval from the SBA that it had been granted a commitment for an additional $9,175,000 in SBA long term guaranteed debentures.

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

Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The Company does not expect adoption of FASB ASU 2009-12 to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company does not expect adoption of FASB ASU 2009-05 to have a material impact on its financial condition or results of operations.

In June 2009, FASB issued ASC 105, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”)). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of the provisions of ASC 810 will have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  It eliminates the QSPEs concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The Company does not expect the adoption of the provisions of ASC 860 will have a material impact on our financial condition and results of operations.

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

The Company values its investment portfolio at fair value as determined in good faith by the Company’s Board of Directors in accordance with the Company’s valuation policy.  Unlike certain lending institutions, the Company is not permitted to establish reserves for loan losses.  Instead, the Company must value each individual investment and portfolio loan on a quarterly basis.  The Company records unrealized depreciation on investments and loans when it believes that an asset has been impaired and full collection is unlikely.  Without a readily ascertainable market value, the estimated value of the Company’s portfolio of investments may differ significantly from the values that would be placed on the investment portfolio if there existed a ready market for the investments.  The Company adjusts the valuation of the portfolio quarterly to reflect the Board of Directors’ estimate of the current fair value of each component of the portfolio.  Any changes in estimated fair value are recorded in the Company’s statement of operations as net unrealized appreciation or depreciation on investments.

In addition, the illiquidity of our investment portfolio may adversely affect our ability to dispose of investments at times when it may be advantageous for us to liquidate such investments.  Also, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $45,581 at September 30, 2009. This is comprised of a 1% change in two components, loans receivable of $18,602,347 at variable interest rate terms, and $370,000 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures ( as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officerconcluded that our disclosure controls and procedures were effective as of September 30, 2009

Because of their inherent limitations, disclosure controls and procedures may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On November 2, 2009, Elk executed a fixed rate promissory note with Bank Leumi USA (the “Leumi Note”) to extend its current line of credit in the principal amount of $120,000 to January 4, 2010 at an interest rate of 3.70%.  As part of the agreement, Elk must maintain a certificate of deposit in the amount of $120,000.

On October 31, 2009, Elk executed an agreement to extend its line of credit with Israel Discount Bank in the principal amount of $250,000 to January 31, 2010 at an interest rate of 1% over the bank’s prime rate of interest.  The credit line was reduced from $352,000 and is currently fully drawn upon.

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)

Exhibits

10.1

Executed Fixed Rate Promissory Note dated November 2, 2009 between Elk Associates Funding Corp. and Bank Leumi USA.  (attached hereto)

10.2

Executed Demand Grid  Promissory Note dated April 30, 2009 between Elk Associates Funding Corp. and Israel Discount Bank of New York as amended as of October 31, 2009 and extended to January 31, 2010  (attached hereto)

31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (attached hereto)

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

AMERITRANS CAPITAL CORPORATION

Dated:  November 16, 2009

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President