Form 10-Q
period 2009-12-31
AMERITRANS CAPITAL CORP
filed 2010-02-16
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

☐	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a small reporting company.)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of February 4, 2010 was 3,395,583. The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock outstanding as of February 4 , 2010 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	December 31, 2009	June 30, 2009
	(unaudited)
Assets

Investments at fair value (cost of $27,328,913 and $28,769,396, respectively):
Non-controlled/non-affiliated investments	$22,494,839	$25,080,451
Non-controlled affiliated investments	711,000	711,000
Controlled affiliated investments	607,063	618,017
Total investments at fair value	23,812,902	26,409,468

Cash and cash equivalents	10,896,740	885,434
Accrued interest receivable	413,240	540,213
Assets acquired in satisfaction of loans	28,325	28,325
Furniture, equipment and leasehold improvements, net	119,140	130,217
Deferred loan costs, net	437,586	146,096
Prepaid expenses and other assets	107,562	146,403

Total assets	$35,815,495	$28,286,156

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

LIABILITIES AND NET ASSETS

	December 31, 2009	June 30, 2009
Liabilities and Net Assets	(unaudited)

Liabilities:
Debentures payable to SBA	$21,175,000	$12,000,000
Notes payable, other	2,025,000	-
Notes payable, banks	370,000	370,000
Accrued expenses and other liabilities	546,052	562,149
Accrued interest payable	223,583	210,165

Total liabilities	24,339,635	13,142,314

Commitments and contingencies (Notes 2, 3, 4 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 9)	(2,269)	(29,166)
Stock options outstanding (Note 9)	191,040	191,040
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(9,866,745)	(7,327,949)
Net unrealized depreciation on investments	(3,516,011)	(2,359,928)
Total	11,545,860	15,213,842
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	11,475,860	15,143,842

Total liabilities and net assets	$35,815,495	$28,286,156

Net asset value per common share (Note 5)	$2.32	$3.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Investment income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$436,539	$864,110	$674,063	$2,208,647
Non-controlled affiliated investments	-	3,825	-	8,105
Controlled affiliated investments	11,691	13,454	23,545	43,549
	448,230	881,389	697,608	2,260,301
Fees and other income	36,358	89,355	40,740	169,904
Total investment income	484,588	970,744	738,348	2,430,205
Expenses:
Interest	181,154	266,095	347,413	753,374
Salaries and employee benefits	464,256	787,998	914,412	1,271,959
Occupancy costs	70,978	79,239	145,853	153,274
Professional fees	301,773	355,039	510,611	789,973
Directors fees and expenses	18,548	18,461	49,346	50,478
Advisory Fee	268,932	49,395	313,932	49,395
Other administrative expenses	180,515	171,258	305,633	417,326
Total expenses	1,486,156	1,727,485	2,587,200	3,485,779
Net investment loss	(1,001,568)	(756,741)	(1,848,852)	(1,055,574)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(463,550)	(497,482)	(689,944)	(484,334)
Non-controlled affiliated investments	-	-	-	-
Controlled affiliated investments	-	-	-	8,315
	(463,550)	(497,482)	(689,944)	(476,019)
Net unrealized appreciation (depreciation) on investments	744,234	(53,174)	(1,156,083)	(254,410)
Net realized/unrealized gain (losses) on investments	280,684	(550,656)	(1,846,027)	(730,429)
Net decrease in net assets from operations	(720,884)	(1,307,397)	(3,694,879)	(1,786,003)
Distributions to preferred shareholders	-	(84,375)	-	(168,750)
Net decrease in net assets from operations available to common shareholders	$(720,884)	$(1,391,772)	$(3,694,879)	$(1,954,753)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.21)	$(0.41)	$(1.09)	$(0.58)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the six months ended
	December 31, 2009	December 31, 2008
	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations:
Net investment loss	$(1,848,852)	$(1,055,574)
Net realized loss from investments	(689,944)	(476,019)
Unrealized depreciation on investments	(1,156,083)	(254,410)

Net decrease in net assets resulting from operations	(3,694,879)	(1,786,003)

Shareholder distributions:
Distributions to preferred shareholders	-	(168,750)

Capital share transactions:
Stock options compensation expense	26,897	57,269

Net increase (decrease) in net assets resulting from capital shares transactions and shareholder distributions	26,897	(111,481)

Total decrease in net assets	(3,667,982)	(1,897,484)

Net assets:
Beginning of period	15,143,842	20,798,292

End of period	$11,475,860	$18,900,808

Net assets per preferred	$3,600,000	$3,600,000
Net assets per common	$7,875,860	$15,300,808

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	December 31, 2009	December 31 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(3,694,879)	$(1,786,003)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	38,061	35,612
Deferred compensation	26,897	57,269
Net realized losses on investments	689,944	476,019
Net unrealized depreciation on investments	1,156,083	254,410
Portfolio Investments	(2,057,564)	(4,775,126)
Proceeds from principal receipts, sales, maturity of investments	2,808,102	34,232,065
Changes in operating assets and liabilities:
Accrued interest receivable	126,973	5,910
Prepaid expenses and other assets	38,841	214,446
Deferred Loan Cost	(314,243)	-
Accrued expenses and other liabilities	(16,097)	(279,029)
Accrued interest payable	13,418	(50,492)
Total adjustments	2,510,415	30,171,084
Net cash provided by (used in) operating activities	(1,184,464)	28,385,081
Cash flows from investing activities:
Purchases of furniture and equipment	(4,230)	(1,688)
Net cash used in investing activities	(4,230)	(1,688)
Cash flows from financing activities:
Repayment of note payable, related parties	-	(100,000)
Proceeds from debentures	9,175,000	2,750,000
Proceeds from note payable, other	2,025,000	-
Repayment of notes payable, banks	-	(30,245,697)
Dividends paid	-	(168,750)
Net cash provided by (used in) financing activities	11,200,000	(27,764,447)
Net increase in cash and cash equivalents	10,011,306	618,946
Cash and cash equivalents:
Beginning of period	885,434	665,893
End of period	$10,896,740	$1,284,839

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$333,995	$803,866

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of December 31, 2009 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (1.95%) (5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	$25,810	$25,810	$25,810
Chicago Taxicab Medallions	2 Medallion Loans 7.83% Weighted Average Rate	46,813	46,813	46,813
Florida Taxicab	2 Medallion Loans 9.34% Weighted Average Rate	151,361	151,361	151,361
			223,984	223,984
Commercial Loans Receivable (80.19%) (5)
PPCP Inc. Computer Software	Business Loan 8.0%, due 1/10	36,691	36,691	-
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 6/11	19,223	19,223	19,223
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	2,422	2,422	2,422
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	14,416	14,416	14,416
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	11,985	11,985	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 10.5%, due 4/10	38,317	38,317	38,317
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 10.5%, due 5/10	40,328	40,328	40,328
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 11/10	300,000	300,000	300,000
Mi Tren Greenlawn, Inc. (7) Retail Fast Food	Subordinate Real Estate Mortgage 10.75%, due 2/11	24,967	24,967	24,967
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	914,434	914,434	914,434
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 9/10	12,760	12,760	12,760
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.0%, due 9/11	1,911,500	1,911,500	1,911,500
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.78%, due 12/13	304,200	304,200	304,200
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 11.5%, due 7/12	602,319	602,319	602,319
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 11.0%, due 10/08	1,648,181	1,648,181	1,403,280
Mountain View Bar & Grill Inc. (7) Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	199,736	199,736	87,750
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	38,431	38,431	22,960
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of December 31, 2009 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	275,002	275,002	275,002
CMCA, LLC #2 (3)(7) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc.(7) Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan -%, due 12/11	361,609	361,609	361,609
PWT Holdings Inc Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	433,224	433,224	433,224
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.9%, due 10/13	325,064	325,064	325,064
Other Miscellaneous Loans (6)		146,559	146,559	125,565
	Total Commercial Loans		9,803,989	9,203,036
Corporate Loans Receivable (110.25%) (5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 8.25%, due 3/12	2,057,566	2,057,566	2,057,566
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 6/13	1,560,174	1,560,174	1,560,174
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, due 7/13	1,950,051	1,950,051	1,320,060
Centaur LLC Gaming	Term Loan, First Lien 11.25%, due 10/12	1,361,035	1,361,035	1,246,423
Learning Care Group Inc Private Education	Term Loan, First Lien 8.0%, due 6/15	953,412	953,412	984,999
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.0%, due 8/15	1,444,429	1,444,429	1,481,251
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 8.0%, due 10/12	1,159,185	1,159,185	1,165,026
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 10.03%, due 6/13	876,786	876,786	876,786
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	1,000,000	980,140	980,000
Fairway Group Holdings Corp. Diversified Supermarkets	Term Loan, First Lien 12.0%, Due 1/15	1,000,000	970,180	980,000
	Total Corporate Loans		13,312,958	12,652,285
	Total loans receivable		23,340,931	22,079,305
Life Insurance Settlement Contracts (8.12%) (5)
Vibrant Capital Corp. (J.V. #1) (4)	5 life insurance policies, aggregate face value of $20,909,809		2,543,055	931,297

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of December 31, 2009 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Equity Investments (6.95%) (5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	-
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	27,558
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	7,480
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	6% LLC Interest		700,000	700,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,066
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500
Alpha Media Group Inc. Publishing	1,040 Shares of Common Stock 139 Shares of Preferred Stock		-	-
	Total equity investments		1,444,927	802,300
	Total investments		$27,328,913	$23,812,902

(1)   Unless otherwise noted, all investments are collateral for the Notes payable, banks (see Note 6 to the consolidated financial statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of December 31, 2009, we own 5% or more of the portfolio company’s outstanding voting securities.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2009
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (2.36%) (5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	$26,173	$26,173	$26,173
Chicago Taxicab Medallions	3 Medallion Loans 7.83% Weighted Average Rate	84,309	84,309	84,309
Florida Taxicab	2 Medallion Loans 9.34% Weighted Average Rate	252,129	252,129	246,218
			362,611	356,700
Commercial Loans Receivable (74.57%) (5)
A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	75,050	75,050	75,050
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,499	16,499	-
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	24,454	24,454	24,454
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,072	3,072	3,072
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	19,262	19,262	19,262
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	665	665	665
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,185	12,185	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	53,237	53,237	53,237
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	98,481	98,481	98,481
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc . (7) Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	54,616	54,616	54,616
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	437,230	437,230	437,230
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	173,140	173,140	173,140
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,939,947	1,939,947	1,939,947
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	331,473	331,473	331,473
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	632,414	632,414	632,414
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,561	155,561	155,561
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,713,280	1,713,280	1,463,280

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

(1)   Unless otherwise noted, all investments as collateral for the Notes payable, banks (see Note 6 to the consolidated financial statements).

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information at and for the three months and six months ended December 31, 2009 and 2008 are unaudited

1.   Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of December 31, 2009, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three and six month periods ended December 31, 2009 and 2008 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission.

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

The Company categorizes its investments into five security types:  1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements; 4) Equity Investments; and 5) Medallion Loans Receivable.   For a more detailed description of these investment categories please see the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Commission by the Company on September 28, 2009 and which is available on the Company’s web site at www.ameritranscapital.com .

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“ECC”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”).  All significant inter-company transactions have been eliminated in consolidation.

ECC is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At December 31, 2009 EAF was not operating any assets.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2009/2010, the Company intends to make the required distributions to its stockholders, therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal years presented.  The Company’s tax returns for fiscal years ended 2006 through 2009 are subject to examination by federal, state and local income tax authorities.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  As of December 31, 2009, no shares have been purchased under the Plan.

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

Stock Options

The Company adopted ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”) and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required.  Stock-based employee compensation costs in the form of stock options will be reflected in net increase (decrease) in net assets from operations for grants made including and subsequent to January 1, 2006 only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, no compensation cost was recognized under these plans, as the Company followed the disclosure-only provisions under guidance at that time.

The Company elected the modified prospective transition method for adopting ASC 718-10.  Under this method, the provisions of ASC 718-10 apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 9).   The Stock Option Plans expired on May 21, 2009.  The Company has chosen not to renew the plans.

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

2.   Investments

The following table shows the Company’s portfolio by security type at December 31, 2009 and June 30, 2009:

	December 31, 2009			June 30, 2009
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Medallion Loans	$223,984	$223,984	1.0%	$362,611	$356,700	1.3%
Commercial Loans	9,803,989	9,203,036	38.6%	12,094,430	11,293,132	42.8%
Corporate Loans	13,312,958	12,652,285	53.1%	12,007,939	12,193,255	46.2%
Life Settlement Contracts	2,543,055	931,297	3.9%	2,859,489	1,764,081	6.7%
Equity Securities	1,444,927	802,300	3.4%	1,444,927	802,300	3.0%
Total	$27,328,913	$23,812,902	100.0%	$28,769,396	$26,409,468	100.0%

1)   Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of December 31, 2009 and June 30, 2009:

	Percentage of Portfolio at
	December 31, 2009	June 30, 2009
Assisted Living Facilities	-	3.4%
Broadcasting/Telecommunications	8.0%	7.3%
Commercial Construction	11.7%	11.6%
Construction and Predevelopment	7.2%	6.5%
Debt Collection	2.1%	2.0%
Education	8.3%	3.7%
Gaming	5.2%	5.2%
Gasoline Distribution	2.5%	2.4%
Laundromat	1.4%	1.3%
Life Insurance Settlement	3.9%	6.7%
Manufacturing	16.5%	15.5%
Office Water Systems	1.8%	1.9%
Printing/Publishing	5.5%	7.3%
Processing Control Instruments	4.9%	6.6%
Residential Mortgages	-	1.8%
Restaurant/Food Service	13.3%	9.5%
Sanitaryware Distributor	1.5%	4.4%
Supermarkets	4.1%	-
Industries less than 1%	2.1%	2.9%
TOTAL	100.0%	100.0%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $4,222,088 and $4,952,769 as of December 31, 2009 and June 30, 2009, respectively.  These loans are either fully or substantially collateralized and are in some instances personally guaranteed by the debtor.  Included in the total non-performing loans is $3,245,036 and $3,249,070 at December 31, 2009 and June 30, 2009, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlining collateral.  The following table sets forth certain information regarding performing and non-performing loans as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Loans receivable	$22,079,305	$23,843,087
Performing loans	17,857,217	18,890,318
Nonperforming loans	$4,222,088	$4,952,769
Nonperforming loans:
Accrual	$977,052	$1,703,699
Nonaccrual	3,245,036	3,249,070
	$4,222,088	$4,952,769

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 4).

On October 29, 2008 the Company completed the sale of substantially all of the Company’s taxicab medallion portfolio to Medallion Financial Corp. and Medallion Bank, pursuant to that certain loan portfolio sale and purchase agreement dated as of July 16, 2008, as amended October 17, 2008 and further amended October 20, 2008 (the “Loan Purchase Agreement”). Ameritrans utilized cash on hand and all of the net proceeds from this transaction in the amount of $25,883,820 to fully pay down its existing bank indebtedness.  Except for costs in the amount of approximately $340,000, relating to disposal of the assets, there was no gain or loss realized on this transaction as the taxi medallion portfolio was sold at par value.  The loan Purchase Agreement was approved by the Company’s shareholders on August 26, 2008.

As of December 31, 2009 the Company has accrued approximately $232,000 in professional fees, in connection with an investment advisory and management agreement related to Corporate Loans, which was approved by the shareholders on December 10, 2009 (the “Advisory Agreement”).  The Company anticipates this will be paid upon execution of an amendment to said agreement, providing such additional fees, that will be submitted to shareholders for approval at a meeting of the Company’s shareholders expected to be held in March, 2010.  Pursuant to the Advisory Agreement, in future periods, the Company will pay a pro rated annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter.  The Advisory Agreement also provides for an Income Based and Capital Gains fee as described therein.

Pursuant to the Advisory Agreement, Velocity Capital Advisors serve as the non-discretionary investment adviser to the Company with respect to the investment in (A) below investment grade (i) senior loans and notes, and (ii) subordinated notes, and (B) any other debt instruments to which the parties mutually agree ((A) and (B) which are generally collectively referred to as “Corporate Loans) and (C) incidental equity investments received in connection with the investment in the Debt Portfolio (“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of the Board and the review and recommendation of the Company’s VCA investment committee.

At such time as the Velocity Assets exceed $75 million (and unless the Adviser has otherwise terminated the exclusivity obligations of the Company in accordance with the Advisory Agreement), the Adviser’s services under the Advisory Agreement will be exclusive with respect to the Velocity Assets and assets similar to the Velocity Assets.  The Advisory Agreement may be terminated at any time, without payment of a penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Adviser.  The Advisory Agreement will automatically terminate in the event of its assignment by the Adviser.

Life Settlement Contracts

In September 2006, the Company entered into an agreement with Vibrant Capital Corporation (“Vibrant”), (the “Vibrant Agreement”), an unaffiliated entity, to purchase life insurance policies owned by unrelated individuals. Under the terms of the Vibrant Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold or a death benefit payment was made.  Pursuant to the Vibrant Agreement, the Company was entitled to receive from Vibrant a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies were to be distributed, net of direct expenses, as defined in the Vibrant Agreement.

In April, 2009, the Company learned that the manager of Vibrant had been charged with various violations of securities laws by the SEC.  The SEC obtained a court order freezing the assets of the manager and other entities with which he was involved, including Vibrant (the “Receivership Estate”).  As of April 14, 2009, a trustee and a receiver (the “Receiver”) were appointed to operate Vibrant.  Throughout calendar 2009, the Company worked with the Receiver and investigated potential opportunities to maximize the value of the Company’s interest in the life insurance contracts.

Initially, the Company made certain contributions to the payment of the premiums in order to keep the policies in full force and effect and preserve their value.  Thereafter, utilizing a line of credit secured by certain assets of the Receivership Estate, the Receiver advanced premiums due under certain policies to keep the policies in full force and effect.  The Receiver engaged an independent specialist firm to service and market for sale all of the policies in the Receivership Estate..    In October 2009, the Receiver indicated it no longer had the funds available to pay future premiums and that it wanted to engage in a sale to one of two buyers that had indicated an interest in purchasing the Receivership Estate.  Subsequently, both buyers determined not to complete a transaction.  Following discussions with the Receiver, the Company negotiated an agreement (the “Purchase Agreement”), which among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions and court approval.

Pursuant to the Purchase Agreement:

1)  The Company acquired all of the rights to and title and interest in, ten (10) life insurance policies (7 of which had been previously included in the Joint Venture), with an aggregate death benefit of $28,159,809, including one policy that had lapsed but could be possibly reinstated on appeal to the insurer.

2)  The Company agreed to pay the Receiver $30,000 to cover certain expenses;

3)  The Company agreed to pay the Receivership Estate 20% of all recoveries until such time as the Company has recouped approximately $2.1 million plus the amount of any premiums paid following the date of the Purchase Agreement;

4)  The Company agreed to pay the Receivership Estate 50% of all recoveries above the amounts described in Item 3 above;

5)  The Company agreed with the Receiver to enter into a settlement agreement with respect to the division of the proceeds from the rescission of one of the original Joint Venture policies, whereby the Company would receive $109,857;

6)  The Company agreed to the cancellation of certain claims the Company had against the Receivership Estate for premiums advanced since April 2, 2009;

7)  The Company and the Receivership Estate agreed that the Joint Venture Agreement would be cancelled, terminated and have no further effect; and

8)  Despite the percentage interest of the Receiver in any recovery, the Company reserved the right, in its sole discretion, to continue to fund premium payments or let any or all of the policies lapse.

The Purchase Agreement was dated December 18, 2009 and approved by the court on January 8, 2010.

Subsequent to court approval, the Company learned that certain of the policies had lapsed due to non-payment of premiums. As of December 31, 2009, the Company owned a total of five (5) policies with an aggregate death benefit of $20,909,809 which remained in full force and effect.

As of December 31, 2009, the fair value of the policies owned by the Company was $931,297, which represents the estimated fair value for the five (5) life insurance policies with an aggregate face value of $20,909,809. The Company’s cost on these policies to date is $2,543,055, including insurance premiums of $63,500 which were paid in the quarter ended December 31, 2009.  Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.  As of December 31, 2009, Vibrant had paid the premiums on the policies in the aggregate amount of $513,903.  The Company no longer expects Vibrant to make any further premium payments and pursuant to the Purchase Agreement the Company has no duty to remit, any premium payments.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2010 (six months)	$411,425
2011	822,850
2012	822,850
2013	822,850
2014	822,850
thereafter	2,527,300
$6,230,125

Based upon the current uncertain state of the life settlement market, the lack of liquidity at this time in this market due to the difficult credit conditions and the overall economy, the fact that these policies may have diminished value due to having been associated with Vibrant, and the Company’s previously stated decision to exit the life settlement area, the Company has adjusted the fair value of these policies to reflect the current anticipated recovery based on estimated actuarial values that take into account the various factors discussed above.   This is an estimate based upon the information currently available.  The Company continues to pursue alternatives that could allow for a higher recovery.

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

The following table presents fair value measurements of investments as of December 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$23,812,902	$9,066	$-	$23,803,836

The following table’s present changes in investments that use Level 3 inputs for the six months ended December 31, 2009:

Six months ended December 31, 2009
Balance as of June 30, 2009	$26,400,402
Net unrealized gains (losses)	(1,156,083)
Net purchases, sales or redemptions	(1,440,483)
Net transfers in and/or out of Level 3	-
Balance as of December 31, 2009	$23,803,836

As of December 31, 2009, the net unrealized loss on the investments that use Level 3 inputs was $3,158,050.

3.

Debentures Payable to SBA

At December 31, 2009 and June 30, 2009 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	December 31, 2009	June 30, 2009	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	(2)	9,175,000	-	-
			$21,175,000	$12,000,000	$624,895

(1)    Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

(2)    Interest rate to be established on March 23, 2010.  The long term ten (10) year interest rate will be determined at pooling based upon the then current ten (10) year rate for United States Treasury Notes, as adjusted  for certain fees and other items.  The interim interest rate is 0.87% per annum.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

Pursuant to SBA’s issuance of leverage in the form of debentures in the aggregate of $9,175,000, Elk submitted an application to draw the full amount of the awarded fiscal year 2009 commitment. SBA approved the leverage request and on December 2, 2009, Elk received the disbursement of $9,175,000 from the long term guaranteed debenture, and paid fees totaling $314,243 in accordance with SBA regulation.  The net proceeds of the draw were $8,952,506.

4.    Notes Payable

Banks

At December 31, 2009, the Company had credit lines with two (2) banks for lines of credit aggregating $370,000 of which $370,000 was outstanding.  The weighted average interest rate on the outstanding bank debt at December 31, 2009 was approximately 4.31% which represents an interest rate of 1.0% above the prime rate of interest designated by each bank. The credit line in the amount of $120,000 was extended to July 6, 2010.  The credit line of $250,000 was increased to $352,000 and has been extended to June 30, 2010.  Both lines extend under the same terms and conditions.

Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “borrowing base” which is submitted for review to the SBA and the banks for periodic review.  The Company was in compliance with the terms and conditions of the “borrowing base” at December 31, 2009.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “Notes”) in a private offering.  The Notes bear interest at a rate of 8.75%, payable quarterly, but the Company has the option to extend the Notes until December 2012 at a rate of 5.5% , plus the then-current prime rate.  The Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $1,375,000 of the Notes in the offering.

5.    Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock for the six months ended December 31, 2009, and 2008:

For the six months ended December 31, 2009
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2009 - September 30, 2009)	Not Declared
Second quarter (October 1, 2009 – December 31, 2009)	Not Declared
Total Preferred Stock Dividends Declared	$-	$-

	For the six months ended December 31, 2008
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2008 - September 30, 2008)	$0.28125	$84,375	09/29/08	10/09/08	10/15/08
Second quarter (October 1, 2008 - December 31, 2008)	$0.28125	$84,375	12/12/08	12/31/08	01/15/09
Total Preferred Stock Dividends Declared	$0.5625	$168,750

The Company has not declared a preferred stock dividend for the quarters ended June 30, 2009, September 30, 2009, or December 31, 2009. Dividends on preferred stock accrue whether or not they have been declared. As of December 31, 2009, dividends not declared and in arrears were $253,125.  The net asset value after giving effect to the dividends when declared and paid would be $2.25.

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of December 31, 2009 and June 30, 2009 were approximately $21,204,000 and $11,844,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

•

The carrying value of the note payable, other is a reasonable estimate of the fair value based on prevailing market rates.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments

7.    Related Party Transactions

The Company paid fees of $4,513 and $30,271 for the six months ended December 31, 2009 and 2008, respectively, for legal services provided by a law firm related to the chairman and certain other officers and directors of the Company (the “Law Firm”).

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to the Law Firm and to another entity in which an officer of the Company has a financial interest amounted to $145,853 and $153,274 for the six months ended December 31, 2009 and 2008, respectively.

The Company utilized a relative of an officer of the Company to perform part-time administrative services.  This individual was paid per hour for administrative work he performs for the Company.  For the six months ended December 31, 2009 and 2008, he was paid an aggregate of $0 and $8,465, respectively.

The Company pays printing fees to a company partially owned by an officer and stockholder of the Company.  An aggregate of $3,838 and $8,760 for the six months ended December 31, 2009 and 2008, respectively, was paid for these services.

See Note 4 for additional related party transactions.

8.    Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction which expired October 14, 2008 provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) fell below the fixed rate, Elk was obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rose above the fixed rate, the bank was obligated to pay Elk the differences in rates. For the six months ended December 31, 2009 and 2008, Elk incurred additional net interest expense of $0 and $32,973, respectively, due to the fluctuation of interest rates under these agreements.  As of December 31, 2009, the Company had no interest rate swaps outstanding.

9.    Stock Option Plans

Employee Incentive Stock Option Plan

An employee stock option plan (the “1999 Employee Plan”) was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company’s long-term financial success and the growth of stockholder value.  The Plan has a ten (10) year life which expires in May, 2009.  Subsequent amendments to the 1999 Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan to 300,000 shares.

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 199 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of December 31, 2009, options to purchase an aggregate of 291,850 shares of Common Stock outstanding with 271,850 fully vested.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”)). The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Effective May 21, 2009, the 1999 Employee Plan expired.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of December 31, 2009, options to purchase an aggregate of 75,000 shares were issued and outstanding with 49,462 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

Options Granted, Expired and Canceled

There were no options granted or canceled during either of the six month periods ended December 31, 2009 and 2008.

On October 29, 2009, 29,425 grants expired.

After adoption of ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”)  (see Note 1), the fair value of the options granted amounted to $191,040 at December 31, 2009 and June 30, 2009, which is reflected as stock options outstanding in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the six months ended December 31, 2009 and 2008 was $26,897 and $57,269, respectively.  As of December 31, 2009, total deferred compensation related to unvested options was $2,269, which is expected to be recognized over a period of approximately one year.

The following tables summarize information about the transactions of both stock option plans as of December 31, 2009:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2009	366,850	$3.90
Granted	-	-
Canceled	-	-
Expired	29,425	4.70
Exercised	-	-
Options outstanding at December 31, 2009	337,425	$3.83

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$5.56-$6.12	29,425	1.00 years	$5.81	29,425	$5.81
$3.60	13,888	3.39 years	$3.60	13,888	$3.60
$6.25	16,000	0.04 years	$6.25	16,000	$6.25
$5.28	80,000	3.41 years	$5.28	80,000	$5.28
$5.30	9,433	1.98 years	$5.30	9,433	$5.30
$4.50	20,000	2.78 years	$4.50	20,000	$4.50
$4.93	10,141	2.36 years	$4.93	10,141	$4.93
$1.78	25,538	4.35 years	$1.78	-	$1.78
$2.36	133,000	3.78 years	$2.36	133,000	$2.36
$1.78-$6.25	337,425	3.14 years	$3.83	311,887	$3.83

Effective December 10, 2009, the date on which the Investment Advisory Agreement with Velocity became effective, no further grants will be made under the Stock Option Plan.  Effective May 21, 2009, the date on which the Employee Plan and the Director Plan expired, no further grants will be made pursuant to such plans.  On October 29, 2009, 29,425 grants expired.

10.    Financial Highlights

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Year Ended June 30, 2009
Net share data
Net asset value at the beginning of the period	$3.40	$5.06	$5.06
Net investment loss	(0.54)	(.30)	(0.86)
Net realized and unrealized losses on investments	(0.54)	(.20)	(0.73)
Net decrease in net assets from operations	(1.08)	(.50)	(1.59)
Distributions to Stockholders (4)	-	(.05)	(0.07)
Total decrease in net asset value	(1.08)	(.65)	(1.66)
Net asset value at the end of the period	$2.32	$4.51	$3.40
Per share market value at beginning of period	$1.63	$3.01	$3.01
Per share market value at end of period	$1.30	$2.36	$1.63
Total return (1)	(20.25%)	(19.9%)	(43.5%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$9,710	$16,250	$14,371
Total expense ratio (3)	53.3%	42.9%	43.7%
Net investment loss to average net assets (5)	(38.10%)	(13.0%)	(20.5%)

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

(5)

Annualized for interim periods.

11.    Subsequent Events

The Company has evaluated subsequent events that have occurred through February 16, 2010, the date of the financial statements issuance.

The Company extended its bank loan agreements through June 30, 2010 and July 6, 2010 (see Note 4).

12.     Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The Company does not expect adoption of FASB ASU 2010-06 to have a material impact on its financial condition and results of operations.

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009.  The Company does not expect adoption of this standard to have a material impact on its financial condition and results of operations.

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The adoption of FASB ASU 2009-12 did not have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of FASB ASU 2009-05 to did not have a material impact on its financial condition or results of operations.

In June 2009, FASB issued ASC 105, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”) ). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, the Company has provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities ). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of the provisions of ASC 810 will have a material impact on our financial condition and results of operations.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk’s business historically consisted of originating and servicing loans collateralized by taxi medallions and loans to and investments in other diversified businesses.  Since completing the sale of the medallion portfolio, most of the Company’s net interest income has been generated from its Corporate and Commercial loans. Historically, Elk’s earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk’s banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized appreciation or depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management’s estimate of the fair value, as approved by the Board of Directors.

Results of Operations for the Three Months Ended December 31, 2009 and 2008

Total Investment Income

The Company’s investment income for the three months ended December 31, 2009 decreased $486,156, or 50%, to $484,588, as compared to the three months ended December 31, 2008.  The decrease in investment income between the periods can be attributed primarily to an overall decrease in the size of the Company’s loan receivable portfolio due to the sale of substantially all of the Company’s taxicab medallion portfolio.  The Company also stopped accruing interest income of approximately $70,000 for the quarter which primarily was interest on its life settlement portfolio and two (2) other Commercial Loans.

Medallion loans outstanding as of December 31, 2009 decreased by $453,829, or approximately 67%, to $223,984, as compared with December 31, 2008.  The average interest rate earned on medallion loans decreased in 2009 as compared with the prior year, which coupled with the decline in portfolio size, lead to a decrease in medallion income for the quarter December 31, 2009 of approximately $364,500 as compared to the same period December 31, 2008.

Commercial Loans as of December 31, 2009 decreased by $3,317,461, or 26%, to $9,203,036, as compared with December 31, 2008.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $2,400,000, a reduction in the fair value of a certain Commercial Loan of $250,000 and the sale of real estate which had collateralized a Commercial Loan which was foreclosed on and had been carried at $665,000.

Corporate Loans outstanding as of December 31, 2009 decreased by $159,825, or 1%, to $12,652,285, as compared with December 31, 2008.  The interest rate earned on Corporate Loans increased in 2009, as compared with the prior year, primarily due to interest rate “resets” on Corporate Loans due to covenant defaults.   The decrease in Corporate Loans outstanding was due to the sale of one (1) loan totaling approximately $940,000, amortization of other loans totaling approximately $500,000, and the reduction of the fair value of certain loans of approximately $715,000 partially offset by the addition of two (2) new loans totaling approximately $2,000,000.  As these loans were originated in December, 2009, their contribution to income was minimal.

Life settlement contracts outstanding decreased by $1,505,139 as of December 31, 2009, or 62%, as compared with the three months ended December 31, 2008.  This investment has stopped accruing interest and a fair value adjustment of $1,600,000 has been made to reflect the value of the investment.   The investment has been valued based on industry valuation.  This revaluation was partially offset by additional premiums paid.  The reduction in interest income for the three months ended December 31, 2009 was approximately $66,000. (See Note 2 of the consolidated financial statements).

Operating Expenses

Interest expense for the three months ended December 31, 2009 decreased $84,941, or 32%, to $181,154, as compared to the three months ended December 31, 2008.  This decrease was primarily due to the substantial reduction in bank debt outstanding which was paid off October 29, 2008 when compared with the three months ended December 31, 2008.

Salaries and employee benefits for the three months ended December 31, 2009 decreased $323,742 to $464,256, or approximately 41%, when compared to the three months ended December 31, 2008.  This decrease reflects the reduction in payroll for an outsourced controller and a one-time payment to a key employee in connection with a restructuring of his employment agreement.

Occupancy costs for the three months ended December 31, 2009 decreased $8,261 to $70,978, or approximately 10% when compared with three months ended December 31, 2008.   This was due to a temporary increase in rented office space during 2008 that did not occur in 2009.

Professional fees for the three months ended December 31, 2009 decreased $53,266 to $301,773, or approximately 15%, when compared to the three months ended December 31, 2008.  Accounting fees for internal controls decreased approximately $41,000 to $35,829 when compared to the three months ended December 31, 2008.  In 2008, documentation with regard to controls was being improved, therefore considerably more fees were spent on implementation.  Legal fees to non-related parties decreased approximately $6,000 to $113,123 when compared to the three months ended December 31, 2008.  Legal fees to related parties decreased approximately $7,300 to $6,677 when compared to the three months ended December 31, 2008.   Accounting fees decreased approximately $2,200 to $49,925 when compared to the three months ended December 31, 2008.  Audit fees decreased approximately $34,000 to $63,868 when compared to the three months ended December 31, 2008.  This decrease was due to a reduction in audit fees attributable to the Company’s smaller portfolio.  These decreases were partially offset by increases in legal fees associated with the Company’s life settlement portfolio of $32,000.  Advisory Fees increased approximately $219,537 when compared to the three months ended December 31, 2008.  This increase was primarily due to a one-time payment of $225,000 as specified in the Advisory Agreement.  Miscellaneous administrative expenses decreased $28,401, or 19%, when compared with the three months ended December 31, 2008.  These decreases were primarily due to a reduction in line and facility fees as a result of the reduction in loan portfolio size.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $720,884, for the three months ended December 31, 2009 as compared to $1,307,397, for the three months ended December 31, 2008.   The change in net assets from operations between the periods was attributable primarily to a decrease in unrealized depreciation of approximately $800,000, $540,000 of which was a revaluation upward of life settlements and decreases in other loans’ unrealized depreciation partially offset by reduction in net investment income of approximately $250,000 .  Dividends for Participating Preferred Stock were not declared for the three months ended December 31, 2009.  For three months ended December 31, 2008 dividends for Participating Preferred Stock were $84,375.

Results of Operations for the Six Months Ended December 31, 2009 and 2008

Total Investment Income

The Company’s investment income for the six months ended December 31, 2009 decreased $1,691,857, or 70%, to $738,348, as compared to the six months ended December 31, 2008.  The decrease in investment income between the periods can be attributed to lower interest rates charged on the total loan portfolio for the quarter, and an overall decrease in the size of the Company’s loan receivable portfolio due to the sale of substantially all of the Company’s taxicab medallion portfolio.  A reduction of interest income of approximately $70,000 which primarily reflects non-performing loans and interest on life settlement during the six months ended December 31, 2009.

Medallion loans outstanding as of December 31, 2009 decreased by $453,829, or approximately 67%, to $223,984, as compared with December 31, 2008.  The interest rate earned on medallion loans decreased in 2009 as compared with the prior year, which coupled with the decline in portfolio size, lead to a decrease in medallion income for the quarter December 31, 2009 of approximately $30,000 as compared to the same period December 31, 2008.

Commercial Loans as of December 31, 2009 decreased by $3,317,461, or 26%, to $9,203,036, as compared with December 31, 2008. The decrease was due to an increase of fair value adjustments of approximately $210,000, foreclosure and sale of real estate which had secured a Commercial Loan for $470,000, pay downs and pay off of loans.

Corporate Loans outstanding as of December 31, 2009 decreased by $159,825, or 1%, to $12,652,285, as compared with the six months ended December 31, 2008.  The interest rate earned on Corporate Loans decreased in 2009, as compared with the prior year, primarily due to decreases in LIBOR.  This LIBOR decrease was partially offset by higher rates earned on loans originated in this fiscal year, the use of LIBOR “floors” in loan agreements, and further offset by increases in rates on existing loans due to covenant resets.  The decrease in loans outstanding was due to a sale of a loan for approximately $940,000 and amortization on other corporate loans totaling approximately $500,000 and a fair value adjustment of loans of approximately $715,000, partially offset by the funding of two (2) new loans totaling $2,000,000.

Life settlement contracts outstanding decreased by $1,505,139 as of December 31, 2009, or 61%, as compared with the six months ended December 31, 2008.  This investment has stopped accruing interest and a fair value adjustment downward of approximately $1,611,758 has been made to reflect the value of the investment.   The reduction in interest income for the six months ended December 31, 2009 was approximately $66,000. (See Note 2 of the consolidated financial statements).

Operating Expenses

Interest expense for the six months ended December 31, 2009 decreased $405,961, or 54%, to $347,413, as compared to the six months ended December 31, 2008.  This decrease was primarily due to the substantial reduction in bank debt outstanding when compared with the six months ended December 31, 2008.

Salaries and employee benefits for the six months ended December 31, 2009 decreased $357,547 to $914,412, or approximately 28%, when compared to the six months ended December 31, 2008.  This decrease reflects the reduction in payroll for an outsourced controller and a one-time payment to a key employee in connection with a restructuring of his employment agreement in 2008.

Occupancy costs for the six months ended December 31, 2009 were $145,853 which did not materially change when compared with six months ended December 31, 2008.

Professional fees for the six months ended December 31, 2009 decreased $279,362 to $510,611, or approximately 35%, when compared to the six months ended December 31, 2008.  Accounting fees for internal controls decreased approximately $129,906 to $78,850 when compared to the six months ended December 31, 2008.  In 2008 documentation with regard to controls was being improved, therefore considerably more fees were spent on implementation.  Legal fees to non-related parties decreased approximately $117,957 to $153,600 when compared to the six months ended December 31, 2008. Through better management of professional resources, the Company reduced the costs of preparing its SEC filings. Audit fees decreased approximately $69,275 to $103,524 when compared to the six months ended December 31, 2008.  This decrease was due to a reduction in audit fees attributable the Company’s smaller portfolio.  These decreases were partially offset by increases in legal fees for Vibrant life services of $59,175 and accounting fees of $4,362.  Advisory Fees increased approximately $264,537 when compared to the six months ended December 31, 2008.  This increase was primarily due to a one-time payment of $225,000 as specified in the Advisory Agreement and further impacted by an increase in Corporate Loans outstanding when compared to the prior period.  Miscellaneous administrative expenses decreased $111,694, or 27%, when compared with the six months ended December 31, 2008.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net assets from operations decreased to $3,694,879 for the six months ended December 31, 2009 as compared to $1,768,003 for the six months ended December 31, 2008.  The decrease in net assets from operations between periods was attributable primarily to a decrease in investment income of approximately $1,600,000.  This decrease was due to lower interest rates and smaller investment portfolio.  Unrealized losses increased by approximately $900,000 reflected the restructuring of investments.  Realized losses increased by approximately $200,000.  The decreases were partially offset by a reduction in operating expenses of approximately $900,000 as discussed above.

Dividends on Participating Preferred Stock were not declared for the six months ended December 31, 2009.  Dividends on Participating Preferred Stock were $168,750 for the six months ended December 31, 2008.

Financial Condition at December 31, 2009 and June 30, 2009

Assets and Liabilities

Total assets increased $7,529,339 to $35,815,495, at December 31, 2009 as compared to June 30, 2009 total assets of $28,286,156. This increase was primarily due to an increase in cash and equivalents of approximately $10,000,000, from funding of $9,175,000 in new debentures by the SBA and debt financing of approximately $2,000,000 partially offset by the funding of new loans of $2,000,000.  This was partially offset by a decrease in investments of $2,596,506 due to a decrease in the fair value of the investments due to a revaluation of certain loans.  Total liabilities increased by $11,197,321, to $24,339,635 at December 31, 2009 as compared to June 30, 2009, primarily due to an increase in SBA debentures and debt offering financing of $11,200,000.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At December 31, 2009, approximately 1.5% of the Company’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 3.9% to 4.5%, whereas approximately 87% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.99% to 5.54%. At December 31, 2009, approximately 11.5% of the Company’s indebtedness was represented by certain notes payable which were issued in December, 2009.  At December 31, 2009, the Company had available $370,000 of credit lines from its banks, of which $370,000 was drawn down as of that date, subject to the statutory and regulatory limitations imposed by the SBA.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after December 31, 2009, premium payments due through the life expectancy of the insured are approximately $3,703,000 over the next five years and approximately $2,527,000 thereafter (see Note 2 of the consolidated financial statements).

In December 31, 2009, the Company received from the SBA an additional $9,175,000 in SBA long term guaranteed debentures.  The debentures carry an initial interest rate of 0.28%.  On March 23, 2010, the debentures will be pooled and a new interest rate set.  The new rate will then be fixed for the life of the debenture.

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

Recently Issued Accounting Standards

Refer to Note 12 in the accompanying consolidated financial statements for a summary of the recently issued accounting pronouncements.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $95,532 at December 31, 2009. This is comprised of a 1% change in two components, loans receivable of $19,476,546 at variable interest rate terms, and $370,288 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures ( as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of its stockholders on December 10, 2009 (the “Meeting”).  In connection with the Meeting, the Company solicited proxies from its stockholders pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.  At the Meeting, the Company’s stockholders voted upon a proposal to approve an Investment Advisory and Management Agreement with Velocity Capital Advisors LLC, and cast their votes as follows:

	FOR	AGAINST	ABSTAIN
Common stock, par value $.0001 per share	1,888,495	71,773	24,967

9-3/8% cumulative participating Redeemable preferred stock	55,059	4,700	5,726

Item 5. Other Information

On January 4, 2010, Elk executed a fixed rate promissory note with Bank Leumi USA (the “Leumi Note”) to extend its current line of credit in the principal amount of $120,000 to July 6, 2010 at an interest rate of 4.00%.  As part of the agreement, Elk must maintain a certificate of deposit in the amount of $120,000.

On January 31, 2010, Elk executed an agreement to extend its line of credit with Israel Discount Bank in the principal amount of $352,000 to June 30, 2010 at an interest rate of 1% over the bank’s prime rate of interest.  The credit line was increased to $352,000 and currently $250,000 is drawn.

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)

Exhibits

10.1   Executed Fixed Rate Promissory Note dated January 4, 2010 between Elk Associates Funding Corp. and Bank Leumi USA and extended to July 6, 2010.  (attached hereto)

10.2   Executed Demand Grid  Promissory Note dated April 30, 2009 between Elk and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010 and extended to June 30, 2010 (attached hereto)

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

AMERITRANS CAPITAL CORPORATION

Dated: February 16, 2010

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President