Form 10-K/A
period 2009-06-30
AMERITRANS CAPITAL CORP
filed 2010-04-06
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

☐	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a small reporting company.)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates (based upon the closing price of the Registrants common stock, $.0001 par value of $2.49 per share as reported on the NASDAQ Capital Market on December 31, 2008) was approximately $5,552,432.

The number of outstanding shares of Registrants common stock, $.0001 par value as of April 1, 2010 was 3,395,583.  The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock as of April 1, 2010 was 300,000.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission on September 28, 2009 and amended on October 28, 2009, for the sole purpose of filing the consent set forth in Exhibit 23.1 hereto. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original September 28, 2009 filing date of our Annual Report on Form 10-K.

.

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Sarbanes-Oxley Certification s.302 CEO, dated April , 2010

31.2	Sarbanes-Oxley Certification s.302 CFO, dated April 5, 2010

32.1	Sarbanes-Oxley Certification – CEO, dated April 5, 2010 (furnished only)

32.2	Sarbanes-Oxley Certification – CEO, dated April 5, 2010 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th  day of April, 2010.

AMERITRANS CAPITAL CORPORATION

By: /s/ Michael R. Feinsod

Michael R. Feinsod

Chief Executive Officer

President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.