Form 10-Q
period 2010-03-31
AMERITRANS CAPITAL CORP
filed 2010-05-17
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended March 31, 2010

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

Yes ☐ No ☑

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of May 17, 2010 was 3,395,583. The number of shares of Registrants 9⅜ cumulative participating redeemable preferred stock outstanding as of May 17, 2010 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	March 31, 2010	June 30, 2009
	(unaudited)
Assets

Investments at fair value (cost of $26,811,944 and $28,769,396, respectively):
Non-controlled/non-affiliated investments	$22,959,041	$25,780,451
Non-controlled affiliated investments	11,000	11,000
Controlled affiliated investments	598,682	618,017
Total investments at fair value	23,568,723	26,409,468

Cash and cash equivalents	10,565,843	885,434
Accrued interest receivable	505,067	540,213
Assets acquired in satisfaction of loans	28,325	28,325
Furniture, equipment and leasehold improvements, net	112,529	130,217
Deferred loan costs, net	419,873	146,096
Prepaid expenses and other assets	226,793	146,403

Total assets	$35,427,153	$28,286,156

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

LIABILITIES AND NET ASSETS

	March 31, 2010	June 30, 2009
Liabilities and Net Assets	(unaudited)

Liabilities:
Debentures payable to SBA	$21,175,000	$12,000,000
Notes payable, other	3,000,000	-
Notes payable, banks	370,000	370,000
Accrued expenses and other liabilities	500,251	562,149
Accrued interest payable	73,018	210,165
Dividends payable	84,375	-

Total liabilities	25,202,644	13,142,314

Commitments and contingencies (Notes 2, 3, 4 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Deferred compensation (Note 9)	(822)	(29,166)
Stock options outstanding (Note 9)	191,040	191,040
Additional paid-in capital	21,139,504	21,139,504
Losses and distributions in excess of earnings	(11,392,333)	(7,327,949)
Net unrealized depreciation on investments	(3,243,221)	(2,359,928)
Total	10,294,509	15,213,842
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	10,224,509	15,143,842

Total liabilities and net assets	$35,427,153	$28,286,156

Net asset value per common share (Note 5)	$1.95	$3.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31, 2010	March 31, 2009	March 31, 2010		March 31, 2009
Investment income:	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$467,597	$597,389	$1,141,661	$	$ 2,806,036
Non-controlled affiliated investments	-	2,937	-		11,042
Controlled affiliated investments	11,314	12,284	34,858		55,833
	478,911	612,610	1,176,519		2,872,911
Fees and other income	7,762	42,767	48,502		212,671
Total investment income	486,673	655,377	1,225,021		3,085,582
Expenses:
Interest	236,513	160,895	583,926		914,269
Salaries and employee benefits	503,725	486,832	1,418,137		1,758,791
Occupancy costs	61,671	61,833	207,525		215,107
Professional fees	256,935	309,988	767,546		1,100,561
Directors fees and expenses	69,750	22,881	119,097		73,359
Advisory Fee	(14,261)	49,907	299,671		99,290
Other administrative expenses	167,933	182,097	473,565		598,835
Total expenses	1,282,266	1,274,433	3,869,467		4,760,212
Net investment loss	(795,593)	(619,056)	(2,644,446)		(1,674,630)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(392,494)	(51,830)	(1,082,438)		(536,164)
Non-controlled affiliated investments	-	-	-		-
Controlled affiliated investments	-	-	-		8,315
	(392,494)	(51,830)	(1,082,438)		(527,849)
Net unrealized appreciation (depreciation) on investments	272,790	(98,664)	(883,293)		(353,074)
Net realized/unrealized losses on investments	(119,704)	(150,494)	(1,965,731)		(880,923)
Net decrease in net assets from operations	(915,297)	(769,550)	(4,610,177)		(2,555,553)
Distributions to preferred shareholders	(337,500)	(84,375)	(337,500)		(253,125)
Net decrease in net assets from operations available to common shareholders	$(1,252,797)	$(853,925)	$(4,947,677)		$(2,808,678)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583		3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.37)	$(0.25)	$(1.46)		$(0.83)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the nine months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(2,644,446)	$(1,674,630)
Net realized loss from investments	(1,082,438)	(527,849)
Unrealized depreciation on investments	(883,293)	(353,074)

Net decrease in net assets resulting from operations	(4,610,177)	(2,555,553)

Shareholder distributions:
Distributions to preferred shareholders	(337,500)	(253,125)

Capital share transactions:
Stock options compensation expense	28,344	59,213

Net decrease in net assets resulting from capital shares transactions and shareholder distributions	(309,156)	(193,912)

Total decrease in net assets	(4,919,333)	(2,749,465)

Net assets:
Beginning of period	15,143,842	20,798,292

End of period	$10,224,509	$18,048,827

Net assets per preferred	$3,600,000	$3,600,000
Net assets per common	$6,624,509	$14,448,827

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31, 2010	March 31 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(4,610,177)	$(2,555,553)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	63,443	53,343
Deferred compensation	28,344	59,213
Net realized losses on investments	1,082,438	527,849
Net unrealized depreciation on investments	883,293	353,074
Portfolio Investments	(2,340,932)	(5,017,838)
Proceeds from principal receipts, sales, maturity of investments	3,215,946	35,162,869
Changes in operating assets and liabilities:
Accrued interest receivable	35,146	(128,382)
Prepaid expenses and other assets	(80,390)	210,389
Accrued expenses and other liabilities	(61,898)	(209,957)
Accrued interest payable	(137,147)	(207,231)
Total adjustments	2,688,243	30,803,329
Net cash provided by (used in) operating activities	(1,921,934)	28,247,776
Cash flows from investing activities:
Purchases of furniture and equipment	(5,288)	(1,689)
Net cash used in investing activities	(5,288)	(1,689)

Cash flows from financing activities:
Repayment of note payable, related parties	-	(100,000)
Proceeds from note payable, banks	-	3,130,000
Proceeds from debentures payable to SBA	9,175,000	-
Proceeds from note payable, other	3,000,000	-
Repayment of notes payable, banks	-	(30,525,697)
Deferred loan cost	(314,244)	-
Dividends paid	(253,125)	(253,125)
Net cash provided by (used in) financing activities	11,607,631	(27,748,822)
Net increase in cash and cash equivalents	9,680,409	497,265
Cash and cash equivalents:
Beginning of period	885,434	665,893
End of period	$10,565,843	$1,163,158

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$721,073	$1,121,501
Supplemental disclosure of non cash investing and financing activities:
Accrued dividend payable	$84,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of March 31, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (0.22%) (5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	$25,627	$25,627	$25,627
Chicago Taxicab Medallions	2 Medallion Loans 7.83% Weighted Average Rate	45,740	45,740	45,740
Florida Taxicab	1 Medallion Loan 9.34% Rate	150,129	150,129	150,129
			221,496	221,496
Commercial Loans Receivable (86.7%) (5)
PPCP Inc. (7) Computer Software	Business Loan 8.0%, due 1/10	36,691	36,691	--
Geronimo ATM Fund LLC (7) ATM Operator	Business Loan 12.0%, due 5/09	146,822	146,822	--
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 6/11	16,536	16,536	16,536
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	2,086	2,086	2,086
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	11,923	11,923	11,923
Andy Fur Dry Cleaning, Inc. (7) Dry Cleaners	Business Loan 11.5%, due 1/10	12,103	12,103	--
Vivas & Associates, Inc. (7) Nail Salon	Business Loan 9.0%, due 1/10	11,985	11,985	--
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 10.5%, due 4/10	31,841	31,841	31,841
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 10.5%, due 5/10	10,214	10,214	10,214
Just Salad LLC Retail Food Service	Business Loan 10.0%, due 11/10	300,000	300,000	300,000
E&Y General Construction Co. (7) Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	914,195	914,195	775,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 9/10	6,351	6,351	6,351
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.0%, due 9/11	1,896,954	1,896,954	1,896,954
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.78%, due 12/13	290,471	290,471	290,471
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 11.5%, due 7/12	586,594	586,594	586,594
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 11.0%, due 10/08	1,648,181	1,648,181	1,400,954
Mountain View Bar & Grill Inc. (7) Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	192,736	192,736	87,750
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	37,311	37,311	22,960
Car-Matt Real Estate LLC b(7) Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of March 31, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
633 Mead Street, LLC (3) First lien mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,0% no stated maturity	106,261	106,261	106,261
CMCA, LLC #2 (3)(7) Consumer Receivable Collections	Collateralized Business Loan 12.0%, no stated maturity	266,621	266,621	266,621
Adiel Homes Inc.(7) Construction Services	Senior Real Estate Mortgage 12.0%, due 1/09	270,000	270,000	270,000
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan No coupon, due 12/11	361,609	361,609	361,609
PWT Holdings Inc Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	355,963	355,963	355,963
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.9%, due 10/13	310,530	310,530	310,530
Other Miscellaneous Loans (6)		147,662	147,662	126,668
	Total Commercial Loans		9,599,075	8,864,721
Corporate Loans Receivable (122.07%) (5)
Charlie Brown’s Acquisition Co. (7) Retail Food Service	Term Loan B 10.3%, due 3/12	2,066,347	2,066,347	1,963,030
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 6/13	1,532,292	1,532,292	1,532,292
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.0%, due 7/13	2,091,764	2,015,242	1,359,647
Centaur LLC (7) Gaming	Term Loan, First Lien 11.3%, due 10/12	1,384,914	1,363,087	1,246,423
Learning Care Group Inc Private Education	Term Loan, First Lien 8.0%, due 6/15	982,500	952,340	953,025
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.0%, due 8/15	1,477,500	1,442,286	1,477,500
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 8.0%, due 10/12	1,117,309	1,111,968	1,117,309
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 10.0%, due 6/13	859,567	859,567	859,567
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	985,000	966,132	975,150
Fairway Group Holdings Corp. Diversified Supermarkets	Term Loan, First Lien 12.0%, Due 1/15	997,500	969,171	997,500
	Total Corporate Loans		13,278,432	12,481,443
	Total loans receivable		23,099,003	21,567,660
Life Insurance Settlement Contracts (9.62%) (5)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		2,274,014	984,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of March 31, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Equity Investments (9.94%) (5)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	12,009
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	18,800
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		100,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	40% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.2% LLC Interest		700,000	918,295
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,763
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500
Alpha Media Group Inc. Publishing	1,040 Shares of Common Stock 139 Shares of Preferred Stock		-	-
	Total equity investments		1,438,927	1,017,063
	Total investments		$26,811,944	$23,568,723

(1)   Unless otherwise noted, all investments are collateral for the Notes payable, banks (see Note 6 to the consolidated financial statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of March 31, 2010, we own 5% or more of the portfolio company’s outstanding voting securities.

(3)   As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)   The Company restructured this investment (see Note 2 to the consolidated financial statements for more details).

(5)   Percentage of net assets.

(6)   Other small balance loans.

(7)   Loan receivable is on non-accrual status and therefore is considered non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2009
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (2.36%) (5)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	$26,173	$26,173	$26,173
Chicago Taxicab Medallions	3 Medallion Loans 7.83% Weighted Average Rate	84,309	84,309	84,309
Florida Taxicab	2 Medallion Loans 9.34% Weighted Average Rate	252,129	252,129	246,218
			362,611	356,700
Commercial Loans Receivable (74.57%) (5)
A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	75,050	75,050	75,050
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,499	16,499	-
Geronimo ATM Fund LLC ATM Operator	Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	24,454	24,454	24,454
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,072	3,072	3,072
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	19,262	19,262	19,262
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	665	665	665
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Business Loan 14.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Business Loan 9.0%, due 1/10	12,185	12,185	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	53,237	53,237	53,237
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	98,481	98,481	98,481
Just Salad LLC Retail Food Service	Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc . (7) Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	54,616	54,616	54,616
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	437,230	437,230	437,230
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	173,140	173,140	173,140
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,939,947	1,939,947	1,939,947
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	331,473	331,473	331,473
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	632,414	632,414	632,414
Sealmax, Inc. Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,561	155,561	155,561
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,713,280	1,713,280	1,463,280

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2009
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Life Insurance Settlement Contracts (11.65%) (5)
Vibrant Capital Corp. (J.V. #1) (4)	7 life insurance policies, aggregate face value of $30,750,000		2,859,489	1,764,081
Equity Investments (5.30%) (5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	-
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	27,558
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	7,480
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	40% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.2% LLC Interest		700,000	700,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,066
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500

	Total equity investments		1,444,927	802,300
	Total investments		$28,769,396	$26,409,468

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information at and for the three months and nine months ended March 31, 2010 and 2009 are unaudited

1.   Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of March 31, 2010, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three and nine month periods ended March 31, 2010 and 2009, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and nine month periods ended March 31, 2010, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Commission.

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

ECC is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.   At March 31, 2010 ECC was not operating any assets.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At March 31, 2010 EAF was not operating any assets.

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

Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. Investments for which market quotations are readily available are valued at such quoted amounts.  When no public market exists the fair value of the investment are determined by management and approved by the Board of Directors.  Fair market valuation will be based upon the assets and revenue of the underlying investee companies as well as general market trends for business in the same industry.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The fair value of the Company’s investments are particularly susceptible to significant changes.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  As of March 31, 2010, no shares have been purchased under the Plan.

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

2.   Investments

The following table shows the Company’s portfolio by security type at March 31, 2010 and June 30, 2009:

	March 31, 2010			June 30, 2009
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Medallion Loans	$221,496	$221,496	0.9%	$362,611	$356,700	1.3%
Commercial Loans	9,599,075	8,864,721	37.6%	12,094,430	11,293,132	42.8%
Corporate Loans	13,278,432	12,481,443	53.0%	12,007,939	12,193,255	46.2%
Life Settlement Contracts	2,274,014	984,000	4.2%	2,859,489	1,764,081	6.7%
Equity Securities	1,438,927	1,017,063	4.3%	1,444,927	802,300	3.0%
Total	$26,811,944	$23,568,723	100.0%	$28,769,396	$26,409,468	100.0%

(1)   Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of March 31, 2010 and June 30, 2009:

	Percentage of Portfolio at
	March 31, 2010	June 30, 2009
Assisted Living Facilities	-	3.4%
Broadcasting/Telecommunications	8.0%	7.3%
Commercial Construction	11.8%	11.6%
Construction and Predevelopment	7.7%	6.5%
Debt Collection	2.1%	2.0%
Education	8.2%	3.7%
Gaming	5.3%	5.2%
Gasoline Distribution	2.5%	2.4%
Laundromat	1.3%	1.3%
Life Insurance Settlement	4.2%	6.7%
Manufacturing	16.4%	15.5%
Office Water Systems	1.5%	1.9%
Printing/Publishing	5.8%	7.3%
Processing Control Instruments	4.7%	6.6%
Residential Mortgages	-	1.8%
Restaurant/Food Service	12.7%	9.5%
Sanitaryware Distributor	1.5%	4.4%
Supermarkets	4.2%	-
Industries less than 1%	2.1%	2.9%
TOTAL	100.0%	100.0%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $5,353,686 and $4,952,769 as of March 31, 2010, and June 30, 2009, respectively.  These loans are either fully or substantially collateralized and are in some instances personally guaranteed by the debtor.  Included in the total non-performing loans is $5,215,583 and $3,249,070 at March 31, 2010, and June 30, 2009, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlining collateral.  The following table sets forth certain information regarding performing and non-performing loans as of March 31, 2010, and June 30, 2009:

	March 31, 2010	June 30, 2009
Loans receivable	$21,567,660	$23,843,087
Performing loans	16,213,974	18,890,318
Nonperforming loans	$5,353,686	$4,952,769
Nonperforming loans:
Accrual	$138,103	$1,703,699
Nonaccrual	5,215,583	3,249,070
	$5,353,686	$4,952,769

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 4).

On October 29, 2008, the Company completed the sale of substantially all of the Company’s taxicab medallion portfolio to Medallion Financial Corp. and Medallion Bank, pursuant to that certain loan portfolio sale and purchase agreement dated as of July 16, 2008, as amended October 17, 2008, and further amended October 20, 2008, (the “Loan Purchase Agreement”). Ameritrans utilized cash on hand and all of the net proceeds from this transaction in the amount of $25,883,820 to fully pay down its existing bank indebtedness.  Except for costs in the amount of approximately $340,000, relating to disposal of the assets, there was no gain or loss realized on this transaction as the taxi medallion portfolio was sold at par value.  The loan Purchase Agreement was approved by the Company’s shareholders on August 26, 2008.

As of March 31, 2010 the Company has accrued approximately $218,000 in professional fees, in connection with the Company’s Investment Advisory and Management Agreement (the “Advisory Agreement”) with Velocity Capital Advisors LLC related to Corporate Loans, including $173,000 with respect to an amendment (the “Amendment”) to the Advisory agreement, which the Company has submitted to its stockholders for approval at the Company’s 2010 annual meeting, and which the Company anticipates will be approved at such meeting.  The Company expects to pay a fee in the amount of $173,000 to Velocity Capital Advisors upon execution of the Amendment shortly after the Company’s Annual Meeting, provided the Amendment is approved by our stockholders.  Pursuant to the Advisory Agreement, in future periods, the Company will pay a pro rated annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter.  The Advisory Agreement also provides for an Income Based and Capital Gains fee as described therein.  The amount of the annual base fee, Income Based fee and Capital Gains based fee will not be affected by the Amendment.

Pursuant to the Advisory Agreement, Velocity Capital Advisors serve as the non-discretionary investment adviser to the Company with respect to the investment in below investment grade senior loans and notes, and subordinated notes, which are collectively referred to as “Corporate Loans” and incidental equity investments received in connection with the investment in the Debt Portfolio (“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of the Board.

At such time as the Velocity Assets exceed $75 million, the Adviser’s services under the Advisory Agreement will be exclusive with respect to the Velocity Assets and assets similar to the Velocity Assets.  The Advisory Agreement may be terminated at any time, without payment of a penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Adviser.  The Advisory Agreement will automatically terminate in the event of its assignment by the Adviser.

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

Initially, the Company made certain contributions to the payment of the premiums in order to keep the policies in full force and effect and preserve their value.  Thereafter, utilizing a line of credit secured by certain assets of the Receivership Estate, the Receiver advanced premiums due under certain policies to keep the policies in full force and effect.  The Receiver engaged an independent specialist firm to service and market for sale all of the policies in the Receivership Estate.   In October 2009, the Receiver indicated it no longer had the funds available to pay future premiums and that it wanted to engage in a sale to one of two buyers that had indicated an interest in purchasing the Receivership Estate.  Subsequently, both buyers determined not to complete a transaction.  Following discussions with the Receiver, the Company negotiated an agreement (the “Purchase Agreement”), which among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions and court approval.

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

5)  The Company entered into an agreement of sale on the rescission of one of the original joint venture policies.  In accordance with the terms of the settlement agreement with the Receiver the Company recorded proceeds of $109,857 and recognized a loss on sale of the policy of $342,496;

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

The Purchase Agreement was dated December 18, 2009, and approved by the court on January 8, 2010.

Subsequent to court approval, the Company learned that certain of the policies had lapsed due to non-payment of premiums. As of March 31, 2010, the Company owned a total of five (5) policies with an aggregate death benefit of $17,659,809 which remained in full force and effect.

As of March 31, 2010, the fair value of the policies owned by the Company was $984,000, which represents the estimated fair value for the five (5) life insurance policies with an aggregate face value of $17,659,809. The Company’s cost on these policies to date is $2,274,014, including insurance premiums of $233,312 which were paid in the quarter ended March 31, 2010.  Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.   The Company no longer expects Vibrant to make any further premium payments and pursuant to the Purchase Agreement the Company has no duty to make any premium payments on the various policies.

The Company entered into a rescission and settlement agreement on one of the original joint venture policies on January 14, 2010, for $109,857.  This was the Company’s share of the proceeds for rescission of said policy.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2010 (three months)	$266,622
2011	1,066,488
2012	1,066,488
2013	1,066,488
2014	1,066,488
Thereafter	3,429,518
$7,962,092

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

The following table presents fair value measurements of investments as of March 31, 2010:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$23,568,723	$9,763	$-	$23,558,960

The following table’s present changes in investments that use Level 3 inputs for the nine months ended March 31, 2010:

Nine months ended
March 31, 2010
Balance as of June 30, 2009	$26,400,402
Net unrealized gains (losses)	(883,990)
Net purchases, sales or redemptions	(1,957,452)
Net transfers in and/or out of Level 3	-
Balance as of March 31, 2010	$23,558,960

As of March 31, 2010, the net unrealized loss on the investments that use Level 3 inputs was $2,885,957.

3.

Debentures Payable to SBA

At March 31, 2010, and June 30, 2009, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	March 31, 2010	June 30, 2009	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	-	402,782
			$21,175,000	$12,000,000	$1,027,677

(1)

 Elk is also required to pay an additional user fee of 0.866% on these debentures.

(2)

 Elk is also required to pay an additional user fee of 0.28% on these debentures.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

Pursuant to SBA’s issuance of leverage in the form of debentures in the aggregate of $9,175,000, Elk submitted an application to draw the full amount of the awarded fiscal year 2009 commitment. SBA approved the leverage request and on December 2, 2009, Elk received the disbursement of $9,175,000 from the long term guaranteed debenture, and paid fees totaling $314,244.  In accordance with SBA regulation, $91,750 of these fees were paid prior to closing therefore the net fees at closing were $222,494.  The net proceeds of the draw were $8,952,506.

4.    Notes Payable

Banks

At March 31, 2010, the Company had lines of credit with two (2) banks aggregating $472,000 of which $370,000 was outstanding.  The weighted average interest rate on the outstanding bank debt at March 31, 2010, was approximately 4.34% which represents an interest rate of 1.0% above the prime rate of interest designated by each bank. The credit line in the amount of $120,000 was extended to July 6, 2010.  The credit line of $352,000 has been extended to June 30, 2010.  Both lines extend under the same terms and conditions.  The Company anticipates renewing the credit lines, subject to approval from the banks.

Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “borrowing base” which is submitted for review to the SBA and the banks for periodic review.  The Company was in compliance with the terms and conditions of the “borrowing base” at March 31, 2010.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  The December Notes bear interest at a rate of 8.75%, payable quarterly, but the Company has the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $1,375,000 of the December Notes in the offering.

On March 24, 2010, the Company issued $975,000 of  its 8.75% notes due March 2012 (the “March Notes” and together with the December Notes, the “Notes”).  The March Notes have the same terms as the December Notes, except the March Notes mature in March 2012.  The Company has the option to extend the March Notes until March 2013 at a rate of 5.5%, plus the then-current prime rate.  A member of the Company’s Board of Directors and certain affiliated entities acquired $660,000 of the March Notes in the offering.

5.    Dividends to Stockholders

The following table sets forth the dividends declared by the Company on its Preferred Stock for the nine months ended March 31, 2010, and 2009:

	For the nine months ended March 31, 2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
Fourth Quarter (April 1, 2009– June 30, 2009)	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
First quarter (July 1, 2009 – September 30, 2009)	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
Second quarter (October 1, 2009 – December 31, 2009)	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
Third Quarter (January 1, 2010–March 31, 2010)	$0.28125	$84,375	04/09/10	04/22/10	04/27/10
Total Preferred Stock Dividends Declared	$1.125	$337,500

	For the nine months ended March 31, 2009
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2008 – September 30, 2008)	$0.28125	$84,375	09/29/08	10/09/08	10/15/08
Second quarter (October 1, 2008 – December 31, 2008)	$0.28125	$84,375	12/12/08	12/31/08	01/15/09
Third Quarter (January 1, 2009– March 31, 2009)	$0.28125	$84,375	03/20/09	03/31/09	04/15/09
Total Preferred Stock Dividends Declared	$0.84375	$253,125

The Company declared a preferred stock dividend for the quarters ended June 30, 2009, September 30, 2009, and December 31, 2009, on February 25, 2010, which was paid on March 12, 2010.  Dividends on preferred stock accrue whether or not they have been declared.  The Company did not declare or pay any dividends on its Common Stock during the nine months ended March 31, 2010 and 2009.

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of March 31, 2010, and June 30, 2009, were approximately $21,253,700 and $11,844,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

•

The carrying value of the note payable, other is a reasonable estimate of the fair value based on prevailing market rates.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments

7.    Related Party Transactions

The Company paid fees of $10,806 and $25,429 for the nine months ended March 31, 2010 and 2009, respectively, for legal services provided by a law firm related to the chairman and certain other officers and directors of the Company (the “Law Firm”).

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to the Law Firm and to another entity in which an officer of the Company has a financial interest amounted to $207,525 and $215,107 for the nine months ended March 31, 2010 and 2009, respectively.

In Fiscal 2009, the Company utilized a relative of an officer of the Company to perform part-time administrative services. This individual was paid per hour for administrative work he performed for the Company.  For the nine months ended March 31, 2010 and 2009, he was paid an aggregate of $0 and $9,085, respectively.

The Company utilized a printing company partially owned by an officer and stockholder of the Company.  An aggregate of $3,838 and $9,255 for the nine months ended March 31, 2010 and 2009, respectively, was paid for these services.  .

See Note 4 for additional related party transactions.

8.    Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction which expired October 14, 2008, provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) fell below the fixed rate, Elk was obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rose above the fixed rate, the bank was obligated to pay Elk the differences in rates. For the nine months ended March 31, 2010 and 2009, Elk incurred additional net interest expense of $0 and $32,973, respectively, due to the fluctuation of interest rates under these agreements.  As of March 31, 2010, the Company had no interest rate swaps outstanding.

9.    Stock Option Plans

The Company’s stock option plans expired on May 21, 2009

Employee Incentive Stock Option Plan

An employee stock option plan (the “1999 Employee Plan”) was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company’s long-term financial success and the growth of stockholder value.  The Plan had a ten (10) year life which expired in May, 2009.  Subsequent amendments to the 1999 Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan to 300,000 shares.

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of March 31, 2010, options to purchase an aggregate of 262,425 shares of Common Stock were outstanding and fully vested.

The 1999 Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Effective May 21, 2009, the 1999 Employee Plan expired.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of March 31, 2010, options to purchase an aggregate of 59,000 shares were issued and outstanding with 33,462 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

Options Granted, Expired and Canceled

There were no options granted or canceled during either of the nine month periods ended March 31, 2010 and 2009.

On October 29, 2009, 29,425 options in connection with the 1999 Employee Plan expired.  On January 12, 2010, 16,000 options in connection with the Director Plan expired.

After adoption of ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”)  (see Note 1), the fair value of the options granted amounted to $191,040 at March 31, 2010, and June 30, 2009, which is reflected as stock options outstanding in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the nine months ended March 31, 2010 and 2009 was $28,344 and $59,213, respectively.  As of March 31, 2010, total deferred compensation related to unvested options was $822, which is expected to be recognized over a period of approximately three months.

The following tables summarize information about the transactions of both stock option plans as of March 31, 2010:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2009	366,850	$3.90
Granted	-	-
Canceled	-	-
Expired	45,425	5.25
Exercised	-	-
Options outstanding at March 31, 2010	321,425	$3.71

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$5.56-$6.12	29,425	.75 years	$5.81	29,425	$5.81
$3.60	13,888	3.14 years	$3.60	13,888	$3.60
$5.28	80,000	3.14 years	$5.28	80,000	$5.28
$5.30	9,433	1.73 years	$5.30	9,433	$5.30
$4.50	20,000	2.53 years	$4.50	20,000	$4.50
$4.93	10,141	2.11 years	$4.93	10,141	$4.93
$1.78	25,538	4.10 years	$1.78	-	$1.78
$2.36	133,000	3.53 years	$2.36	133,000	$2.36
$1.78-$6.25	321,425	3.05 years	$3.71	295,887	$3.88

Effective December 10, 2009, the date on which the Investment Advisory Agreement with Velocity became effective, no further grants will be made under the Stock Option Plan.  Effective May 21, 2009, the date on which the Employee Plan and the Director Plan expired, no further grants will be made pursuant to such plans.  On October 29, 2009, 29,425 grants expired.

10.    Financial Highlights

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Year Ended June 30, 2009
Net share data
Net asset value at the beginning of the period	$3.40	$5.06	$5.06
Net investment loss	(0.78)	(0.50)	(0.86)
Net realized and unrealized losses on investments	(0.57)	(0.23)	(0.73)
Net decrease in net assets from operations	(1.35)	(0.73)	(1.59)
Distributions to Stockholders (4)	(0.10)	(0.07)	(0.07)
Total decrease in net asset value	(1.45)	(0.80)	(1.66)
Net asset value at the end of the period	$1.95	$4.26	$3.40
Per share market value at beginning of period	$1.63	$3.01	$3.01
Per share market value at end of period	$1.30	$1.96	$1.63
Total return (1)	(14.2%)	(32.6%)	(43.5%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$9,084	$15,824	$14,371
Total expense ratio (3)	56.8%	40.1%	43.7%
Net investment loss to average net assets (5)	(38.8%)	(14.1%)	(20.5%)

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

(5)

Annualized for interim periods.

11.    Subsequent Events

On April 9, 2010, the Board of Directors declared a dividend of $0.28125 per share on the Company’s Preferred Stock for the quarterly period commencing January 1, 2010 and ending March 31, 2010.  Accordingly, on April 27, 2010, the Company paid aggregate dividends in the amount of $84,375 to the holders of the Company’s Preferred Stock as of April 22, 2010.

On May 12, 2010, the Board of Directors approved a repurchase program (the "Repurchase Program") for the Preferred Stock.  Under the Repurchase Program, Ameritrans may from time to time purchase up to 150,000 shares of Preferred Stock in open market purchases in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of purchases made under the Repurchase Program will depend upon prevailing stock prices, general economic and market conditions, and other factors. Any Preferred Stock acquired under the Repurchase Program will be retired.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Commission by the Company on September 28, 2009, and which is available on the Company’s web site at www.ameritranscapital.com.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Total Investment Income

The Company’s investment income for the three months ended March 31, 2010, decreased $168,704, or 26%, to $486,673, as compared to the three months ended March 31, 2009. This decrease was due to a reduction of income in its life settlement portfolio of $49,000 due to the restructuring of the investment.  Further impacting the reduction in income was an increase in the amount of loans on non-accrual status which reduced income by approximately $109,000 for the quarter when compared to the prior fiscal year.

Corporate Loans outstanding as of March 31, 2010, decreased by $173,585, or 1.4%, to $12,481,443, as compared with March 31, 2009.  The interest rate earned on Corporate Loans increased in 2010, as compared with the prior year, primarily due to interest rate “resets” on Corporate Loans due to covenant defaults.   The decrease in Corporate Loans outstanding was due to loan amortization totaling approximately $503,000, the sale of a loan for $869,337 and of the aggregate reduction of fair value of certain Corporate Loans of approximately $1,042,000.  This was partially offset by the addition of new Corporate Loans totaling approximately $2,242,000.

Commercial Loans outstanding as of March 31, 2010 decreased by $3,044,463, or 26%, to $8,864,721 as compared with March 31, 2009.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $2,726,000, and further impacted by an aggregate reduction in the fair value of certain Commercial Loans of $318,000.

Medallion loans outstanding as of March 31, 2010 decreased by $158,135, or approximately 42%, to $221,496, as compared with March 31, 2009.   Medallion Loans declined in portfolio size, due to amortization and the sale of one loan, which led to a decrease in medallion income for the quarter March 31, 2010 of approximately $6,400 as compared to the same period March 31, 2009.

Life settlement contracts outstanding decreased by $1,686,708 as of March 31, 2010 or 63% as compared with the three months ended March 31, 2009.  Due to the restructuring of this investment, the Company has stopped accruing interest on the life settlement contracts and fair value adjustment reduction of $1,290,014 has been made to date to reflect the value of the investment as compared to the March 31, 2009.  The Company sold one of the original joint venture policies for net proceeds of $109,857 and recognized a loss of $392,496.  The investment has been valued based on the estimate of current policies fair market value based on market conditions.  This revaluation was partially offset by additional premiums paid of $233,000.  The reduction in interest income for the three months ended March 31, 2010, was approximately $49,000 when compared to the prior-year-period. (See Note 2 of the consolidated financial statements).

Operating Expenses

Interest expense for the three months ended March 31, 2010 increased $75,618, or 47%, to $236,513, as compared to the three months ended March 31, 2009.  This was due to an increase in SBA debentures and other notes outstanding.

Salaries and employee benefits for the three months ended March 31, 2010 increased $16,893 to $503,725, or approximately 3.5%, when compared to the three months ended March 31, 2009.  This increase was due to bonuses paid of approximately $35,000 and a one time salary payment of approximately $12,000, partially offset by a reduction in pension expenses.

Occupancy costs for the three months ended March 31, 2010, were unchanged at approximately $61,000 when compared with the three months ended March 31, 2009.

Professional fees for the three months ended March 31, 2010 decreased $53,053 to $256,935, or approximately 17%, when compared to the three months ended March 31, 2009.   Legal fees to non-related parties decreased approximately $44,700 to $89,262, or approximately 33.4% when compared to the three months ended March 31, 2009.  Legal fees to non related parties decreased due to the smaller portfolio, and management has undertaken to review and prepare the SEC Filings internally except for final review thereby saving legal fees.  Legal fees to related parties increased approximately $11,100 to $6,294 when compared to the three months ended March 31, 2009.  These fees related to increased foreclosure activity in the Company’s Commercial Loan portfolio.    Legal fees associated with the Company’s life settlement portfolio increased by $6,226.   These increases were primarily due to the restructuring of the investment.  Accounting fees decreased approximately $36,100 to $38,700 when compared to the three months ended March 31, 2009.  Audit fees decreased approximately $32,600 to $52,518 when compared to the three months ended March 31, 2009.  These decreases were due to a reduction in audit fees attributable to the Company’s smaller portfolio.  Offsetting these decreases was an increase in accounting fees for internal controls of $43,075 to $63,936 when compared to the three months ended March 31, 2009.  This increase in our accounting fees was primarily attributable to the Company’s implementation of, and compliance with, Section 404 of the Sarbanes Oxley Act of 2002, including the improvement of documentation related to our internal control over financial reporting.

Director fees for the three months ended March 31, 2010 increased $46,869 to $69,750 or approximately 205% when compared to the three months ended March 31, 2009.  Effective January1, 2010, non-employee directors will be paid $25,000 per annum or $6,250 per quarter.  In addition each non-employee director will receive a fee of $1,000 for each meeting attended and $500 for each telephone or brief board meeting attended.

Advisory Fees decreased approximately $64,000 to $(14,261) when compared to the three months ended March 31, 2009. This was due to certain adjustments made in connection with an amendment to the Advisory Agreement that has been submitted to shareholders.

Miscellaneous administrative expenses decreased $14,164, to $167,933, or approximately 8% when compared with the three months ended March 31, 2009.  This decrease was due to a reduction of computer fees of approximately $7,500, website expense of approximately $4,000, line and facility fees of approximately $7,000, market data fees of approximately $7,000, audit and compliance fees of approximately $5,000, investor relations fees of approximately $4,000, and other miscellaneous fees and expenses of approximately $10,000 partially offset by an increase in recruitment fee for a new employee of approximately $14,000, insurance expenses of approximately $8,900, and SBA committee fee of approximately $7,600.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $915,297, for the three months ended March 31, 2010 as compared to a $769,550 decrease, for the three months ended March 31, 2009.   The change in net assets from operations between the periods was attributable to lower interest rates and a smaller investment portfolio, which resulted in a reduction in investment income of $168,704.   There was an increase in realized loss of approximately $340,000, partially offset by a decrease in unrealized loss of approximately $372,000.  The increase in realized loss and the decrease in unrealized loss was primarily attributable to the sale of one life settlement policy which resulted in a reclassification of a previously unrealized loss of approximately $392,000 to a realized loss.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

Total Investment Income

The Company’s investment income for the nine months ended March 31, 2010 decreased $1,860,561, or 60%, to $1,225,021, as compared to the nine months ended March 31, 2009. This decrease can be attributed to lower interest income due to an overall decrease in the size of the Company’s loan receivable portfolio due to the sale of substantially all of the Company’s taxicab medallion portfolio.  Included in this is a reduction of interest income of approximately $160,000 which primarily reflects loans on non-accrual status and a reduction of income due to the restructuring of the Company’s life settlement portfolio.

Corporate Loans outstanding as of March 31, 2010, decreased by $173,585, or 1.4%, to $12,481,443, as compared with March 31, 2009.  The interest rate earned on Corporate Loans increased in 2010 as compared with the prior year, primarily due to interest rate “resets” on Corporate Loans due to covenant defaults.   The decrease in Corporate Loans outstanding was due to the sale of a loan for $922,000, loan amortization totaling approximately $559,000 and of the aggregate reduction of fair value of certain Corporate Loans of approximately $1,042,000.  This was partially offset by the addition of new Corporate Loans totaling approximately $2,294,000.

Commercial Loans as of March 31, 2010, decreased by $3,044,463, or 26%, to $8,864,721 as compared with March 31, 2009.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $2,726,000, and  was further impacted by an aggregate reduction in the fair value of certain Commercial Loans of $318,000.

Medallion loans outstanding as of March 31, 2010 decreased by $158,135, or approximately 42%, to $221,496, as compared with March 31, 2009.   Medallion Loans declined in portfolio size, which lead to a decrease in medallion income for the quarter March 31, 2010, of approximately $6,400 as compared to the same period March 31, 2009.

Life settlement contracts outstanding decreased by $1,686,708 as of March 31, 2010 or 63% as compared with the period ended March 31, 2009.  Due to the restructuring of this investment, the Company has stopped accruing interest on the life settlement contracts and fair value adjustments of $1,290,014 have been made to date to reflect the value of the investment as compared to the March 31, 2009.   The investment has been valued based on the estimate of current policies fair market value based on market conditions industry valuation.  This revaluation was partially offset by additional premiums paid of $233,000.  The reduction in interest income for the three months ended March 31, 2010, was approximately $66,000 when compared to the prior-year-period. (See Note 2 of the consolidated financial statements).

Operating Expenses

Interest expense for the nine months ended March 31, 2010 decreased $330,343, or 36%, to $583,926, as compared to the nine months ended March 31, 2009.  This was primarily due to a reduction in bank debt outstanding when compared to the prior period partially offset by an increase in SBA debentures and other notes outstanding as compared to the prior period.

Salaries and employee benefits for the nine months ended March 31, 2010 decreased $340,654 to $1,418,137, or approximately 19%, when compared to the nine months ended March 31, 2009.  This decrease was due to the absence of a one-time payment to an employee in connection with a restructuring of his employment agreement in the prior period.

Occupancy costs for the nine months ended March 31, 2010 decreased approximately $7,500 to $207,525 when compared with three months ended March 31, 2009.

Professional fees for the nine months ended March 31, 2010 decreased $333,015 to $767,546, or approximately 30.2%, when compared to the nine months ended March 31, 2009.   Legal fees to non-related parties decreased approximately $160,000 to $242,863 or approximately 40.2% when compared to the nine months ended March 31, 2009.  Legal fees to related parties decreased approximately $14,600 to $10,806 when compared to the nine months ended March 31, 2009.   Legal fees associated with the Company’s life settlement portfolio increased by $65,401 when compared to the nine months ended 3/31/09.   These increases were primarily due to the restructuring of the investment.  Accounting fees decreased approximately $31,800 to $149,650 when compared to the nine months ended March 31, 2009.  Audit fees decreased approximately $102,000 to $156,042 when compared to the nine months ended March 31, 2009.  These decreases were due to a reduction in audit fees attributable to the Company’s smaller portfolio a decrease in accounting fees related to the improvement of the Company’s internal control over financial reporting of $86,832 to $142,785 when compared to the nine months ended March 31, 2009.  While the Company continues to implement the requirements of Section 404 of the Sarbanes Oxley Act of 2002 during the nine months ended March 31, 2010, audit fees related to such compliance decreased in the nine months ended March 31, 2010 as compared to the comparable period of the prior year during which the Company took significant steps towards compliance with such requirements.

Director fees for the nine months ended March 31, 2010 increased $45,738 to $119,097 or approximately 62% when compared to the nine months ended March 31, 2009.  Effective January1, 2010, non-employee directors will be paid $25,000 per annum or $6,250 per quarter.   In addition each non-employee director will receive a fee of $1,000 for each meeting attended, and $500 for each telephone or brief board meeting attended.

Advisory Fees increased approximately $200,381 to $299,671 when compared to the nine months ended March 31, 2009.  This was due to fees due under the Advisory Agreement that was approved by shareholders in December 2009.

Miscellaneous administrative expenses decreased $125,270 to $473,565, or approximately 21% when compared with the nine months ended March 31, 2009.  This decrease was due to a reduction in service fees and custodial fees of approximately $91,000 due to the smaller portfolio.  In addition, outside help, advertising, and investor relation related expenses were reduced partially offset by an increase in recruitment fees to hire a new employee.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net assets from operations decreased $4,610,177 for the nine months ended March 31, 2010, as compared to a decrease of $2,555,553 for the nine months ended March 31, 2009.  The decrease in net assets from operations between periods was attributable primarily to a decrease in investment income of approximately $1,860,500.  This decrease was due to lower interest rates and smaller investment portfolio.  Unrealized losses increased by approximately $530,000 reflected the restructuring of three corporate loans of approximately $1,000,000 and one commercial real estate loan of approximately $130,000, partially offset by the reclassification of previously recorded unrealized loss on a life settlement policy of approximately $392,000 due to the loss being recognized on the sale of the life settlement policy and a unrealized gain of approximately $210,000 on a real estate equity investment.  Realized losses increased by approximately $555,000 primarily due to the reclassification of a previously unrealized loss of approximately $392,000 to a realized loss related to a life settlement policy disposed during the period as noted above.  The decreases were partially offset by a reduction in operating expenses of approximately $890,000 as discussed above.

Financial Condition at March 31, 2010 and June 30, 2009

Assets and Liabilities

Total assets increased $7,140,997 to $35,427,153, at March 31, 2010, as compared to June 30, 2009, total assets of $28,286,156. This increase was primarily due to an increase in cash and equivalents of approximately $9,000,000, from funding of $9,175,000 in new debentures by the SBA and debt financing of approximately $3,000,000, partially offset by the funding of new loans of $2,240,000.  This was partially offset by a decrease in investments of $2,840,000 due to a decrease in the fair value of the investments due to a revaluation of certain loans.  Total liabilities increased by approximately $12,060,000, to $25,202,644 at March 31, 2010, as compared to June 30, 2009, primarily due to an increase in SBA debentures and debt offering financing totaling $12,175,000.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At March 31, 2010, approximately 2% of the Company’s indebtedness was represented by indebtedness to its banks and other lenders with variable rates ranging from 3.9% to 4.5%, whereas approximately 86% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%. At March 31, 2010, approximately 12% of the Company’s indebtedness was represented by certain notes payable which were issued in December, 2009, and March 2010, and bear an interest rate of 8.5%.  At March 31, 2010, the Company had available $452,000 of credit lines from its banks, of which $370,000 was drawn down as of that date, subject to the statutory and regulatory limitations imposed by the SBA.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after March 31, 2010, premium payments due through the life expectancy of the insured are approximately $4,533,000 over the next five years and approximately $3,430,000 thereafter (see Note 2 of the consolidated financial statements).

In December 31, 2009, the Company received from the SBA an additional $9,175,000 in SBA long term guaranteed debentures.  The debentures carried an initial interest rate of 0.28%.  On March 23, 2010, the debentures were pooled and a interest rate set of 4.117% was established.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $142,104 at March 31, 2010. This is comprised of a 1% increase in two components, loans receivable of $144,881 at variable interest rate terms, and $2,777 for bank debt subject to variable market rates.  This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended  March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

On January 4, 2010, Elk executed a fixed rate promissory note with Bank Leumi USA (the “Leumi Note”) to extend its current line of credit in the principal amount of $120,000 to July 6, 2010, at an interest rate of 4.00%.  As part of the agreement, Elk must maintain a certificate of deposit in the amount of $120,000.

On January 31, 2010, Elk executed an agreement to extend its line of credit with Israel Discount Bank in the principal amount of $352,000 to June 30, 2010, at an interest rate of 1% over the bank’s prime rate of interest.  The credit line was increased to $352,000 and currently $250,000 is drawn.

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)

Exhibits

10.1   Executed Fixed Rate Promissory Note dated January 4, 2010, between Elk Associates Funding Corp. and Bank Leumi USA and extended to July 6, 2010.  (attached hereto)

10.2   Executed Demand Grid Promissory Note dated April 30, 2009, between Elk and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010, and extended to June 30, 2010 (attached hereto)

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

AMERITRANS CAPITAL CORPORATION

Dated: May 17, 2010

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President