Form 10-K
period 2010-06-30
AMERITRANS CAPITAL CORP
filed 2010-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2010

AMERITRANS CAPITAL CORPORATION

Delaware (State of incorporation)	814-00193 Commission File Number	52-2102424 (I.R.S. Employer Identification No.)

50 JERICHO QUADRANGLE, JERICHO, NEW YORK 11753

(212)355-2449

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
9 3/8% Cumulative Participating Redeemable Preferred Stock (face value $12.00)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

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

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☑       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates (based upon the closing price of the Registrant’s common stock, $0.0001 par value, of $1.30 per share, as reported on the NASDAQ Capital Market on December 31, 2009) was approximately $2,165,635.

The number of outstanding shares of Registrant’s common stock, $.0001 par value as of September 24, 2010 was 3,395,583.  The number of shares of Registrant’s 9⅜% cumulative participating redeemable preferred stock as of September 24, 2010 was 300,000.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of June 30, 2010, are incorporated by reference into Part III of this Form 10-K.  Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Annual Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include, but are not limited, to statements as to:

•

our future operating results;

•

our business prospects and the prospects of our existing and prospective portfolio companies;

•

the impact of investments that we expect to make;

•

our relationships with third parties;

•

the dependence of our future success on the general economy and its impact on the industries in which we invest;

•

the ability of our portfolio companies to achieve their objectives;

•

our expected financings and investments;

•

our regulatory structure and tax treatment;

•

our ability to operate as a Business Development Company (“BDC”) and a Regulated Investment Company (“RIC”); and

•

the adequacy of our cash resources and working capital.

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

AMERITRANS CAPITAL CORPORATION

2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation (the “Company,” “Ameritrans,” “our,” “us,” or “we”), is a Delaware closed-end investment company formed in 1998, which makes loans and investments with the goal of generating both current income and capital appreciation. Through its wholly-owned subsidiary, Elk Associates Funding Corporation (“Elk”), the Company makes loans to finance the acquisition and operation of small businesses as permitted by U.S. Small Business Administration (the “SBA”) regulations. Elk Capital Corporation (“Elk Capital”) is a wholly owned subsidiary of Ameritrans.  Since its inception, and through July 2010, Elk Capital had no operations.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their boards of directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes.  Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders.  We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income to our stockholders as dividends.  Elk’s dividends are payable to Ameritrans as Elk’s sole stockholder.  For the fiscal year ended June 30, 2010, all 9 3/8% Cumulative Participating Redeemable Preferred Stock (“Preferred Stock”) dividends have been paid for each quarter. The dividends for the quarters ending June 30, 2009, September 30, 2009 and December 31, 2009, were paid on March 12, 2010 and the dividends for the quarters ended March 31, 2010 and June 30, 2010 were  paid when due on April 27, 2010 and August 17, 2010, respectively.

CORPORATE HISTORY AND OFFICES

Elk was formed in August 1980 as a New York Corporation. In December 1998, we completed a share-for-share exchange with Elk, whereby Ameritrans became Elk’s sole shareholder.  Both Ameritrans and Elk are managed by the same boards of directors.

Our principal executive offices are located at 50 Jericho Quadrangle, Suite 109, Jericho, NY 11753 and our telephone number is (212)355-2449. We also maintain an office at 830 Third Avenue, 8th Floor, New York, NY 10017.  Information about us may also be obtained from the Securities and Exchange Commission’s website (http://www.sec.gov). We maintain a website on the Internet at http://www.ameritranscapital.com. Information contained on our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

In July 2009, Elk Capital took title to certain real estate assets acquired by the Company in satisfaction of foreclosure by Ameritrans on September 18, 2009.  As of June 30, 2010 Elk Capital had no assets inasmuch as such assets have been sold.

During the fiscal year ended June 30, 2010, Elk had one (1) wholly owned subsidiary: EAF Holding Corporation.  EAF Leasing LLC and EAF Leasing II LLC were both liquidated during July 2007.  Prior to their liquidation, EAF Leasing LLC and EAF Leasing II LLC owned and leased medallions acquired in satisfaction of foreclosures by Elk.

EAF Holding Corporation owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk although, at June 30, 2010, it did not hold any assets.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset Value

Our net asset value (“NAV”) per share was $1.40 and $3.40 as of June 30, 2010 and June 30, 2009, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity per share for the reporting period.  Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2010		June 30, 2009
	Fair Value	Per Share	Fair Value	Per Share
Investments at fair value:
Investments in debt securities	$23,078,192	$6.79	$23,843,087	$7.02
Investments in life settlement contracts	1,356,800	0.40	1,764,081	0.52
Investments in equity securities	1,020,706	0.30	802,300	0.24
Cash and cash equivalents	7,362,491	2.17	885,434	0.26
Other assets	1,091,173	0.32	991,254	0.29
Total Assets	33,909,362	9.98	28,286,156	8.33
Borrowings	24,545,000	(7.23)	12,370,000	(3.64)
Other liabilities	988,193	(0.29)	772,314	(0.23)
Total Liabilities	25,533,193	(7.52)	13,142,314	(3.87)
Preferred Stock	3,600,000	(1.06)	3,600,000	(1.06)
NET ASSET VALUE APPLICABLE TO
COMMON STOCK	$4,776,169	$1.40	$11,543,842	$3.40

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

Interest and Amortization of Debt Issuance Costs.  Interest expense is dependent on the average outstanding balances on our bank lines of credit and the base index rate for the period.  Our SBA debentures carry fixed-rates of interest.  Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings.  These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer-related payroll costs.  The largest components of total compensation costs are base salaries. Generally, base salaries are expensed as incurred.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees, occupancy costs, general administrative expenses and other costs.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2010, our investments had a net unrealized depreciation of approximately $1,404,700.  The net unrealized depreciation for the year ended June 30, 2010 is primarily due to decreases in the fair value of certain investments in our Corporate Loan portfolio.

An unrealized write-down of $1,567,734 in our Corporate Loan portfolio was the largest component of unrealized depreciation.

Net Decrease in Stockholders’ Equity Resulting From Operations

The net decrease in stockholders’ equity resulting from operations for the year ended June 30, 2010 was $6,374,963, or a decrease of $1.88 per outstanding share of Common Stock. The factors contributing to this decrease were: an investment loss of $3,976,415, net realized losses on investments of $993,848 and unrealized losses on investments of $1,404,700.

Net Investment Loss and Net Realized Loss

Net investment loss and net realized loss represent the net decrease in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended June 30, 2010, net investment loss and realized loss were approximately $4,970,263 or $1.46 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended June 30, 2010, dividend distributions on our Preferred Stock totaled $421,875 or approximately $1.41per share (equal to $0.12 per share of our Common Stock), which includes the fourth quarter distribution from the prior year.

Dividends

To comply with excise tax regulation imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•

98% of our ordinary net taxable income for the calendar year;

•

98% of our capital gains, if any, in excess of capital losses for the twelve-month period ending on October 31 of the calendar year; and

•

Any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and other income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends declared by us on our Preferred Stock (there were no dividends on Common Stock):

	For the year ended June 30, 2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
Fourth Quarter (April 1, 2009– June 30, 2009)	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
First quarter (July 1, 2009 – September 30, 2009)	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
Second quarter (October 1, 2009 – December 31, 2009)	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
Third Quarter (January 1, 2010–March 31, 2010)	$0.28125	$84,375	04/09/10	04/22/10	04/27/10
Fourth Quarter (April 1, 2010– June 30, 2010)	$0.28125	$84,375	07/21/10	08/02/10	08/17/10
Total Preferred Stock Dividends Declared	$1.40625	$421,875

Business Categories

We currently aggregate our business into five categories:  1) Corporate Loans; 2) Commercial Loans; 3) Life Insurance Settlements, 4) Equity Investments; and 5) Taxicab Medallion Finance.

Corporate Loans

Beginning in June 2007, the Company began investing in middle market syndicated loans.  Our investment strategy is to build a diverse portfolio of corporate loans (“Corporate Loans”) to middle market companies (the “Corporate Loan Strategy”).  Given the size of the Corporate Loan market, we believe that the Corporate Loan Strategy will allow us to increase our asset base significantly, assuming the Company can obtain adequate financing.  As of June 30, 2010, the Company had assets with fair value aggregating $14,136,860 invested as part of our Corporate Loan Strategy.

To pursue its Corporate Loan Strategy, we engaged an adviser, Velocity Capital Advisors, LLC (“Velocity” or “VCA”), which is responsible for recommending to us for investment and, thereafter, recommending action, with respect to Corporate Loans.  On March 18, 2008, our stockholders approved an Investment Management and Advisory Agreement (“Advisory Agreement”) pursuant to which Velocity would act as our adviser with respect to the Corporate Loan Strategy and on December 10, 2009 our stockholders approved an amendment to the Advisory Agreement. On June 2, 2010, an additional amendment to the Advisory Agreement was approved by our stockholders.  The principals of VCA have worked together for more than fifteen years investing in middle market companies.  As such, the VCA principals have been involved in all aspects of middle market investing including origination, negotiation of terms, portfolio management, distribution and syndication, restructuring and asset sales.  The VCA team has experience in assembling portfolios of middle market loans and investments and managing these portfolios through several credit cycles, including both attractive and stressed credit environments.

The Company defines the middle market as comprised of companies with earnings before interest, taxes and depreciation (“EBITDA”) of between $10 million and $100 million. The Company believes many opportunities exist to provide loans to companies of this size, due to:

•

The large size of the market,

•

The high level of historical acquisition activity in this sector of the  market,

•

The current dislocation of banks and other traditional lenders that provide capital to middle market companies,

•

The significant amount of private equity that has been raised to invest explicitly in middle market companies, and

•

Annual senior secured loan volume estimated to be over $30 billion.

Ameritrans invests primarily in senior loans of middle market companies which, because of their priority in a company’s capital structure, we expect will have lower default rates and higher rates of recovery of principal if a default does occur.  Our Corporate Loan Strategy primarily targets companies that have strong historical cash flows, strong collateral coverage, equity sponsorship, experienced management teams and identifiable and defendable market positions.  The Corporate Loan Strategy focuses on average investments on the part of the Company of between $1 million and $3 million, with an objective of building a portfolio of Corporate Loans with significant diversity across both issuers and industries.

We expect that the investments made as part of the Corporate Loan Strategy will generate current income, capital appreciation and fee income related to the origination and investment management of such investments.  Growing our portfolio of Corporate Loan assets will require additional capital and the use of leverage to carry out this plan.

Commercial Loans

We began making loans to diversified small businesses (“Commercial Loans”) primarily in the New York City metropolitan area in 1985.  Until we commenced the implementation of its Corporate Loan Strategy, we had been increasing this portfolio on a selective basis, with a concentration on loans to operators of restaurants, laundromats, commercial construction, broadcasting telecommunications and other diversified industries.  Many of our commercial loans are secured by real estate mortgages which are primarily first mortgages on various properties.  At June 30, 2010, the fair value of our Commercial Loans was $8,722,348.

Our Commercial Loans primarily finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  We generally hold these loans to maturity, although from time to time we sell participation interests in our loans to share risk, or purchases participation interests in loans originated by other finance companies.  We generally obtain interest rates on our Commercial Loans that are higher than can be obtained on Corporate Loans.  We believe that the higher yield on Commercial Loans compensates for their higher risk of default relative to other investment categories and that we will benefit from the diversification of our portfolio. Interest rates on currently outstanding Commercial Loans range from 5.0% to 14.5%, with a weighted average of 13.55% (8.51% on performing loans).

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during the year ended June 30, 2010 was 19.0%.

Life Settlement Contracts

In September, 2006, we entered into a joint venture agreement (the “Agreement”) with an unaffiliated company (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Agreement, we were designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold or paid off.  We were entitled to receive a twelve percent (12%) annual return on the amount of funds paid by us and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies were to be distributed, net of direct expenses, as defined in the Agreement.

In April, 2009, we learned that the manager of the Joint Venture had been charged with various violations of securities laws by the SEC. The SEC obtained a court order freezing the assets of the manager and other entities with which he was involved, including Vibrant (the “Receivership Estate”).  As of April 14, 2009, a trustee and a receiver (the “Receiver”) were appointed to operate Vibrant.  Throughout calendar 2009, the Company worked with the Receiver and investigated potential opportunities to maximize the value of our interest in the life insurance contracts.

Initially, we made certain contributions to the payment of the premiums in order to keep the policies in full force and effect and preserve their value.  Thereafter, utilizing a line of credit secured by certain assets of the Receivership Estate, the Receiver advanced premiums due under certain policies to keep the policies in full force and effect.  The Receiver engaged an independent specialist firm to service and market for sale all of the policies in the Receivership Estate.   In October 2009, the Receiver indicated it no longer had the funds available to pay future premiums and that it wanted to engage in a sale to one of two buyers that had indicated an interest in purchasing the Receivership Estate.  Subsequently, both buyers determined not to complete a transaction.  Following discussions with the Receiver, we negotiated an agreement (the “Purchase Agreement”), which among other items, granted us the right to purchase the policies, subject to certain terms and conditions and court approval.

Pursuant to the Purchase Agreement:

As of January 8, 2010, we purchased the life insurance policies pursuant to a purchase agreement (the “Purchase Agreement”) entered into with the Receiver:

1)  We acquired all of the rights to and title and interest in, ten (10) life insurance policies (7 of which had been previously included in the Joint Venture), with an aggregate death benefit of $28,159,809.

2)  We agreed to pay the Receiver $30,000 to cover certain expenses;

3)  We agreed to pay the Receivership Estate 20% of all recoveries until such time as we have recouped approximately $2.1 million plus the amount of any premiums paid following the date of the Purchase Agreement;

4)  We agreed to pay the Receivership Estate 50% of all recoveries above the amounts described in Item 3 above;

5)  We entered into an agreement of sale on the rescission of one of the original Joint Venture policies.  In accordance with the terms of the settlement agreement with the Receiver, we recorded proceeds of $109,857 and recognized a loss on the sale of the policy of $342,496;

6)  We agreed to the cancellation of certain claims we had against the Receivership Estate for premiums advanced since April 2, 2009;

7)  We and the Receivership Estate agreed that the Agreement would be cancelled, terminated and have no further effect; and

8)  Despite the retained interest of the Receiver in any recovery, we reserved the right, in our sole discretion, to continue to fund premium payments or let any or all of the policies lapse.

The Purchase Agreement was dated December 18, 2009 and approved by the court on January 8, 2010.

Subsequent to court approval, we learned that certain of the policies had lapsed due to non-payment of premiums. As of June 30, 2010, we owned a total of five (5) policies with an aggregate death benefit of $17,659,809 which remained in full force and effect.

After a review of the current financing and regulatory environment, and other opportunities to make investments in the Corporate Loan Strategy and Commercial Loans, we decided to exit this line of business and plan to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of June 30, 2010, the fair value of our life settlement portfolio was $1,356,800, which represents our estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits related to five (5) life insurance policies with an aggregate face value of $17,659,809.

Equity Investments

Ameritrans, to a limited extent, makes equity investments.  These investments may be independent or incidental to our other lines of business.  The fair value of the equity securities in Ameritrans’ investment portfolio at June 30, 2010 aggregated $1,020,706.  Elk may make additional equity investments. However, under SBA rules, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk’s total assets.

Taxi Medallion Finance

From 1980 through October 2008, our primary business had been the investment in loans secured by taxi medallions.  Over recent years, this niche finance market changed significantly.  Collateral values increased dramatically, while the average rate obtainable from borrowers steadily decreased.  As the marketplace for these investment opportunities became more competitive, management and the Board of Directors had been exploring strategic alternative investment strategies for us.  As discussed below, on October 29, 2008, we closed on the sale of substantially all of our taxi medallion loans.  This transaction was approved by our shareholders on August 26, 2008.  Under the terms of the sale of medallion loans, we, and certain of our executives, agreed not to compete in these business areas for periods ranging from three to five years.  As of June 30, 2010, we had remaining permitted investments of $218,984 in taxi medallion loans.

The following table shows our portfolio by business category at June 30, 2010 and June 30, 2009:

	June 30, 2010			June 30, 2009
Business Category	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)

Commercial Loans	$9,474,498	$8,722,348	34.3%	$12,094,430	$11,293,132	42.8%
Corporate Loans	15,519,286	14,136,860	55.5%	12,007,939	12,193,255	46.2%
Life Settlements	2,568,691	1,356,800	5.3%	2,859,489	1,764,081	6.7%
Equity Securities	1,438,927	1,020,706	4.0%	1,444,927	802,300	3.0%
Taxicab Medallion Loans	218,984	218,984	0.9%	362,611	356,700	1.3%
Total	$29,220,386	$25,455,698	100.0%	$28,769,396	$26,409,468	100.0%

(1)  Represents percentage of total portfolio at fair value.

Valuation details

	June 30, 2010		June 30, 2009
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Assisted Living Facilities	-	-	$908,480	3.4%
Broadcasting/Telecommunications	$1,882,189	7.4%	1,939,947	7.3%
Commercial Construction	2,738,684	10.8%	3,069,261	11.6%
Construction and Predevelopment	1,901,881	7.5%	1,723,230	6.5%
Debt Collection	481,350	1.9%	516,227	2.0%
Education	884,538	3.5%	990,000	3.7%
Gaming	1,108,004	4.4%	1,384,913	5.2%
Gasoline Distribution	570,413	2.2%	632,414	2.4%
Laundromat	292,562	1.1%	352,922	1.3%
Life Insurance Settlements	1,356,800	5.3%	1,764,081	6.7%
Manufacturing	3,588,738	14.1%	4,097,105	15.5%
Military/Defense	1,268,750	5.0%	-	-
Office Water Systems	-	-	508,159	1.9%
Printing/Publishing	937,725	3.7%	1,935,172	7.3%
Processing Control Instruments	1,039,059	4.0%	1,750,618	6.6%
Residential Mortgages	-	-	470,000	1.8%
Restaurant/Food Service	4,304,767	17.0%	2,508,090	9.5%
Sanitaryware Distribution	361,609	1.4%	1,160,198	4.4%
Supermarket	2,263,750	8.9%	-	-
Other	474,879	1.8%	698,651	2.9%
TOTAL	$25,455,698	100.00%	$26,409,468	100.0%

SOURCES OF FUNDS

We fund our operations from a variety of sources.  Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, aggregating $21,175,000 with fixed rates of interest plus user fees, which results in rates ranging from 4.11% to 5.54%, Elk has, to date, borrowed funds only from banks.  As of June 30, 2010, Elk maintained two lines of credit with an overall borrowing limit of $472,000, of which

$370,000 was outstanding under these lines.  The credit lines have maturity dates of December 10, 2010 and July 6, 2011 and interest rates of 4.0% and 4.5%, respectively.  However, the outstanding balance of each of these lines was paid in full as of August 31, 2010. Pursuant to the terms of the loan agreements, Elk is required to comply with certain provisions, covenants and conditions, and its loans receivable and other assets are pledged as collateral. Elk was in compliance with all covenants and credit terms at June 30, 2010. Although each of these loans was paid in full as of August 31, 2010, the lines remain available through their respective maturity dates.

As interest rates fluctuate, our cost of funds may also fluctuate, while the rates on our outstanding loans to a significant number of our borrowers remains fixed, and our profitability, therefore, varies.  To partially mitigate this volatility, from time to time we have purchased interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense” and Note 12 of Notes to Consolidated Financial Statements.

Pursuant to an agreement with SBA (the “SBA Agreement”), Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base (the “Borrowing Base”) each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk’s portfolio.  Loans that are more than 90 days in arrears are valued at a lower amount in computing the Borrowing Base.  As of June 30, 2010, Elk was not in compliance with the Borrowing Base. However, we have concluded that, based on additional investments that Elk is making in September 2010, it will be in compliance by September 30, 2010.

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

Credit and Investment Process

For our Corporate Loan investments, we employ a due diligence intensive investment strategy.  By focusing on the operating components of revenue and cash flow, we, alone or with our external advisors, develop underwriting cases, stress models and event-specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 million to $100 million;
•	companies with financing needs of $1 million to $150 million;
•	companies owned by well-known equity sponsors;
•	non-sponsored companies with successful management; and
•	high-yield bonds and broadly syndicated loans

We expect to source investment opportunities from:

•	our investment advisors;
•	private equity sponsors;
•	regional investment banks for non-sponsored companies;
•	other middle market lenders with whom we can “club” loans;
•	regional business brokers; and
•	other finance companies, BDCs and SBICs

 In our experience, good credit judgment is based on a thorough understanding of the factors which determine a company’s performance. Our analysis begins with an understanding of the fundamentals of the industry in which a company operates, including the current economic environment and the outlook for the industry. We also focus on the borrower’s relative position within the industry and its historical ability to weather economic cycles. Other key qualitative factors include the experience and depth of the management team and the financial sponsor.

Our management team is involved in due diligence and analysis prior to the formal credit approval process.

An Investment Committee reviews each investment prior to commitment and monitors each investment’s performance throughout its holding period and regularly reports its findings and recommendations to the board of directors.

Credit Monitoring

Our management team and external advisors have significant experience monitoring portfolios of credit-related investments.  Most of our investments will not be liquid and, therefore, we must be prepared to take action if potential issues arise, so that we can work closely with the portfolio company management team or private equity sponsor, if applicable, to take any necessary remedial action quickly. The management team of our outside advisors has substantial workout and restructuring experience.

In order to assist us in early detection of issues with portfolio companies, we perform regular and ongoing analyses of each portfolio company. Including its business, its products and its financial performance. This analyses may include:

•

reviewing financial statements with comparisons to prior year financial statements, as well as the current budget including key financial ratios such as debt/EBITDA, margins and fixed charge coverage ratios;

•	independently computing and verifying compliance with financial covenants;

•	discussing operating performance with company management and, if applicable, the private equity sponsor;

•	determining if current performance could cause future financial covenant default;

•	discussing prospects with the private equity sponsor, if applicable;

•	determining if a portfolio company should be added to our “watch list” (companies to be reviewed in more depth); and

•	reviewing original investment assumptions..

COMPETITION

Banks, credit unions, other finance companies, and other private lenders compete with us in the origination of Corporate and Commercial Loans. A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial finance companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds.  Many of our competitors are substantially larger and have considerably greater financial resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we.  Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and the 1958 Act imposes on us as an SBIC.

EMPLOYEES

As of June 30, 2010, we employed a total of eight (8) employees.

INVESTMENT POLICIES

Ameritrans and Elk Investment Policies

The investment policies described below are the fundamental policies of Ameritrans and Elk (together the “Company”).  Fundamental policies, that is, policies that cannot be changed without the approval of the holders of a majority of Ameritrans’ outstanding voting securities, as defined under the 1940 Act, are described below.  A “majority of Ameritrans’ outstanding voting securities” as defined under the 1940 Act means the lesser of (i) 67% of the shares represented at a meeting at which more than 50% of the outstanding shares are represented or (ii) more than 50% of the outstanding shares.  Because Ameritrans is the only stockholder of Elk, we have agreed with the SEC that Elk’s fundamental investment policies will be changed only by the vote of the Ameritrans stockholders.

1.

We may invest up to 100% of its assets in restricted securities.

2.

We do not intend to engage in the purchase and sale of real estate. However, we may elect to purchase and sell real estate in order to protect any of its prior investments which it considers at risk.

3.

The Company may engage in short sales of securities in order to hedge securities held in its portfolio.

4.

The Company may write or buy put or call options in order to hedge a current security’s position or to hedge our portfolio in general.

5.

We may engage in the purchase or sale of commodities or commodity contracts, including futures contracts (i) where necessary in working out distressed loan or investment situations and (ii) to otherwise hedge all or a portion of the securities positions in our portfolio.

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

Ameritrans has elected to be treated as a “regulated investment company” (a “RIC”) under Section 851 of the Internal Revenue Code. Elk has been treated as a RIC since 1984. A regulated investment company may deduct, for federal income tax purposes, most dividends paid to stockholders, thereby avoiding federal income taxation at the corporate level.

TAXATION OF REGULATED INVESTMENT COMPANIES

In order for us to qualify as a RIC for a given fiscal year, we must meet each of the following conditions for that fiscal year:

(a)

We must be registered as an investment company under the 1940 Act at all times during the year.

(b)

At least 90% of our gross income for the year must be derived from interest, gains on the sale or other disposition of stock or other securities, dividends and payment with respect to securities loans.

(c)

Less than 30% of our gross income must be derived from the sale or other disposition of securities held for less than three months.

(d)

At the close of each quarter, at least 50% of the value of our total assets must be represented by cash, cash items (including receivables), securities of other RICs and securities of other issuers, except that the investment in a single issuer of securities may not exceed 5% of the value of the RIC’s assets, or 10% of the outstanding voting securities of the issuer.

(e)

At the close of each quarter, and with the exception of government securities or securities of other RICs, no more than 25% of the value of our assets may be made up of investments in the securities of a single issuer or in the securities of two or more issuers controlled by the RIC and engaged in the same or a related trade or business. However, if a non-RIC entity controlled by us subsequently sustains internally generated growth (as opposed to growth via acquisitions), the diversification requirement will not be violated even if the non-RIC subsidiary represents in excess of 25% of our assets.

(f)

We must distribute as dividends at least 90% of our investment company taxable income (as defined in Section 852 of the Internal Revenue Code), as well as 90% of the excess of our tax-exempt income over certain disallowed tax-exempt interest deductions. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income. No dividends on the Company’s common stock were paid in each of the fiscal years ended June 30, 2010 and 2009, inasmuch as the Company has had no taxable income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

BDCs are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, “senior securities,” as defined under the 1940 Act) senior to shares of Common Stock if the asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance.  In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless they meet the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase.  Pursuant to an exemptive order issued by the SEC, subordinated SBA debentures, preferred stock guaranteed by or issued to the SBA by Elk, and Elk bank borrowings are exempt from the asset coverage requirements of the 1940 Act.  Additionally, this exemptive order applies to any future Elk SBIC subsidiaries.  Ameritrans may, and currently does, when consolidating, exclude Elk borrowings for purposes of the asset coverage rules.  The exemptive order also grants certain relief from the asset coverage ratios applicable to BDCs.  Ameritrans and Elk must individually comply with Section 18 and Section 61(a) of the 1940 Act.  So long as Ameritrans and Elk individually comply with Section 18, for purposes of consolidation, any borrowings of Elk will not be considered senior securities for asset coverage purposes and as such, will not affect Ameritrans’ asset coverage ratio.

Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of our total assets. The principal categories of Qualifying Assets relevant to our proposed business are the following:

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

Significant Managerial Assistance

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, to count portfolio securities as Qualifying Assets for the purpose of the 70% test discussed above, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. As provided in the 1940 Act, a loan made by an SBIC is considered the “offering of managerial assistance.”

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business—The debt we incur could increase the risk of investing in our Company.”

Code of Ethics

We adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. A copy of the code of ethics is available on the Corporate Governance section of our website at www.ameritranscapital.com.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although some non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as is necessary to service stockholder accounts, such as to a transfer agent, or as otherwise permitted or required by law.

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Proxy Voting Policy and Procedures

Although most of the securities we hold are not voting securities, some of our investments may entitle us to vote proxies. We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that we believe may have a negative impact on our portfolio securities, we may vote for such a proposal if we believe there exists a compelling long-term reason to do so.

Our proxy voting decisions are made by our Investment Committee, which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal to reduce any attempted influence from interested parties.

Other

We are periodically examined by the SEC for compliance with the 1940 Act. Elk is examined, periodically, for compliance with SBA regulations.

We do not “concentrate” our investments, that is, invest 25% or more of our assets in any particular industry (determined at the time of investment).

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from indemnifying any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated the Chief Compliance Officer who is responsible for administering these policies and procedures.

THE SMALL BUSINESS INVESTMENT ACT OF 1958

The 1958 Act authorizes the organization of SBICs as vehicles for providing equity capital, long-term financing and management assistance to Small Business Concerns.

For the Small Business Investment Company (SBIC) program, an applicant must meet one of the following standards (A) For Business Loans, generally, an applicant business concern must satisfy two criteria:  (1) The size of the applicant alone (without affiliates) must not exceed the size standard designated for the industry in which the applicant is primarily engaged; and (2) The size of the applicant combined with its affiliates must not exceed the size standard designated for either the primary industry of the applicant alone or the primary industry of the applicant and its affiliates, whichever is higher. These size standards are set forth in the SBA regulations, or, (B) Including its affiliates, tangible net worth not in excess of $18 million, and average net income after federal income taxes (excluding any carry-over losses) for the preceding two completed fiscal years not in excess of $6 million.

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk’s weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA’s current debenture interest rate.  The current maximum rate of interest permitted on loans originated by Elk is 19%.  At June 30, 2010, Elk’s outstanding loans receivable had a weighted average rate of interest of 9.8%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

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

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single Small Business Concern may not exceed 20% of an SBIC’s Leverageable Capital. (as defined by applicable SBA regulations).  As of June 30, 2010, Elk’s Leverageable Capital was approximately $10.6 million. Under the terms of the SBA Agreement, however, Elk is authorized to make loans to Disadvantaged Concerns in amounts not exceeding 20% of its respective Leverageable Capital.

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

No action is required on the part of a registered stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Information regarding this DRIP will be sent to each stockholder as soon as practicable.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to NAV. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Global Select Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

We need to periodically access the capital markets and/or SBA debentures to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  With certain exceptions, we are only allowed to borrow amounts such that our asset coverage, on a consolidated basis, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current loan facilities or obtain other lines of credit at all or on terms acceptable to us.

In December 2009, Elk received $9,175,000 from SBA in additional guaranteed debentures. The fees paid in connection with these debentures were $314, 244. These debentures carry an interest rate of 4.11% and mature in March 2020.  Elkis eligible to apply for approximately $10 million of additional debentures based on its current capital base.  In general, SBA will only approve leverage request in excess of two tiers of equity after the SBIC has clearly demonstrated consistent, sustainable profitability, based on a conservative investment strategy that limits downside risk.

Should we raise additional capital and contribute it to Elk as equity, Elk will be eligible to apply for additional debentures of approximately two times such equity.  In general, the maximum amount of leverage made available to any one SBIC may not exceed 200 percent of the SBIC’s Regulatory Capital or $150 million, whichever is less.  As of June 30, 2010, Elk’s Regulatory Capital was approximately $14.1 million.

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

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act.  Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200%, subject to certain exemptive relief we have received with respect to calculating this amount, after such incurrence or issuance.  If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC.  If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. We are not generally able to issue and sell our Common Stock at a price below net asset value per share.  We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value of the Common Stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). As our Common Stock trades at a discount to net asset value, this restriction has adversely affected our ability to raise capital.

Most of our investments are not publicly traded and, as a result, there is uncertainty as to the value of our investments.

A large percentage of our investments are not publicly traded.  The fair value of investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our board of directors based on the input of our management and audit committee.  However, we may be required to value our investments more frequently as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting their value.  The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors.  Because such valuations and, particularly, valuations of private investments and private companies that are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize.

Our ability to achieve our investment objective depends on our senior management’s ability to support our investment process; if we were to lose any of our senior management, our ability to achieve our investment objective could be significantly harmed.

We have a small number of employees and, as a result, we depend on the investment expertise, skill and network of business contacts of our senior management.  Our senior management team, with the assistance of outside advisors, evaluates, negotiates, structures, executes, monitors and services our investments.  Our future success will depend to a significant extent on the continued service and coordination of the principals of our investment senior management team. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective. In particular, we are reliant on the continued service of our chief executive officer, Michael Feinsod. While we believe that we have partially mitigated loss of his services through his potential departure by entering into an employment contract with him, if he was not available to us, for any reason, our operations and our ability to reach our objectives would be severely adversely affected.

Declining asset values and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing the value of our assets.

As a BDC, we are required to carry our investments at market value or, if no market value is readily available, at fair value as determined in good faith by the board of directors. Decreases in the values of our investments are recorded as unrealized depreciation. The unprecedented declines in asset values and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. As a result, we have incurred and, depending on market conditions, we may incur further unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have not operated at a profit in recent years and we anticipate incurring a loss in fiscal 2011 and may incur additional losses in 2012. At June 30, 2010, we had stockholders’ equity of $8.4 million, a decline of $6.7 million from the prior fiscal year-end. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted, accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues have declined from $6.3 million in 2008 to $1.7 million in 2010. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationships could be terminated and we may not be able to obtain additional financing.

At June 30, 2010, we had lines of credit with two (2) banks aggregating $472,000, of which $370,000 was outstanding.  These credit lines were paid in full as of August 31, 2010.  We anticipate that, as the need for additional working capital arises from time to time, we may seek to renew the credit lines, subject to approval from the banks. We currently anticipate that our available cash resources, including these lines of credit, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We cannot assure you that these term loans will be available to us and, if so, on terms that are acceptable to us.  At June 30, 2010, we had outstanding debentures payable to the SBA aggregating $21.175 million. As an SBIC we must comply with the rules and regulations of the SBA. Should we not be in compliance, we may not be eligible for additional financing and our loans may become immediately due and terminated. Additional financing may be required to satisfy our operating requirements and we cannot provide assurance that such additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that we will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

We are currently in a period of capital markets disruption and recession and these conditions may not improve in the near future.

The current market conditions have materially and adversely affected the debt and equity capital markets in the United States, which could have a negative impact on our business and operations. The US capital markets have been experiencing extreme volatility and disruption for more than 24 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions. These events and the inability to raise capital may significantly limit our originations, therefore, our ability to grow and, potentially, limit our operating results.

Economic recessions, including the current global recession, could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. An economic recession, including the current and any future recessions or economic slowdowns, may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions also have decreased the value of any collateral securing our loans, if any, and a prolonged recession or depression may further decrease such value. These conditions are contributing to and if prolonged could lead to further losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth.

We borrow money to fund our operations, which magnifies the potential for gain or loss on amounts invested, and may increase the risk of investing in us.

Borrowings magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us.  We may borrow from and issue senior debt securities to banks, investment banks and other lenders and through long-term subordinated SBA debentures.  These creditors have fixed dollar claims on our assets that are superior to the claims of our common shareholders.  If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.

ITEM 2. PROPERTIES

In December, 2003, we entered into a sublease agreement with a law firm related to the Chairman and other officers and former members of our board of directors (the “Law Firm”) (See Note 11 to the Financial Statements).  Pursuant to a sublease, we occupied approximately 3,500 square feet of office space in New York City.  This sublease, as amended, was to expire in April 2014.  Pursuant to an agreement with the Law Firm the lease expiration date was accelerated to June 30, 2010.  Our rent share for the year ended June 30, 2010 was $13,496 per month, subject to periodic escalations and annual increases as per the master lease agreement between the landlord and the Law Firm.

Rent expense under the lease amounted to $154,722, $166,429, and $151,165 for the years ended June 30, 2010, 2009 and 2008, respectively.  Effective June 30, 2010, we cancelled all lease obligations with the Law Firm and any indemnifications related thereto. In connection with this termination, we made a one-time payment of $260,000 to the Law Firm.

In addition, we were also obligated to pay for our share of overhead expense as noted in the above lease agreement.  For fiscal years 2010, 2009, and 2008 the overhead cost payments were $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $53,597, $64,286, and $68,598 for the years ended June 30, 2010, 2009 and 2008, respectively.  As discussed above, effective June 30, 2010, we cancelled all overhead expense agreements related to our former New York City office.

In July, 2003, we entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of our disaster recovery plan, with another entity in which an officer of ours has an ownership interest.  The sublease called for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contained a provision that either party may terminate the lease in years seven through ten with six months notice.    In January 2010 we exercised our termination provision effective June 30, 2010.  Rent expense under the lease amounted to $51,557, $49,787, and $48,739 for the years ended June 30, 2010, 2009, and 2008 respectively.  This lease was necessary pursuant to our disaster recovery plan and was used as storage space and as back-up additional office space. Our disaster recovery plan now includes physical storage of archived books and records at an independent storage facility, as well as specific procedures to maintain backup copies of critical IT resources to restore the information systems to their most recent state in the event of their loss, correction, or destruction.

On July 1, 2010, we entered into a thirty-one month sublease with an unrelated party for office space in Manhattan. This sublease calls for payments of $6,000 per month, including electric.

On July 16, 2010, we entered into a seven-year and one month sublease with an unrelated party for office space for our headquarters in Jericho, New York. This sublease requires rental payments ranging from $98,250 to $115,769 per year, including electric. The sublease calls for escalation based on changes, from a base period, in real estate tax amounts as incurred by the sublandlord. The sublandlord may terminate this sublease with us effective July 30, 2014, if written notice is given on or before July 30, 2013.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceeding.  From time to time, we are engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of our management and based upon the advice of legal counsel, there is no proceeding pending, or, to the knowledge of our management, threatened, which, in the event of an adverse decision, would result in a material adverse effect on our results of operations or financial condition.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

Ameritrans Common Stock is listed on the NASDAQ Capital Market under the symbol AMTC. Ameritrans Preferred Stock is listed on the NASDAQ Capital Market under the symbol AMTCP.

The following table shows the high and low sale prices per share of Common Stock and Preferred Stock as reported by NASDAQ, for each quarter in the fiscal years ended June 30, 2009 and June 30, 2010.

Ameritrans Common Stock	High	Low

Fiscal 2009
1st Quarter	$4.00	$1.00
2nd Quarter	$3.04	$1.81
3rd Quarter	$2.56	$1.68
4th Quarter	$2.25	$1.31

Fiscal 2010
1st Quarter	$1.63	$0.73
2nd Quarter	$2.15	$0.75
3rd Quarter	$1.45	$1.13
4th Quarter	$1.32	$0.95

1st Quarter through September 24, 2010	$1.32	$1.01

Ameritrans Preferred Stock	High	Low

Fiscal 2009
1st Quarter	$10.48	$8.50
2nd Quarter	$10.20	$7.74
3rd Quarter	$ 9.00	$7.00
4th Quarter	$12.00	$7.81

Fiscal 2010
1st Quarter	$10.96	$4.44
2nd Quarter	$ 7.75	$3.99
3rd Quarter	$11.33	$6.01
4th Quarter	$10.17	$8.18

1st Quarter through September 24, 2010	$11.98	$8.50

The following table details information regarding our existing equity compensation plans as of June 30, 2010:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average exercise price of fully vested options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	321,425(1)	$3.71	0 (1)(3)
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	321,425(1)	$3.71	0 (1)(3)

(1)  Includes fully vested options to purchase up to 262,425 shares of Common Stock granted to employees under the 1999 Employee Plan and options to up purchase to 59,000 shares granted to non-employee directors under the Non-Employee Director Plan. See “Stock Option Plans.”

(2)  All of our equity compensation plans have been approved by our stockholders.

(3)  Our stock options planS expired May 21, 2009.

We have declared and paid the quarterly dividend on the Preferred Stock since the Preferred Stock was issued through June 30, 2010. Most recently, our Board of Directors declared a dividend of $0.28125 per share on July 21, 2010 on the Preferred Stock for the period April 1, 2010 through June 30, 2010, which was paid on August 17, 2010 for all holders of the Preferred Stock of record as of August 2, 2010.  On March 12, 2010, we paid the cumulative arrearages on our Preferred Stock of $0.28125 per share for the periods April 1, 2009 through June 30, 2009; July 1, 2009 - September 30, 2009 and October 1, 2009-December 31, 2009. The dividends for these quarters were declared on February 25, 2010 and paid on March 12, 2010. The dividend for the fiscal quarters January 1, 2010 through March 31, 2010 was declared on April 9, 2010 and paid on April 27, 2010.

As of September 10, 2010, there were 147 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Preferred Stock, which is exclusive of those shares held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the “Financial Statements”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA	FISCAL YEAR ENDED JUNE 30,
	2010	2009	2008	2007	2006
Investment income	$1,655,436	$3,344,324	$6,260,277	$5,876,670	$5,285,314
Interest expense	$906,202	$1,090,074	$2,357,504	$2,117,675	$2,116,903
Other expenses	$4,725,649	$5,194,210	$3,949,293	$3,916,815	$2,989,965
Total expenses	$5,631,851	$6,284,284	$6,306,797	$6,034,490	$5,106,868
Net investment income (loss)	$(3,976,415)	$(2,939,960)	$(46,520)	$(157,820)	$178,446
Net realized/unrealized gains (losses) on investments	$(2,398,548)	$(2,522,493)	$(491,051)	$356,892	$(502,426)
Net increase (decrease) in net assets from operations	$(6,374,963)	$(5,462,453)	$(537,571)	$199,072	$(323,980)
Dividends on Preferred Stock	$(421,875)	$(253,125)	$(337,500)	$(337,500)	$(337,500)
Net increase (decrease) in net assets from operations available to common stockholders	$(6,796,838)	$(5,715,578)	$(875,071)	$(138,428)	$(661,480)
Net increase (decrease) in net assets from operations per common share	$(2.00)	$(1.68)	$(0.26)	$(0.04)	$(0.25)
Common Stock dividends paid	$-	$-	$67,912	$-	$-
Common Stock dividends paid per common share	$-	$-	$0.02	$-	$-
Weighted average number of shares of Common Stock outstanding	3,395,583	3,395,583	3,394,981	3,391,208	2,653,898

BALANCE SHEET DATA
	2010	2009	2008	2007	2006
Investments	$25,455,698	$26,409,468	$59,598,287	$62,380,367	$53,537,580
Total assets	$33,909,362	$28,286,156	$61,981,468	$63,944,883	$56,018,811
Notes payable and demand notes	$3,370,000	$370,000	$28,195,697	$29,482,500	$20,927,500
Subordinated SBA debentures	$21,175,000	$12,000,000	$12,000,000	$12,000,000	$12,000,000
Total liabilities	$25,533,193	$13,142,314	$41,183,176	$42,300,043	$34,259,343
Total stockholders’ equity	$8,376,169	$15,143,842	$20,798,292	$21,644,840	$21,759,268

(1) Ameritrans, since its inception and Elk, since the fiscal year ended June 30, 1984, have elected and qualified to be taxed as regulated investment companies and substantially all taxable income was required to be distributed to stockholders.  Accordingly, only minimal taxes were required to be paid.

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

CRITICAL ACCOUNTING POLICIES

Investment Valuations

Our loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation

(depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, we and our Board of Directors consider factors such as the financial condition of borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued based on appraisals prepared by third parties and market analysis.

Loans are, generally, considered “non–performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value .

Equity investments (preferred stock, common stock, LLC interests, LP interest, and stock warrants, including controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation.  Investments for which market quotations are readily available are valued at such quoted amounts.  If no public market exists, the fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.

We record the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors, based on actuarial life expectancy, including health evaluations.

Because of the inherent uncertainty of valuations, our estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to significant change relate to the determination of the fair value of our investments.

Income Recognition

Interest income, including interest on loans in default, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  We recognize interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan principal balance.  Loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectability of interest and principal is doubtful.

Contingencies

We are subject to legal proceedings in the course of our daily operations from enforcement of our rights in disputes pursuant to the terms of various contractual arrangements.  We may assess the likelihood of any adverse judgment or outcome to these matters as well as a potential range of probable losses.  A determination of the amount of reserve required, if any, for these contingencies may be made after analysis of each individual issue.  The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Total Investment Income

Our investment income for the year ended June 30, 2010, decreased $1,688,888 or 50.5% to $1,655,436 as compared with the prior year’s investment income of $3,344,324.  The decrease is primarily due to a decrease in interest income of $1,514,643.  The decrease in interest income is primarily due to the reduction of income producing assets under management as a result of the sale of medallion loans as compared to the year ended June 30, 2009, and a reduction in interest rates received on variable rate loans.

Commercial Loans outstanding decreased by $2,570,784, or 22.8%, to $8,722,348, as compared with the prior year’s amount of $11,293,132. Of this decrease, approximately $2.4 million relates to repayments and $600,000 is due to a sale of a foreclosed asset. This aggregate decrease of approximately $3 million was reduced  by approximately $380,000 in new loans and a reduction in fair value of approximately, $50,000. This net decrease in Commercial Loans reflects our business strategy of moving toward Corporate

Loans. Interest income decreased approximately $1.6 million, or 78.5%, primarily due to a decrease in Commercial Loans outstanding, interest rate declines and a higher percentage of loans on non-accrual status.  Included in this decrease is approximately $500,000 of interest earned during the 2009 fiscal year, which related to the taxicab medallion loans that were sold in September 2008.

Corporate Loans outstanding increased by $1,943,605, or 15.9%, to $14,136,860, as compared with Corporate Loans outstanding of $12,193,255 at June 30, 2009.  This net increase is primarily attributable to new loans of approximately $7.25 million. Partially offsetting this increase were (i) the repayment of loans aggregating approximately $2.36 million; (ii) the sale of one loan for approximately $1.75 million and (iii) downward adjustments of fair value aggregating approximately $1.20 million. The interest income earned on Corporate Loans increased in 2010 by approximately $98,000 or 9.0%, primarily due to an increase in the number of investments and total value of the Corporate Loan portfolio at the end of June 30, 2010.

Life Settlements Contracts outstanding decreased by $407,281 or 23.1% to $1,356,800, as compared with the prior year-end’s Life Settlements contracts of $1,764,081.  We adjusted the fair value of these policies lower, based on market conditions and other factors more specifically detailed below.

Operating Expenses

Interest expense for the year ended June 30, 2010 decreased $183,872 or 16.9% to $906,202 when compared to $1,090,074 for the year ended June 30, 2009.  Interest expense decreased due primarily to declines in interest rates for our variable rate borrowings, as well as the payoff of our credit lines in October 2008, following the sale of our medallion loans. At June 30, 2010, overall bank borrowings were unchanged at $370,000 at June 30, 2010 and June 30, 2009.

Salaries and employee benefits decreased $376,114 or 17.0% to $1,840,849 in fiscal 2010 as compared with $2,216,963 for the prior fiscal year.  This decrease reflects a one-time expense of $250,000 in the prior year in connection with the restructuring of an employment agreement and a fiscal year 2010 reduction in head count and discontinuation of pension contributions, as partially offset by increases in other employment agreements.

Occupancy costs increased $239,374 or 85.3% to $519,876 in fiscal 2010 from $280,502 for the year ended June 30, 2009, primarily due to a one-time payment of $260,000 made in connection with the termination of the lease obligation on our former New York City office.

Professional fees decreased $555,509 or 33.4% to $1,108,712 in fiscal 2010 from $1,664,221 in the prior fiscal year.  Professional fees in fiscal 2010 consisted of accounting fees of $201,950 for an out-sourced controller, consulting fees related to compliance with Sarbanes Oxley of $205,875, enterprise risk assessment fees of $27,775, audit and audit-related fees of $195,412, legal fees of $412,299 due, primarily, to general legal matters, as well as additional legal fees in connection with life settlement-related matters of $65,401.  Each of these items decreased when compared with the same expense categories in the year ended June 30, 2009.

Other administrative expenses decreased $73,048 or 9.5% to $697,078 in 2010 when compared with the prior year’s amount of $770,126.  This decrease in administrative expenses was due to the following reductions: service fees of $35,808, bank audit fees of $5,357, investor relation fees of $12,238, outside help of $10,500, advertising fees of $11,123, foreclosure expenses of $10,301, telephone expense of $6,747, transfer agent fees of $7,780, messenger service of $3,066, printing fees of $4,922, custodial fees of $59,117 and miscellaneous expenses of $45,924. These decreases were partially offset by increases in recruitment fees of $14,740, loan processing fees of $5,810, insurance expense of $34,663, SBA commitment fees of $17,516, loss on furniture and fixtures and leasehold improvements retired of $65,623 website and computer fees of $1,483.

Advisory fees increased approximately $219,000 or 151.1% to approximately $364,000 in 2010 from $145,000 in the prior fiscal year. This increase was approved by our shareholders and reflects the greater level of activity of our advisor, Velocity, as reflected in the increase in our Corporate Loan portfolio.

Net Realized Loss on Investments

The components of realized losses of approximately $993,000 were as follows:  A loss of approximately $843,000 related to our Life Settlement portfolio, comprised of the write-off of lapsed policies aggregating approximately $451,000 and the sale of one policy under a rescission agreement for a loss of approximately $392,000. In addition, we had a loss of approximately $213,000 associated with the foreclosure and sale of the collateral related to a Commercial Loan and other miscellaneous loan losses aggregating approximately $26,000. Partially offsetting these losses was an aggregate gain of approximately $89,000, of which approximately $59,000 related to the sale of a Corporate Loan and approximately $30,000 resulted from the early repayment of a Corporate Loan.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2010, our investments had a net unrealized depreciation of approximately $1,404,700 compared with $1,283,620 in the prior fiscal year.  The net unrealized depreciation for the year ended June 30, 2010 is primarily due to decreases in the fair value of certain investments in our portfolio.

An unrealized write-down of $1,567,742 in our Corporate Loan portfolio was the largest component of unrealized depreciation.  Other significant factors were a write-down of the fair value of a Commercial Loan receivable of $139,882 to reflect our estimate of the recoverable value in the related collateral, a $190,883 decrease in the fair value of our Life Settlement portfolio to reflect the estimated recovery value based on current market conditions. Partially offsetting these items was approximately $208,400 of investment value that was reclassified as “realized losses” and an increase in value of our equity investments of approximately $224,000, almost all of which was attributable to appreciation of a real estate investment of approximately $218,000.

Net Increase (Decrease) in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2010 was $6,374,963 as compared to a net decrease in net assets resulting from operations for the year ended June 30, 2009 of $5,462,453.

BALANCE SHEET

Total assets increased by $5.6 million to $33.9 million as of June 30, 2010 when compared to total assets of $28.3 million as of June 30, 2009. This increase was primarily due to an increase in cash of approximately $6.5 million and an increase in other assets of approximately $100,000, as partially offset by a decrease in investments of approximately $1.0 million. The increase in assets was partially offset by an increase in liabilities of approximately $12.4 million, from approximately $13.1 million at June 30, 2009 to approximately $25.5 million at June 30, 2010. This increase in liabilities is primarily attributable to an increase in debentures payable to the SBA of approximately $9.2 million, an increase in notes payable, other of $3.0 million and an increase in accrued expenses and other payables aggregating approximately $216,000 (including approximately $84,000 accrued for the dividend on our Preferred Stock).

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Total Investment Income

Our investment income for the year ended June 30, 2009, decreased $2,915,953 or 47% to $3,344,324 as compared with the prior year ended June 30, 2008.  The decrease is primarily due to decreases in interest income of $2,814,370.  The decrease in interest income is primarily due to the reduction of income producing assets under management; as a result of the sale of medallion loans as compared to the year ended June 30, 2008, and a reduction in interest rates received on variable rate loans.

Medallion loans outstanding decreased by $29,513,642, or 99%, to $356,700 as compared with the prior year ended June 30, 2008.  The interest rate earned on medallion loans decreased in 2009 as compared with the prior year, leading to a decrease in income of $1,726,000.

Commercial Loans outstanding decreased by $2,539,953, or 18% to $ 11,293,070, as compared with the prior year ended June 30, 2008.  Interest income decreased approximately $1,500,000 primarily due to a decrease in Commercial Loans outstanding, and further due to a decrease in LIBOR.  Offsetting this decrease in outstanding Commercial Loans was stronger performance in the remaining portfolio, interest rate floors and collection of past due interest.

Corporate Loans outstanding increased by $685,285, or 6%, to $12,193,255, as compared with the prior year ended June 30, 2008.  The interest earned on Corporate Loans increased in 2009 by approximately $350,000 to $708,000, primarily due to increases in loan funding at the end of June 30, 2008.

Life Settlements Contracts outstanding decreased by $1,078,377, or 38% to $1,764,081, as compared with the prior year ended June 30, 2008.  We adjusted the fair value of these policies based on marketability, due to market condition and other factors, more specifically detailed below.

Operating Expenses

Interest expense for the year ended June 30, 2009 decreased $1,267,430 or 54% to $1,090,074 when compared to the year ended June 30, 2008.  Interest expense decreased due to a net decrease in average bank borrowings over the course of the year ended June 30, 2009.  At June 30, 2009, overall bank borrowings had a net decrease of $27,725,697 as compared to the prior year ended June 30, 2008 due to the use of proceeds from the sale of substantially all of the Medallion Loan portfolio to pay down existing bank debt.

Salaries and employee benefits increased $344,734 or 18% to $2,216,963 when compared with the prior year.  This increase reflects the costs associated with a onetime payment to an officer during the year ended June 30, 2009 pursuant to the restructuring of his employment agreement as well as increases due under various other employment agreements.

Occupancy costs increased $12,000, or 4%, to $280,502 when compared with the year ended June 30, 2008 due to rent increases on our New York City office, as well as increased general overhead expense.

Professional fees increased approximately $900,000, or 112.5%, to approximately $1.7 million, when compared with the prior year amount of approximately $800,000.  This increase was due to increases of recent fees of approximately  $165,000 for an out-sourced controller, consulting fees related to compliance with Sarbanes Oxley of $161,000, audit and audit related fees of $103,000, non-related party legal fees of $465,000 (largely due to the write-off of certain prepaid offering expense, and prepaid fee expense totaling $247,000).  Additional legal fees were incurred in fiscal 2009 in connection with life settlement related matters of approximately $83,000.  These increases were partially offset by decreases in related party legal fees of approximately $29,000 and decrease in legal fees related to Chicago Medallion loans of approximately $70,000.

Other administrative expenses decreased approximately $138,000 or 15.2% to approximately $770,000 when compared with the prior year. This net decrease in other administrative expense was due to the following reductions: service fees of $85,000, outside help of $50,000, recruiting fees of $29,000, application fees of $25,000, custodial fees of $18,000, association dues of $11,000 and other miscellaneous decreases aggregating $19,000.These decreases were partially offset by increases in  market data fees of $22,000, website and computer fees of $16,000, Nasdaq fees of $14,000, advertising and promotion expense of $9,000, and miscellaneous increases totaling $38,000.

Advisory fees in fiscal 2009 were $144,758. In December 2008, the Company entered into an advisory agreement with Velocity to provide investment advice with respect to our Corporate Loan portfolio.

Net Realized Loss on Investments

The components of realized gains and losses were as follows: A loss of approximately $605,000 related to the sale of our interest in a sanitaryware distributor, a loss of approximately $340,000 associated with the sale of our taxicab medallion portfolio, the loss of approximately $94,000 associated with the foreclosure and sale of a commercial loan, the loss of approximately $70,000 associated with the foreclosure and sale of the collateral associated with a commercial loan, and other miscellaneous losses of approximately $175,000. Offsetting these amounts was approximately $45,000 associated with the reversal of certain reserves for assets acquired which were subsequently sold.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2009, our investments had a net unrealized depreciation of approximately $1,283,620. The net unrealized depreciation for the year ended June 30, 2009 is primarily due to decreases in the fair value of certain investments in our portfolio.

An unrealized write-down of $1,095,408 in our life settlement portfolio was the largest component of unrealized depreciation. Other significant factors were a write-down of the fair value of a loan receivable of $250,000 to reflect our estimate of its recoverable value in the collateral underlying the loan, a $195,000 decrease in the fair value of a loan to reflect the actual recovery achieved on that loan following the resale of the property subsequent to June 30, 2009. Also contributing to unrealized depreciation was a $95,000 reduction in the value of our LLC interest in a condominium construction project, a $62,000 net reduction in the fair value of the various real estate limited partnership investments. Offsetting these items was approximately $410,000 of investment value that was reclassified as “realized losses”.

Net Increase (Decrease) in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2009 was $5,462,453 as compared to a net decrease in net assets resulting from operations for the year ended June 30, 2008 of $537,571.

ASSET / LIABILITY MANAGEMENT

Interest Rate Sensitivity

We are subject to interest rate risk to the extent our interest-earning assets rise or fall at a different rate over time in comparison to our interest-bearing liabilities (consisting primarily of our credit facilities with banks and subordinated SBA debentures, which currently have fixed rates of interest).

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

Our interest rate sensitive assets were $21,416,037 and interest rate sensitive liabilities were $370,000 at June 30, 2010, which were subsequently paid in full in August 2010.  Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates.  Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates.  Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

On October 14, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, with expiration dates of October 15, 2007 and October 14, 2008, respectively.  As a portion of our loan portfolio is at “fixed” rates, Elk entered into these swap transactions to hedge against an upward movement in interest rates relating to outstanding bank debt. The swaps expired on October 15, 2007 and October 15, 2008, respectively.  The swap transaction that expired October 14, 2008, provided for a fixed rate of 6.23%.  As of June 30, 2010 and 2009, we were not a party to any interest rate swaps.

Investment Considerations

In the fiscal year ended June 30, 2010, our investment income was negatively affected by historically low LIBOR due to the Federal Reserve’s decrease in interest rates and the general dislocation of credit markets.  This low interest rate had a direct result on the actual rate of interest we received on our outstanding Corporate Loans, and to a lesser extent, certain Commercial Loans.  The dollar amount of our adjustable rate loans receivable at June 30, 2010 was approximately $21.4 million with the remainder of $1.7 million being fixed rate loans.  Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we lend funds.  While many of the loans in our portfolio bear interest at fixed-rates or adjustable-rates, we may, in the future, finance a substantial portion of such loans by incurring indebtedness with floating interest rates.  As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability.  Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  However, a decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business over time.  A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates.  In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

Lending to small businesses involves a high degree of business and financial risk, which can result in substantial losses and should be considered speculative.  Our borrower base consists primarily of small business owners who have limited resources and who are generally unable to obtain financing from banks or other primary sources.  There is generally no publicly available information about these small business owners, and we must rely on the diligence of our employees and agents to obtain information in connection with our credit decisions.  In addition, these small businesses often do not have audited financial statements.  Some smaller businesses have narrower product lines and market shares than their competition. Therefore, they may be more vulnerable to customer preferences, market conditions, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in these businesses.

Liquidity and Capital Resources

We have funded our operations through private and public placements of our securities, bank financing, the issuance to the SBA of our subordinated debentures and internally generated funds.  We entered into a Loan Purchase Agreement dated July 16, 2008 with Medallion Financial Corp. and Medallion Bank pursuant to which we sold substantially all of our taxicab medallion loans.  We used the proceeds of sale to pay down our bank lines.  Because our banks notified us that our then existing loan agreements permit business loans secured by real estate or equipment, but not investments in Corporate Loans, we are seeking other sources of financing for our Corporate Loan Strategy.   At June 30, 2010, we had working capital of approximately $6.6 million, of which approximately $4.5 million is restricted pursuant to SBA regulations. At June 30, 2010, 86.2% or $21,175,000 of our indebtedness was attributable to the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.11% to 5.54%; 12.3% or $3 million of our indebtedness was represented by notes sold in a private placement with a fixed rate of interest of 8.75% and 1.5% or $370,000 of our indebtedness was represented by indebtedness to our banks with interest rates of approximately 4.35%. Elk currently may borrow additional amounts from banks subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of future bank credit lines.

Contractual obligations expire or mature at various dates through March 1, 2020.  The following table shows all contractual obligations at June 30, 2010.

	Payments due by period
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Floating rate borrowings	$370,000	$-	$-	$-	$-	$-	$370,000
Fixed rate borrowings	-	975,000	7,075,000	6,950,000		9,175,000	24,175,000
Operating lease obligations (including overhead)	179,074	179,074	149,074	107,074	107,074	223,070	944,440
Total	$549,074	$1,154,074	$7,224,074	$7,057,074	$107,074	$9,398,070	$25,489,440

Our sources of liquidity are credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, private sources of debt and equity capital and loan amortization and prepayment. As a RIC, we distribute at least 90% of our investment company taxable income. Consequently, we primarily rely upon external sources of funds to finance growth.

Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

Like Elk, Ameritrans will distribute at least 90% of its investment company taxable income and, accordingly, we will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management and the Board of Directors) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

At June 30, 2010, we had cash on hand and cash equivalents aggregating approximately $7.4 million and working capital of approximately $6.6 million, of which approximately $4.5 million is restricted pursuant to SBA regulations.

We will require additional sources of capital and new bank lines of credit and cash flow from operations to fund our business plan.  As a result, we continue to explore additional options, including cost reductions and obtaining additional financing, which may increase available funds for our growth and expansion of this strategy. Such financing may not be available or available on attractive terms and thus may adversely affect our plans and strategies. Nevertheless, we believe that we have sufficient resources currently available to sustain our business for, at least, the next twelve months.

Recently Issued Accounting Standards

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  We do not expect adoption of FASB ASU 2010-06 to have a material impact on our financial condition and results of operations.

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009.  We do not expect adoption of this standard to have a material impact on our financial condition and results of operations.

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The adoption of FASB ASU 2009-12 did not have a material impact on our financial condition or results of operations.

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

In June 2009, FASB issued ASC 105, (previously SFAS NO. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162 (“Codification”) ). This Codification will become the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In order to ease the transition to the Codification, we have provided the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a variable interest entity (a “VIE”) from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. We do not expect the adoption of the provisions of ASC 810 will have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  It eliminates the QSPEs concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. We do not expect the adoption of the provisions of ASC 860 will have a material impact on our financial condition and results of operations.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of risk. We consider the principal types of risk to be fluctuations in interest rates and portfolio valuations.  We consider the management of risk essential to conducting our businesses.  Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

We value our portfolio at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy.  We must value each individual investment and portfolio loan on a quarterly basis.  We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely.  Without a readily ascertainable market value, the estimated value of our portfolio of investments and loans may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the investments.  We adjust the valuation of the portfolio quarterly to reflect our Board of Directors’ estimate of the current fair value of each component of the portfolio.  Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation (depreciation) on investments.

In addition, the illiquidity of our loan portfolio and investments may adversely affect our ability to dispose of loans at times when it may be advantageous for us to liquidate such portfolio or investments.  Also, if we were required to liquidate some or all of the investments in the portfolio, the proceeds of such liquidation might be significantly less than the current value of such investments.  Because we borrow money to make loans and investments, our net operating income is dependent upon the difference between the rate at which we borrow funds and the rate at which we loan and invest these funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.  As interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability. Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general increases in interest rates will tend to reduce our interest rate spread in the short term.

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted (by applying such theorietical increase to both our $21.4 million variable rate loans receivable portfolio and our $370,000 bank debt) in an additional net increase in net assets from operations of $210,460 at June 30, 2010. This is comprised of an increase  of interest on loans receivable of $214,160 as partially offset by a $3,700 increase in interest on our bank debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) -15(e) and 15(d)-15(e) under the Exchange Act).  Based on such evaluation, our management, including our Chief Executive Officer/Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer/Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Congressional legislation that permits us to provide only management’s report in this Annual Report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive Proxy Statement for our 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2010, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement for our 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2010, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in our definitive Proxy Statement for our 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2010, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive Proxy Statement for our 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2010, and is incorporated herein by reference Ameritrans has directors’ and officers’ liability insurance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement for our 2010 Annual Stockholder Meeting, to be filed with the SEC within 120 days after June 30, 2010, and is incorporated herein by reference.

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

The following debentures are omitted pursuant to Rule 483:

	f.	Debenture issued July 22, 2002 - principal amount $2,050,000; Maturity Date – September 1, 2012, Stated Interest Rate – 4.67%.
	g.	Debenture issued December 22, 2002 - principal amount $3,000,000; Maturity Date – March 1, 2013; Stated Interest Rate – 4.63%.
	h.	Debenture issued September 28, 2003 - principal amount $5,000,000; Maturity Date – March 1 2014; Stated Interest Rate – 4.12%.
	i.	Debenture issued February 14, 2004 - principal amount $1,950,000; Maturity Date – March 1 2014; Stated Interest Rate – 4.12%.
	j.	Debenture issued December 26, 2009 principal amount $9,175,000 Maturity Date - March 1, 2020; Stated Interest Rate – 4.11%.

10.1	Security Agreement between Elk and the SBA, dated September 9, 1993. (4)
10.3	1999 Employee Stock Option Plan, as amended. (5)
10.4	Non-Employee Director Stock Option Plan, as amended. (5)
10.5

Custodian Agreement among Elk; Bank Leumi Trust Company of New York (“Leumi”), Israel Discount Bank of New York (“IDB”), Bank Hapoalim B.M. (“Hapoalim”) and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the “Custodian Agreement”).(4)

10.6	Agreements between Elk and the SBA.(4)
10.7	Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA dated September 9, 1993 (the “Intercreditor Agreement”) (4)
10.8	Amendments to the Custodian and Intercreditor Agreements. (4)
10.9	Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the “Bank Intercreditor Agreement”). (4)
10.10	Amendments to the Bank Intercreditor Agreement. (4)
10.15	Form of indemnity agreement between Ameritrans and each of its directors and officers.(3)
10.18	Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Lee Forlenza. (29)
10.19	Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Ellen Walker. (29)
10.20	Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens. (9)

10.21	Amendment dated August 25, 2006 to Silvia Mullens Employment Agreement dated as of January 1, 2002.
10.22	Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance. (9)
10.23	Amendment dated August 25, 2006 to Margaret Chance Employment Agreement dated as of January 1, 2002.
10.26	Amended and Restated Employment Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (31)
10.27	Amended and Restated Consulting Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (31)
10.31	Amended and Restated Employment Agreement dated as of October 10, 2008 between Ameritrans and Gary Granoff. (15)
10.32	Amended and Restated Employment Agreement dated as of May 28, 2010 between Ameritrans and Michael Feinsod.(34)
10.34	Executed Demand Grid Promissory Note dated April 30, 2009, between Elk and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010, and extended to June 30, 2010 (36)
10.35	Executed Fixed Rate Promissory Note dated January 4, 2010, between Elk Associates Funding Corp. and Bank Leumi USA and extended to July 6, 2010. (36)
10.36	Agreement of Sublease made as of the 1st day of July, 2010, by and between Commonwealth Associates, LP and Ameritrans Capital Corporation/Elk Associates Funding Corporation. (35)
10.37	Agreement of Sublease dated as of the 13th day of July, 2010, by and between CRC Insurance Services, Inc and Ameritrans Capital Corporation. (35)
12.1	Computation of Ratio of Earnings to Fixed Charges and Preference Dividends
13.1	Ameritrans 10-Q (File No. 814-00193) filed May 17, 2010 . (36)
14.2	Code of Ethics of Ameritrans Capital Corporation as amended July 1. 2009
21.1	List of Subsidiaries of Ameritrans. (10)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ameritrans Audit Committee Charter (32)
99.2	Ameritrans Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006. (29)

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

(32)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2007.

(33)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed May 14, 2008.

(34)

Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed June 4, 2010.

(35)

Incorporated by reference from the Registrant’s  Current Report on Form 8-K(File No. 814-00193) filed July 15, 2010.

(36)

Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed July 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2010.

AMERITRANS CAPITAL CORPORATION

By: /s/ Michael R. Feinsod

Michael R. Feinsod

Chief Executive Officer,

President and Acting Chief Financial Officer

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer, President, Acting Chief Financial Officer, Chief Compliance Officer and Director	September 28, 2010
Michael Feinsod

/s/ Gary C. Granoff	Chairman of the Board of Directors and Managing Director	September 28, 2010
Gary C. Granoff

/s/ Murray A. Indick	Director	September 28, 2010
Murray A. Indick

/s/ Steven Etra	Director	September 28, 2010
Steven Etra

/s/ John R. Laird	Director	September 28, 2010
John R. Laird

/s/ Howard F. Sommer	Director	September 28, 2010
Howard F. Sommer

/s/ Ivan Wolpert	Director	September 28, 2010
Ivan Wolpert

/s/ Peter Boockvar	Director	September 28, 2010
Peter Boockvar

/s/ Elliott Singer	Director	September 28, 2010
Elliott Singer

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONTENTS

June 30, 2010, 2009, and 2008

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Statements of Assets and Liabilities at June 30, 2010 and 2009	F-3

Statements of Operations for the Years Ended June 30, 2010, 2009, and 2008	F-4

Statements of Changes in Net Assets for the Years Ended June 30, 2010, 2009, and 2008	F-5

Statements of Cash Flows for the Years Ended June 30, 2010, 2009, and 2008	F-6

Schedules of Investments as of June 30, 2010 and 2009	F-7 – F-14

Notes to Consolidated Financial Statements	F-15 – F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities, including the schedules of investments, of Ameritrans Capital Corporation and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2010, and the financial highlights for each of the periods presented.  These consolidated financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010 and the financial highlights for each of the periods presented, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP New York, New York September 28, 2010

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

June 30, 2010 and 2009

	2010	2009
Assets (Note 6)

Investments at fair value (cost of $29,220,386 and $28,769,396, respectively):
Non-controlled/non-affiliated investments	$24,904,497	$25,780,451
Non-controlled affiliated investments	4,761	11,000
Controlled affiliated investments	546,440	618,017

Total investments at fair value	$25,455,698	$26,409,468

Cash and cash equivalents	7,362,491	885,434
Accrued interest receivable	417,925	540,213

Furniture, equipment and leasehold improvements, net	40,254	130,217
Deferred loan costs, net	402,160	146,096
Prepaid expenses and other assets	230,834	174,728

Total assets	$33,909,362	$28,286,156

Liabilities and Net Assets
Liabilities:
Debentures payable to SBA	$21,175,000	$12,000,000
Notes payable, banks	370,000	370,000
Note payable, other	3,000,000	-
Accrued expenses and other liabilities	576,242	562,149
Accrued interest payable	327,576	210,165
Dividends payable	84,375	-

Total liabilities	25,533,193	13,142,314

Commitments and contingencies (Notes 12 and 13)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,301,378
Losses and distributions in excess of earnings	(12,720,028)	(7,327,949)
Net unrealized depreciation on investments	(3,764,688)	(2,359,928)
Total	8,446,169	15,213,842
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	8,376,169	15,143,842

Total liabilities and net assets	$33,909,362	$28,286,156

Net asset value per common share	$1.40	$3.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$1,544,667	$3,023,497	$5,663,970
Non-controlled affiliated investments	-	13,981	21,002
Controlled affiliated investments	45,944	67,776	234,652
	1,590,611	3,105,254	5,919,624
Fees and other income	64,825	239,070	340,653
Total investment income	1,655,436	3,344,324	6,260,277

Operating expenses:
Interest	906,202	1,090,074	2,357,504
Salaries and employee benefits	1,840,849	2,216,963	1,872,228
Occupancy costs	519,876	280,502	268,502
Professional fees	1,108,712	1,664,221	786,021
Directors fees and expenses	195,668	107,715	114,134
Other administrative expenses	697,078	770,126	908,408
Advisory Fees	363,466	144,758	-
Loss on assets retained, net of satisfied loans	-	9,925	-
Total operating expenses	5,631,851	6,284,284	6,306,797
Net investment loss	(3,976,415)	(2,939,960)	(46,520)
Net realized losses on investments:
Non-controlled/non-affiliated investments	(993,848)	(642,495)	(349,612)
Non-controlled affiliated investments	-	(604,693)	-
Controlled affiliated investments	-	8,315	555,041
	(993,848)	(1,238,873)	205,429
Net unrealized depreciation on investments	(1,404,700)	(1,283,620)	(696,480)
Net realized/unrealized losses on investments	(2,398,548)	(2,522,493)	(491,051)
Net decrease in net assets from operations	(6,374,963)	(5,462,453)	(537,571)
Distributions to preferred shareholders	(421,875)	(253,125)	(337,500)

Net decrease in net assets from operations available to common shareholders	$(6,796,838)	$(5,715,578)	$(875,071)
Weighted Average Number of Common Shares
Outstanding:
Basic and diluted	3,395,583	3,395,583	3,394,981
Net Decrease in Net Assets from Operations Per
Common Share:
Basic and diluted	$(2.00)	$(1.68)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Years Ended June 30, 2010, 2009 and 2008

	2010	2009	2008

Increase (decrease) in net assets from operations:
Net investment loss	$(3,976,415)	$(2,939,960)	$(46,520)
Net realized gains (losses) from investments	(993,848)	(1,238,873)	205,429
Unrealized appreciation (depreciation) on investments	(1,404,700)	(1,283,620)	(696,480)

Net increase (decrease) in net assets resulting from operations	(6,374,963)	(5,462,453)	(537,571)

Shareholder distributions:
Distributions to preferred shareholders	(421,875)	(253,125)	(337,500)
Distributions to common shareholders	-	-	(67,912)

Capital share transactions:
Proceeds from stock options exercised	-	-	19,688
Stock options compensation expense	29,165	61,128	76,747

Net decrease in net assets resulting from capital shares transactions and shareholder distributions	(392,710)	(191,997)	(308,977)

Total decrease in net assets	(6,767,673)	(5,654,450)	(846,548)

Net assets:
Beginning of year	15,143,842	20,798,292	21,644,840

End of year	$8,376,169	$15,143,842	$20,798,292

Net assets per common	$4,776,169	$11,543,842	$17,198,292
Net assets per preferred	$3,600,000	$3,600,000	$3,600,000

Capital share activity:
Common shares issued upon exercise of stock options	-	-	4,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net decrease in net assets from operations	$(6,374,963)	$(5,462,453)	$(537,571)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	88,885	70,986	76,631
Deferred compensation	29,166	61,128	76,747
Net realized (gains) losses on investments	993,848	1,238,873	(205,429)
Net unrealized depreciation on investments	1,404,700	1,283,620	696,480
Portfolio investments	(8,139,938)	(5,206,619)	(25,510,806)
Proceeds from principal receipts, sales, maturity of investments	6,695,159	35,872,945	27,801,835
Loss on disposal of furniture, equipment and leasehold improvements	65,623	-	-
Assets acquired in satisfaction of loans	-	9,925	17,780
Changes in operating assets and liabilities:
Accrued interest receivable	122,288	62,743	(6,403)
Prepaid expenses and other assets	(56,106)	586,794	(483,575)
Accrued expenses and other liabilities	14,093	(78,427)	208,999
Accrued interest payable	117,411	(52,363)	(39,063)
Dividends payable	-	(84,375)	-
Total adjustments	1,335,129	33,765,230	2,633,196
Net cash provided by (used in) operating activities	(5,039,834)	28,302,777	2,095,625

Cash flows from investing activities:
Purchase of furniture and equipment	(6,365)	(4,414)	(8,599)
Net cash used in investing activities	(6,365)	(4,414)	(8,599)

Cash flows from financing activities:
Proceeds from stock options exercised	-	-	19,688
Proceeds from note payable, related parties	-	-	500,000
Repayment of note payable, related parties	-	(100,000)	(550,000)
Proceeds from notes payable, banks	-	3,130,000	22,103,197
Proceeds from debentures payable to SBA	9,175,000	-	-
Proceeds from note payable, other	3,000,000	-	-
Repayment of note payable, banks	-	(30,855,697)	(23,340,000)
Deferred loan costs	(314,244)	-	-
Dividends paid	(337,500)	(253,125)	(405,412)
Net cash provided by (used in) financing activities	11,523,256	(28,078,822)	(1,672,527)
Net increase in cash and cash equivalents	6,477,057	219,541	414,499

Cash and cash equivalents:
Beginning of year	885,434	665,893	251,394
End of year	$7,362,491	$885,434	$665,893

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$788,791	$1,142,437	$2,396,567

Supplemental disclosure of non-cash investing and financing activities:
Stock options granted	$-	$49,372	$23,193
Accrued dividend payable	$84,375	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS

June 30, 2010

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Medallion Loans Receivable (2.61%)(4)

Boston Taxicab Medallions`	2 Medallion Loans	$25,465	$25,465	$25,465
	8.19% Weighted Average Rate

Chicago Taxicab Medallions	2 Medallion Loans	44,660	44,660	44,660
	8.0% Weighted Average Rate

Florida Taxicab Medallion	1 Medallion Loan	148,859	148,859	148,859
	12.0% Rate
			218,984	218,984
Commercial Loans Receivable (104.13%)

PPCP Inc.(6)	Business Loan	36,691	36,691	-
Computer Software	8.0%, due 7/08 and 1/10
Geronimo ATM Fund LLC.(6)	Collateralized Business Loan	146,822	146,822	19,234
ATM Operator	12.0%, due 5/09
Cleaners of North Beach, LLC	Collateralized Business Loan	13,800	13,800	13,800
Dry Cleaners	5.5%, due 5/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	1,858	1,858	1,858
Dry Cleaners	6.0%, due 7/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	10,236	10,236	10,236
Dry Cleaners	6.0%, due 7/11
Andy Fur Dry Cleaning, Inc.(6)	Collateralized Business Loan	12,103	12,103	-
Dry Cleaners	11.5%, due 1/10
Vivas & Associates, Inc.(6)	Collateralized Business Loan	11,985	11,985	-
Nail Salon	9.0%, due 1/10
Monticello Desserts, Inc.	Collateralized Business Loan	26,033	26,033	26,033
Retail Bakery	10.50%, due 4/10
Just Salad LLC	Collateralized Business Loan	300,000	300,000	300,000
Retail Food Service	10.0%, due 10/10

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS (Continued)

June 30, 2010

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
E&Y General Construction Co.(6)	Senior Real Estate Mortgage	870,791	870,791	870,791
Construction Services	10.5%, due 10/10
Sealmax, Inc. (6)	Senior Real Estate Mortgage	914,195	914,195	775,000
Construction Services	12.0%, due 4/11
Soundview Broadcasting LLC	Senior Real Estate Mortgage	1,882,189	1,882,189	1,882,189
Television and Broadcasting	6.0%, due 9/11
Golden Triangle Enterprises LLC	Senior Real Estate Mortgage	276,370	276,370	276,370
Retail Food Service	4.9%, due 12/13
Goldhkin Wholesale Ent. Inc.	Senior Real Estate Mortgage	570,413	570,413	570,413
Retail Gasoline	11.5%, due 7/12
Conklin Services & Construction Inc. (6)	Collateralized Business Loan	1,648,181	1,648,181	1,400,954
Specialty Construction and Maintenance	11.0%, due 10/08
Mountain View Bar & Grill Inc.(6)	Collateralized Business Loan	406,067	406,067	406,067
Retail Food Service	12.0%, due 5/09
J. JG. Associates, Inc. (6)	Senior Loan	190,236	190,236	87,750
Consumer Receivable Collections	no stated rate, no maturity
J. JG. Associates, Inc. (6)	Senior Loan	36,781	36,781	22,960
Consumer Receivable Collections	no stated rate, no maturity
Car-Matt Real Estate LLC (6)	Senior Real Estate Mortgage	135,577	135,577	135,577
Real Estate Mortgage	12.0%, due 11/08
633 Mead Street, LLC (3)(6)	Senior Real Estate Mortgage	215,000	215,000	175,000
Unimproved real estate	15.0%, due 8/08
CMCA, LLC (3)	Collateralized Business Loan	254,379	254,379	254,379
Consumer Receivable Collections	12.0%, no stated maturity
CMCA, LLC #2 (3)	Collateralized Business Loan	106,261	106,261	106,261
Consumer Receivable Collections	12.0%, no stated maturity
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	270,000	270,000	270,000
Construction Services	12.0%, due 1/09
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	89,386	89,386	89,386
Construction Services	12.0%, no stated maturity
Western Pottery LLC	Subordinated Business Loan	361,609	361,609	361,609
Ceramic Sanitaryware Distributor	4.25.%, due 6/09
Greaves-Peters Laundry Systems Inc.	Collateralized Business Loan	292,562	292,562	292,562
Laundromat	10.9%, due 9/13

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS (Continued)

June 30, 2010

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Patroon Operating Co. LLC	Collateralized Business Loan 10.0%, due 6/12	250,000	250,000	250,000
Retail Food Service
Other Miscellaneous Loans (5)		144,973	144,973	123,919

	Total Commercial Loans		9,474,498	8,722,348
Corporate Loans Receivable (168.71%)(4)
Charlie Brown’s Acquisition Co.	Term Loan B	2,146,101	2,146,101	2,038,796
Retail Food Service	10.25%, due 10/13
Resco Products Inc.	Term Loan, First Lien	1,494,405	1,494,405	1,494,405
Diversified Manufacturing	8.5%, due 6/13
Alpha Media Group Inc.	Term Loan, First Lien	2,155,014	2,082,778	937,725
Publishing	12.0%, due 8/14
Centaur LLC (6)	Term Loan, First Lien	1,384,914	1,365,139	1,108,004
Gaming	11.25%, due 10/12
X-Rite Inc.	Term Loan, First Lien	1,047,948	1,043,107	1,039,059
Process Control Instruments	7.5%, due 10/12
BP Metals LLC	Term Loan, First Lien	859,567	859,567	859,567
Diversified Manufacturing	10.03%, due 6/13
Hudson Products Holdings Inc.	Term Loan, First Lien	1,272,955	1,239,347	1,234,766
Diversified Manufacturing	8.5%, due 8/15
Education Affiliates Inc.	Term Loan, First Lien	884,538	866,663	884,538
Private Education	8.0%, due 1/15
Fairway Group Holdings Corp.	Term Loan, First Lien	995,000	968,162	995,000
Diversified Supermarkets	12.0%, Due 1/15
Shearer’s Foods Inc.	Term Loan, First Lien	1,000,000	978,542	1,007,500
Wholesale Food Supplier	12%, due 6/15
Kratos Defense & Security Solutions Inc.	Term Loan, First Lien	1,250,000	1,250,000	1,268,750
Multi-platform Defense Systems	10%, due 10/13
Roundy’s Supermarkets Inc.	Term Loan, First Lien	1,225,000	1,225,475	1,268,750
Retail Food Supplier	10%, due 6/15
	Total Corporate Loans		15,519,286	14,136,860

	Total loans receivable		25,212,768	23,078,192

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS (Continued)

June 30, 2010

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Life Insurance Settlement Contracts (16.20%)(4)
Life insurance policies	5 life insurance policies, aggregate		2,568,691	1,356,800
	face value of $17,659,809
Equity Investments (12.19%)(4)
MBS Steeplecrest, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Huntwick, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Cranbrook Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Serrano, Ltd.	Limited Partnership Interest		50,600	8,487
Rental Real Estate Limited Partnership
MBS Colonnade, Ltd.	Limited Partnership Interest		50,000	12,009
Rental Real Estate Limited Partnership
MBS Briar Meadows, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Indian Hollow, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Sage Creek, Ltd.	Limited Partnership Interest		50,000	18,800
Rental Real Estate Limited Partnership
MBS Walnut Creek, Ltd.	Limited Partnership Interest		25,000	-
Rental Real Estate Limited Partnership
MBS Lodge At Stone Oak, Ltd.	Limited Partnership Interest		60,000	30,896
Rental Real Estate Limited Partnership
238 W. 108 Realty LLC (2)	5% LLC Interest		100,000	4,761
Residential Real Estate Development
Asset Recovery & Management, LLC (3)	30% LLC Interest		6,000	6,000
Consumer Receivable Collections
633 Mead Street, LLC (3)	57.1% LLC Interest		800	800
Real Estate Development

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS (Continued)

June 30, 2010

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
CMCA, LLC (3)	30% LLC Interest		4,000	4,000
Consumer Receivable Collections
Soha Terrace II LLC	4.8% LLC Interest		700,000	918,295
Real Estate Development
Fusion Telecommunications	69,736 Shares of Common Stock		367,027	11,158
Internet Telephony
EraGen Biosciences	17,000 shares of Common Stock		25,500	5,500
Analytic Compounds

	Total equity investments		1,438,927	1,020,706
	Total investments		$29,220,386	$25,455,698

(1) Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 5 to the consolidated financial statements).

(2) As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of June 30, 2010, we own 5% or more of the portfolio company’s outstanding voting securities.

(3) As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4) Percentage of net assets.

 (5) Other small balance loans.

 (6) Loan receivable is on non-accrual status and therefore is considered non-income producing.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS

June 30, 2009

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (2.36%)(5)
Boston Taxicab Medallions	2 Medallion Loans 8.19% Weighted Average Rate	$ 26,173	$ 26,173	$ 26,173

Chicago Taxicab Medallions	3 Medallion Loans 7.83% Weighted Average Rate	84,309	84,309	84,309

Florida Taxicab Medallions(7)	2 Medallion Loans 9.34% Weighted Average Rate	252,129	252,129	246,218
			362,611	356,700
Commercial Loans Receivable (74.57%)(5)

A Lot of Cars LLC (7) Black Car Leasing	Collateralized Business Loan 7.0%, due 6/09	75,050	75,050	75,050
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	14,272	14,272	-
PPCP Inc. Computer Software	Business Loan 8.0%, due 7/08	16,499	16,499	-
Geronimo ATM Fund LLC ATM Operator	Collateralized Business Loan 12.0%, due 5/09	146,822	146,822	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.5%, due 5/11	24,454	24,454	24,454
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	3,072	3,072	3,072
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.0%, due 7/11	19,262	19,262	19,262
City Brite Cleaners Inc. Dry Cleaners	Collateralized Business Loan 11.0%, due 7/09	665	665	665
Andy Fur Dry Cleaning, Inc. Dry Cleaners	Collateralized Business Loan 14.5%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. Nail Salon	Collateralized Business Loan 9.0%, due 1/10	12,185	12,185	-
PPCP, Inc. Computer Software	Business Loan 8.0%, due 1/10	5,965	5,965	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 14.0%, due 4/10	53,237	53,237	53,237
Chao Tenga LLC d/b/a AsianChao Retail Fast Food	Collateralized Business Loan 15.5%, due 5/10	98,481	98,481	98,481
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.0%, due 10/10	320,925	320,925	320,925
Mi Tren Greenlawn, Inc. (7) Retail Fast Food	Subordinate Real Estate Mortgage 13.75%, due 2/11	54,616	54,616	54,616
E&Y General Construction Co. Construction Services	Senior Real Estate Mortgage 10.5%, due 10/10	870,791	870,791	870,791
Lifehouse-Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 2/09	770,840	770,840	770,840
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	437,230	437,230	437,230
Sealmax, Inc. (7) Construction Services	Senior Real Estate Mortgage 12.0%, due 4/11	325,000	325,000	325,000
Pier-Tech, Inc. Specialty Construction Services	Subordinate Real Estate Mortgage – Participation 12.0%, due 8/10	173,140	173,140	173,140
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 7.75%, due 9/11	1,939,947	1,939,947	1,939,947
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 7.01%, due 12/13	331,473	331,473	331,473
Goldhkin Wholesale Ent. Inc. Retail Gasoline	Senior Real Estate Mortgage 10.25%, due 7/12	632,414	632,414	632,414
Sealmax, Inc. (7) Construction Services	Subordinate Real Estate Mortgage 12.0%, due 4/11	155,561	155,561	155,561

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS (Continued)

June 30, 2009

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Conklin Services & Construction Inc. (7) Specialty Construction and Maintenance	Collateralized Business Loan 12%, due 10/08	1,713,280	1,713,280	1,463,280
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance(7)	Collateralized Business Loan 11%, no maturity	43,488	43,488	43,488
Conklin Services & Construction Inc. Dem Note Specialty Construction and Maintenance(7)	Collateralized Business Loan 11%, no maturity	12,424	12,424	12,424
Mountain View Bar & Grill Inc. Retail Food Service	Collateralized Business Loan 12.0%, due 5/09	412,500	412,500	412,500
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	202,736	202,736	90,750
J. JG. Associates, Inc. (7) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	38,731	38,731	23,260
Natural Person (7) Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	665,000	665,000	470,000
Lifehouse – Golden Acres Prop. Assisted Living Facility	Senior Real Estate Mortgage – Participation 11.0%, due 7/08	137,640	137,640	137,640
Car-Matt Real Estate LLC Real Estate Mortgage	Senior Real Estate Mortgage 12.0%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) First Lien Mortgage	Senior Real Estate Mortgage 12.0%, due 8/08	215,000	215,000	215,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	285,956	285,956	285,956
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. Construction Services	Senior Real Estate Mortgage 12%, due 1/09	250,000	250,000	250,000
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 7/08	53,575	53,575	53,575
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 3.25%, due 10/08	107,142	107,142	107,142
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 11/08	107,142	107,142	107,142
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 3/09	56,250	56,250	56,250
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 5.0%, due 6/09	37,500	37,500	37,500
PWT Holdings Inc Water Cooler Distributor	Collateralized Business Loan 12.5%, due 6/10	508,159	508,159	508,159
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.9%, due 9/13	352,922	352,922	352,922
Other Miscellaneous Loans (6)		159,143	159,143	138,148

	Total Commercial Loans		12,094,430	11,293,132
Corporate Loans Receivable (80.52%)(5)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 6.67%, due 10/13	2,035,447	2,035,447	2,035,447
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 5.95%, due 6/13	1,697,130	1,697,130	1,697,130
Alpha Media Group Inc. Publishing	Term Loan, First Lien 5.75%, due 8/14	1,845,791	1,845,791	1,935,172
Centaur LLC Gaming	Term Loan, First Lien 6.7%, due 10/12	1,356,931	1,356,931	1,384,913
Learning Care Group Inc Private Education	Term Loan, First Lien 8.4%, due 6/15	955,556	955,556	990,000
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.9%, due 8/15	1,448,715	1,448,715	1,488,751
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.95%, due 10/12	1,244,210	1,244,210	1,251,051

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF INVESMENTS (Continued)

June 30, 2009

Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 8.76%, due 6/13	911,224	911,224	911,224
Test Center LLC Data Collection Services	Term Loan, First Lien 5.45%, due 10/13	512,935	512,935	499,567
	Total Corporate Loans		12,007,939	12,193,255

	Total loans receivable		24,464,980	23,843,087
Life Insurance Settlement Contracts (11.65%)(5)
Vibrant Capital Corp. (J.V. #1)(4)	7 life insurance policies, aggregate face value of $30,750,000		2,859,489	1,764,081
Equity Investments (5.30%)(5)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Cranbrook Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	-
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	27,558
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	7,480
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5% LLC Interest		106,000	11,000
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.0% LLC Interest		6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.1% LLC Interest		800	800
CMCA, LLC (3) Consumer Receivable Collections	30% LLC Interest		4,000	4,000
Soha Terrace II LLC (2) Real Estate Development	4.8% LLC Interest		700,000	700,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,066
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500

	Total equity investments		1,444,927	802,300
	Total investments		$ 28,769,396	$ 26,409,468

(1)Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 5 to the consolidated financial statements).

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

(5)Percentage of net assets.

(6)Other small balance loans.

(7) Loan receivable is on non-accrual status and therefore is considered non-income producing, including one Florida Taxicab Medallion in the amount of $98,411.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2010, 2009 and 2008

1.  Organization and Summary of Significant Accounting Policies

Organization and Principal Business Activity

Ameritrans Capital Corporation (the “Company”) is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation.  Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes loans to and invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure.  We also make equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“Elk Capital”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”). All significant inter-company transactions have been eliminated in consolidation.

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent. At June 30, 2010, Elk Capital was not operating any assets.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At June 30, 2010, EAF was not operating any assets acquired in satisfaction of defaulted loans by Elk.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior years’ data to the current year’s presentation.The reclassifications resulted in changes to certain line items in the previously filed financial statements. The overall effect of the reclassifications did not impact net assets available.

Investment Valuations

The Company’s loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management and approved by the Board of Directors. In determining the fair value, the Company and its Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Loans are, generally, considered “non–performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value .

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

Equity investments (preferred stock, common stock, stock warrants, LLC interests, and LP interests including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation.  Investments for which market quotations are readily available are valued at such quoted amounts.  If no public market exists the fair value of investments that have no ready market are determined in good faith by management and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.

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

Effective July 1, 2008, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) item ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands the application of fair value accounting for investments.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less when acquired to be cash equivalents.  The Company maintains its cash balances with various banks with high quality ratings.  However, at times balances may exceed federally insured limits.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2010, the Company intends to make the required distributions to its stockholders. Therefore, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal years presented.  The Company’s tax returns for fiscal years ended 2007 through 2010 are subject to examination by federal, state and local income tax authorities.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the useful lives of the respective assets.  Leasehold improvements are amortized over the life of the respective leases. In 2010, in connection with its termination of an office lease, the Company wrote off to expense, $65,623, of related leasehold improvements, furniture and fixtures and office equipment.

Deferred Loan Costs and Fees

Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2010, 2009, and 2008 was $58,180, $40,664, and $41,114, respectively.  At June 30, 2010 and 2009, deferred loan costs and commitment fees amounted to $402,160 and $146,096, net of accumulated amortization of $332,083 and $273,904, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

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

Increase (Decrease) in Net Assets Per Share

Increase (decrease) in net assets per share includes no dilution and is computed by dividing current net increase (decrease) in net assets from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted increase (decrease) in net assets per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

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

As of June 30, 2010, no shares have been purchased under the plan.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

The Company elected the modified prospective transition method for adopting ASC 718-10.  Under this method, the provisions of ASC 718-10 apply to all awards granted or modified after the date of adoption.  The compensation cost is then recognized over the vesting period of the options (see Note 14).   The Stock Option Plans expired on May 21, 2009.  The Company has chosen not to renew the plans.

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  The Company’s investments, including loans receivable, life settlement contracts and equity securities, are carried at their estimated fair value.  The carrying value of the bank debt is a reasonable estimate of their fair value as the interest rates are variable, based on prevailing market rates.  The fair value of the SBA debentures were computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 10).

Derivatives

The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk.  The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes.  In accordance with ASC 815 (formerly, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended), all derivative instruments are recorded at fair value.  For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of other comprehensive income.  Any portion of the hedge deemed to be ineffective is recognized promptly in the consolidated statements of operations.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The adoption of FASB ASU 2009-12 did not have a material impact on the Company’s financial condition or results of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s financial condition or results of operations.

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

Other recently issued accounting pronouncements are not expected to have a material impact on our financial position or results of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

2.  Investments

Investments by Industry

Investments by industry consist of the following as of June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Assisted Living Facilities	$-	-	$908,480	3.4%
Broadcasting/Telecommunications	1,882,189	7.4%	1,939,947	7.3%
Commercial Construction	2,738,684	10.8%	3,069,261	11.6%
Construction and Predevelopment	1,901,881	7.5%	1,723,230	6.5%
Debt Collection	481,350	1.9%	516,227	2.0%
Education	884,538	3.5%	990,000	3.7%
Gaming	1,108,004	4.4%	1,384,913	5.2%
Gasoline Distribution	570,413	2.2%	632,414	2.4%
Laundromat	292,562	1.1%	352,922	1.3%
Life Insurance Settlements	1,356,800	5.3%	1,764,081	6.7%
Manufacturing	3,588,738	14.1%	4,097,105	15.5%
Military/Defense	1,268,750	5.0%	-	-
Office Water Systems	-	-	508,159	1.9%
Printing/Publishing	937,725	3.7%	1,935,172	7.3%
Processing Control Instruments	1,039,059	4.0%	1,750,618	6.6%
Residential Mortgages	-	-	470,000	1.8%
Restaurant/Food Service	4,304,767	17.0%	2,508,090	9.5%
Sanitaryware Distribution	361,609	1.4%	1,160,198	4.4%
Supermarket	2,263,750	8.9%	-	-
Other	474,879	1.8%	698,651	2.9%
TOTAL	$25,455,698	100.00%	$26,409,468	100.0%

Loans Receivable

Loans are considered non-performing once they become 90 days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $7,531,813 and $4,952,769 as of June 30, 2010 and June 30, 2009, respectively.  These loans are either fully or substantially collateralized and some loans are personally guaranteed by the debtor or another individual. Included in the total non-performing loans is $5,360,723 and $3,249,070 at June 30, 2010 and June 30, 2009, respectively, which is no longer accruing interest since the loan principal and accrued interest exceed the estimated collateral value.  The following table sets forth certain information regarding performing and non-performing loans as of June 30, 2010 and June 30, 2009:

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

	2010	2009
Loans receivable	$23,078,192	$23,843,087
Performing loans	15,546,379	18,890,318

Nonperforming loans	$7,531,813	$4,952,769

Nonperforming loans:
Accrual	$2,171,090	$1,703,699
Nonaccrual	5,360,723	3,249,070

	$7,531,813	$4,952,769

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit. (See Note 5)

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

As of June 30, 2010 the Company has accrued approximately $282,000 in professional fees, in connection with the Company’s Investment Advisory and Management Agreement (the “Advisory Agreement”) with Velocity Capital Advisors LLC related to Corporate Loans, including $173,000 with respect to an amendment (the “Amendment”) to the Advisory agreement, which the Company’s  stockholders approved on June 2, 2010.  Pursuant to the Advisory Agreement, in future periods, the Company will pay a pro rated annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter.  The Advisory Agreement also provides for an Income Based and Capital Gains fee as described therein.  The amount of the annual base fee, Income Based fee and Capital Gains based fee will not be affected by the Amendment.

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

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement (the “Agreement”) with an unaffiliated company (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Agreement, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold or paid off.  The Company was entitled to receive a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies are to be distributed, net of direct expenses, as defined in the Agreement.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

As of June 30, 2010, the fair value of the policies owned by the Company was $1,356,800, which represents the estimated fair value for the five (5) life insurance policies with an aggregate face value of $17,659,809. The Company’s cost on these policies to date is $2,568,691, including insurance premiums of $662,688, which were paid in the year ended June 30, 2010. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.

On April 2, 2009, the Company learned that the Securities and Exchange Commission (“SEC”) obtained a court order freezing the assets of the manager of the Joint Venture and other entities with which he is involved, including the assets of the Joint Venture.  On April 14, 2009, a receiver was appointed to handle the affairs of the manager of the Joint Venture.  The Receiver has agreed, in writing, to adhere to the terms of the Joint Venture Agreement between the manager of the Joint Venture and Ameritrans.

As of January 8, 2010, the Company purchased the life insurance policies pursuant to a purchase agreement (the “Purchase Agreement”) entered into with the Receiver:

1)  The Company acquired all of the rights to and title and interest in, ten (10) life insurance policies (7 of which had been previously included in the Joint Venture), with an aggregate death benefit of $28,159,809.

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

5)  The Company entered into an agreement of sale on the rescission of one of the original Joint Venture policies.  In accordance with the terms of the settlement agreement with the Receiver, the Company recorded proceeds of $109,857 and recognized a loss on the sale of the policy of $342,496;

6)  The Company agreed to the cancellation of certain claims the Company had against the Receivership Estate for premiums advanced since April 2, 2009;

7)  The Company and the Receivership Estate agreed that the Agreement would be cancelled, terminated and have no further effect; and

8)  Despite the retained interest of the Receiver in any recovery, the Company reserved the right, in its sole discretion, to continue to fund premium payments or let any or all of the policies lapse.

The Purchase Agreement was dated December 18, 2009, and approved by the court on January 8, 2010.

Subsequent to court approval, the Company learned that certain of the policies had lapsed due to non-payment of premiums. As of June 30, 2010, the Company owned a total of five (5) policies with an aggregate death benefit of $17,659,809, which remained in full force and effect.

After a review of the current financing and regulatory environment, and other opportunities to make loans and investments, the Company decided to exit this line of business and plans to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30,	Policy Premiums
2011	$846,096
2012	846,096
2013	846,096
2014	846,096
2015	846,096
Thereafter	1,993,441
$6,223,921

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board of Directors that is consistent with ASC 820-10. Consistent with its valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there may not be a readily available market value for most of the investments in its portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which the Company had previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The following table presents fair value measurements of investments as of June 30, 2010:

		Fair Value Measurements Using

	Total	Level 1	Level 2	Level 3
Investments	$25,455,698	$1,279,908	$-	$24,175,790

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

The following table presents changes in investments that use Level 3 inputs for the year ended June 30, 2010:

Year Ended June 30, 2010

Balance as of June 30, 2009	$26,400,402
Net unrealized losses	(1,425,542)
Net purchases, sales or redemptions	(799,070)
Net transfers in and/or out of Level 3	-
Balance as of June 30, 2010	$24,175,790

As of June 30, 2010, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,427,569.

3.  Furniture, Equipment and Leasehold Improvements

Major classes of furniture, equipment and leasehold improvements as of June 30, 2010 and 2009 are as follows:

	2010	2009	Estimated Usefeul Lives

Furniture and fixtures	$31,219	$77,293	7 years
Office equipment	88,661	372,460	3-5 years
	119,880	625,387	Life of lease
Less accumulated depreciation and amortization	79,626	495,170
	$40,254	$130,217

Depreciation and amortization expense for the years ended June 30, 2010, 2009, and 2008 was $30,705, $30,322, and $35,517, respectively.

In June 2010, the Company relocated its offices.  Accordingly, the net balance of related leasehold improvements, furniture and fixtures and office equipment retired aggregating $65,623, was written off.

4.  Debentures Payable to SBA

At June 30, 2010 and 2009 subordinated debentures payable to the SBA with interest payable semiannually, consisted of the following:

Issue Date	Due Date	% Interest Rate	June 30, 2010	June 30, 2009	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 2,050,000	$ 113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	-	402,782
			$ 21,175,000	$ 12,000,000	$ 1,027,677

(1)   Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

(2)   Elk is also required to pay an additional annual user fee of 0.28% on this debenture.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

Pursuant to SBA’s issuance of leverage in the form of debentures in the aggregate of $9,175,000, Elk submitted an application to draw the full amount of the awarded fiscal year 2009 commitment. SBA approved the leverage request and on December 2, 2009, Elk received the disbursement of $9,175,000 from the long-term guaranteed debenture, and paid fees totaling $314,244.  In accordance with SBA regulation, $91,750 of these fees was paid prior to closing. Therefore the net fees at closing were $222,494.  The net proceeds of the draw were $8,952,506.

5.  Notes Payable

Banks

At June 30, 2010, the Company had lines of credit with two (2) banks aggregating $472,000 of which $370,000 was outstanding.  The weighted average interest rate on the outstanding bank debt at June 30, 2010, was approximately 4.35% which represents an interest rate of 1.0% above the prime rate of interest designated by each bank. The credit line in the amount of $120,000 was extended to July 6, 2011.  The credit line of $352,000 had been extended to December 10, 2010.  However, each credit line was paid in full as of August 31, 2010. Although each of these loans was paid in full as of August 31, 2010, the lines remain available through their respective maturity dates.

Pursuant to the terms of the bank agreements, the Company is required to comply with certain covenants and conditions, as defined in the agreements.  The Company had pledged its loans receivable and all other assets as collateral for the above lines of credit.  Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks.  In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to a “Borrowing Base” which is submitted for review to the SBA and the banks for periodic review.  The Company was not in compliance with the terms and conditions of the Borrowing Base at June 30, 2010. However,management of the Company has concluded, based on additional investments the Company is making in September 2010, it will be in compliance by September 30, 2010.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  The December Notes bear interest at a rate of 8.75%, payable quarterly, but the Company has the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering.

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

Related Party Loans

In July 2007, the Company received three loans totaling $500,000 from three related parties to facilitate the funding of new loans receivable.  The loan principal was due and payable within 30 days of demand and bore interest at a rate of 10% per annum.  Payments of interest only were due and payable on the first of each month.  At June 30, 2010 and 2009 there were no loans to related parties outstanding.  For the years ended June 30, 2010, 2009 and 2008 interest paid on the loans was $0, $2,689 and $28,463, respectively.  Also see Note 11 for other related party transactions.

6.  Preferred Stock

Ameritrans had 1,000,000 shares of “blank check” preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  On March 18, 2008, the Company filed an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized preferred stock from 1,000,000 to 10,000,000 shares.  The remaining 9,500,000 and 500,000 shares, respectively, of these “blank check” preferred shares were unissued at June 30, 2010 and 2009.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

As part of the April 2002 stock offering (see Note 8) Ameritrans issued 300,000 shares of 9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value.  Since April 2007, these preferred shares are redeemable at the option of the Company at face value without any premium.

7.  Common Stock

Ameritrans had 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.  As part of stock offerings completed in April 2002 and March 2006, the Company issued an additional 300,000 and 1,355,608 shares of Common Stock, respectively (see Note 8).

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

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans Common Stock, which had previously been pledged by the borrower as collateral.  At June 30, 2010 and 2009 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

8.  Stock Offerings

In, 2002 the Company completed a public offering of 300,000 units, each unit consisting of one share of Common Stock, one share of  Preferred Stock, and one redeemable warrant entitling the holder to purchase one share of Common Stock at an exercise price of $6.70.  None of the warrants were exercised prior to their expiration in April, 2007.  The underwriter also obtained the right in exchange for $2,500 to purchase up to 30,000 units at an exercise price of $21.45 per unit, each unit consisting of one share of Common Stock, one share of Preferred Stock, and one redeemable common share warrant exercisable at $8.40 per share.  These units were exercisable over a five-year period which began on April 18, 2004 and expired on April 18, 2009.  The underwriter did not exercise the right to purchase these units.

In March, 2006, the Company closed on the sale of 1,355,608 shares of Common Stock of the Company and 338,902 warrants to purchase shares of Common Stock (“Private Offering Warrants”) for aggregate gross proceeds totaling $7,930,310 ($7,250,407 net of expenses).  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share.  The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  The Common Stock and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005, of which various closings took place throughout December 2005 and January, February and March of 2006.  As of June 30, 2010, none of the Private Offering Warrants had been exercised.  On July 29, 2010, all private offering warrants expired. In December 2009, as part of the advisory agreement with Velocity, warrants for 100,000 shares of the Company’s Common Stock with an exercise price of $1.25 per share were issued to Velocity for $15,000. On March 18, 2008, the stockholders of the Company approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of Preferred Stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation.  The Company proposes to raise aggregate gross proceeds between a minimum of $5,000,000 and up to a maximum of $50,000,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

9.  Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock in each of the years ended June 30, 2010, 2009 and 2008:

	For the year ended June 30, 2010:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
Fourth quarter 2009	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
First quarter	0.28125	84,375	02/25/10	03/08/10	03/12/10
Second quarter	0.28125	84,375	02/25/10	03/08/10	03/12/10
Third quarter	0.28125	84,375	04/09/10	04/22/10	04/27/10
Fourth quarter	0.28125	84,375	07/21/10	08/02/10	08/17/10
	$1.40625	$421,875

	For the year ended June 30, 2009:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$0.28125	$84,375	10/09/08	10/09/08	10/15/08
Second quarter	0.28125	84,375	12/31/08	12/31/08	01/15/09
Third quarter	0.28125	84,375	03/20/09	03/31/09	04/15/09
Fourth quarter	Not Declared
	$0.84400	$253,125

	For the year ended June 30, 2008:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$0.28125	$84,375	09/17/2007	09/28/2007	10/15/2007
Second quarter	0.28125	84,375	12/17/2007	12/28/2007	01/15/2008
Third quarter	0.28125	84,375	03/18/2008	03/31/2008	04/15/2008
Fourth quarter	0.28125	84,375	06/19/2008	06/30/2008	07/15/2008
	$1.12500	$337,500
Common Stock:
First quarter	0.01	33,956	11/7/2007	11/19/2007	12/12/2007
Second quarter	0.01	33,956	02/13/2008	02/25/2008	03/12/2008
	$0.02	$67,912
		405,412

The table below shows the tax character of distributions for tax reporting purposes.

	For the years ended June 30,
	2010	2009	2008
Dividends paid from:
Ordinary income	$-	$-	$241,981
Return of capital	421,875	253,125	163,431

Total Dividends	$421,875	$253,125	$405,412

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures (See Note 4).

10.  Financial Instruments

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2010 and 2009 were approximately $21,247,000 and $11,844,000, respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

Other

•

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

11.  Related Party Transactions

The Company paid legal expenses of approximately $13,000, $30,000, and $60,000 to a law firm related to the Chairman and other officers and a former director of the Company (the “Law Firm”) for the years ended June 30, 2010, 2009, and 2008, respectively.

In December, 2003, the Company entered into a sublease agreement with the Law Firm.  Pursuant to the sublease agreement, the Company occupied approximately 3,500 square feet of office space in New York City.  This sublease agreement, as amended, was to expire on April 2014.  Pursuant to an agreement with the Law Firm, the lease expiration date was accelerated to June 30, 2010.  The Company’s rent share for the year ended June 30, 2010 was $13,497 per month, subject to periodic escalations and annual increases as per the master lease agreement between the landlord and the Law Firm.

Rent expense under the lease amounted to $154,722, $166,429, and $151,165 for the years ended June 30, 2010, 2009 and 2008, respectively.  In addition, effective June 30, 2010, the Company cancelled all lease obligations with the Law Firm and any indemnifications related thereto, and paid the law firm a one-time cancelation fee of $260,000.

In addition, the Company was obligated to pay for its share of overhead expense as noted in the above lease agreement.  For fiscal years 2010, 2009, and 2008 the overhead cost payments were $3,500 per month.  Overhead costs and reimbursed office and salary expenses amounted to $53,597, $64,286, and $68,598 for the years ended June 30, 2010, 2009 and 2008, respectively.  As discussed above, effective June 30, 2010, the Company cancelled all related overhead expense agreements related thereto.

In July, 2003, the Company entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer of the Company has an ownership interest.  The sublease called for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contained a provision that either party may terminate the lease in years seven through ten with six months notice.    In January 2010 the Company exercised its termination provision effective June 30, 2010.  Rent expense under the lease amounted to $51,557, $49,787, and $48,739 for the years ended June 30, 2010, 2009, and 2008 respectively.  This lease was necessary pursuant to the Company’s disaster recovery plan and was used as storage space and as back-up additional office space. The Company’s disaster recovery plan now includes physical storage of archived books and records at an independent storage facility, as well as specific procedures to maintain backup copies of critical IT resources to restore the information systems to their most recent state in the event of their loss, correction, or destruction.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

On July 1, 2010, the Company entered into a thirty-one month sublease with an unrelated party for office space in Manhattan. This sublease calls for payments of $6,000 per month, including electric.

On July 16, 2010, the Company entered into a seven-year and one month sublease with an unrelated party for office space for the Company’s headquarters in Jericho, New York. This sublease requires rental payments ranging from $98,250 to $115,769 per year, including electric. The sublease calls for escalation based on changes, from a base period in real estate tax amounts as incurred by the sublandlord. The sublandlord may terminate this sublease with the Company effective July 30, 2014, if written notice is given on or before July 30, 2013.

Total occupancy costs under the above leases and overhead cost reimbursement agreements amounted to $519,876 (including a lease termination payment of $260,000), $280,502, and $268,502 for the years ended June 30, 2010, 2009, and 2008, respectively.

The future minimum rental payments for each of the next five years and in the aggregate, thereafter, are as follows:

Year Ending June 30,	Amount
2011	$170,520
2012	173,186
2013	145,933
2014	106,763
2015	109,676
Thereafter	238,360
$944,438

The Company entered into an at-will consulting arrangement with an individual who is considered a related person of the Company.  An aggregate of $5,500 during the fiscal year ended June 30, 2008 for such consulting services.  The consulting arrangement was terminated as of June 30, 2008.

The Company utilized a relative of an officer of the Company to perform part-time administrative services.  This individual is paid per hour for administrative work he performed for the Company.  For the fiscal years ending June 30, 2010, 2009 and 2008, he was paid an aggregate of $0, $9,085, and $15,926, respectively.  Such person did not perform any service nor was he compensated since October 2008.

In October, 2007 the Company paid $3,000 to an individual who is considered a related person of the Company, for consulting services relating to the review of the Company’s medical insurance plan.

The Company historically paid printing fees to a company partially owned by an officer of the Company.  An aggregate of $3,838 $8,760 and $8,609 was paid for the services during the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

Also see Note 5 for related party loan transactions.

12.  Commitments and Contingencies

Interest Rate Swap

In October, 2005, Elk entered into two (2) interest rate swap transactions for $5,000,000 each, to hedge against an upward movement in interest rates relating to outstanding bank debt.  The swap transaction which expired October 15, 2007 provided for a fixed rate of 6.20%, and the swap transaction, which expired October 14, 2008, provided for a fixed rate of 6.23%.  If the Company’s floating borrowing rate (the one-month LIBOR rate plus 1.5%) falls below the fixed rate, Elk is obligated to pay the bank the differences in rates. If the Company’s floating borrowing rate rises above the fixed rate, the bank is obligated to pay Elk the differences in rates.  For the years ended June 30, 2010, 2009, and 2008, Elk incurred additional net interest expense (benefit) of $0, $32,972 and $12,036, respectively, due to the fluctuation of interest rates under these agreements.  As of June 30, 2010 and 2009, the Company had no interest swaps outstanding.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

Employment Agreements

The Company has entered into employment agreements with six executives of the Company for various terms expiring through June, 2013.  Certain agreements also provide for minimum bonuses.  The table below summarizes the minimum payments due under employment agreements, including minimum bonuses.

Year ending June 30,	Amount
2011	$1,163,203
2012	775,711
2013	170,242
$2,109,156

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

13.  Defined Contribution Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the years ended June 30, 2010, 2009 and 2008, contributions amounted to $40,258 and $171,020, and $125,523 respectively.

The Company has not made any contributions to said plan since December 31, 2009.

14.  Stock Option Plans

The Company’s stock option plans expired on May 21, 2009.

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of June 30, 2010, options to purchase an aggregate of 262,425 shares of Common Stock were outstanding and fully vested.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares, which will be increased to 125,000 shares upon SEC approval of the Amended Director Plan.  As of June 30, 2010, options to purchase an aggregate of 59,000 shares were issued and outstanding; all of which were fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

Options Granted, Expired and Canceled

There were no options granted or canceled during either of the fiscal years ended June 30, 2010 and 2009.

On October 29, 2009, 29,425 options in connection with the 1999 Employee Plan expired.  On January 12, 2010, 16,000 options in connection with the Director Plan expired.

After adoption of ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”)  (see Note 1), the fair value of the options granted amounted to $191,040 at June 30, 2010 and June 30, 2009, which is reflected in additional paid-in capital in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the fiscal years ended June 30, 2010, 2009 and 2008 was $29,166, $61,128 and $76,747, respectively.  As of June 30, 2010, there was no deferred compensation related to unvested options.

The following tables summarize information about the transactions of both stock options plans as of June 30, 2010:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2007	194,091	$5.29
Granted	33,888	$4.13
Canceled	(10,917)	$4.58
Expired	(4,375)	$5.56
Exercised	(4,375)	$4.50
Options outstanding at June 30, 2008	208,312	$5.14
Granted	158,538	$2.27
Canceled	-	-
Expired	-	-
Exercised	-	-
Options outstanding at June 30, 2009	366,850	$3.90
Granted	-	-
Canceled	-	-
Expired	(45,425)	$5.25
Exercised	-	-
Options outstanding at June 30, 2010	321,425	$3.71

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

The following table summarizes information about the stock options outstanding under the Company’s options plans as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$ 5.56-$ 6.12	29,425	.50 years	$5.81	29,425	$5.81
$3.60	13,888	2.89 years	$3.60	13,888	$3.60
$5.28	80,000	2.91 years	$5.28	80,000	$5.28
$5.30	9,433	1.48 years	$5.30	9,433	$5.30
$4.50	20,000	2.28 years	$4.50	20,000	$4.50
$4.93	10,141	1.86 years	$4.93	10,141	$4.93
$2.36	133,000	3.28 years	$2.36	133,000	$2.36
$1.78	25,538	3.85 years	$1.78	25,538	$1.78
$ 1.78-$ 6.12	321,425	2.80 years	$3.71	321,425	$3.71

The fair market value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the years ended June 30,  2009 and 2008:

	2009	2008

Risk-free rate	2.04%	3.09%
Dividend yield	0.00%	0.00%
Volatility factor	.08	.08
Average life	5 years	5 years

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

15.  Subsequent Events

Subsequent to June 30, 2010, the Company made four loans in the aggregate principal amount of $4,750,000, with rates varying from 7.5% to 11.0% and a combined weighted average annual interest rate of 9.4%.

On July 8, 2010, the Company sold a $500,000 principal portion of a loan in its Corporate Loan portfolio and realized a gain of $16,250. On September 7, 2010, the Company sold an additional $250,000 of principal of the same loan and realized a gain of $8,673.

On July 30, 2010, the Company sold a loan with a principal balance of $1,365,142 in its Corporate Loan portfolio and realized a loss of $257,138.

In July 2010, the Company entered two sublease arrangements with unrelated parties for office space in New York, NY and for its headquarters in Jericho, NY. (See Note 11 of Notes to Consolidated Financial Statements.)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

16.  Financial Highlights

	Years Ended June 30,
	2010	2009	2008

Net share data
Net asset value at the beginning of the year	$3.40	$5.06	$5.32
Net investment loss	(1.17)	(0.86)	(0.01)
Net realized and unrealized (losses) on investments	(0.71)	(0.73)	(0.14)
Net decrease in net assets from operations	(1.88)	(1.59)	(0.15)
Net decrease in net assets from transactions	-	-	0.01
Distributions to stockholders (4)	(0.12)	(0.07)	(0.12)
Total increase (decrease) in net asset value	$(2.00)	$1.66	$(0.26)
Net asset value at the end of the year	$1.40	$3.40	$5.06
Per share market value at beginning of year	$1.63	$3.01	$5.21
Per share market value at end of year	1.32	1.63	3.01
Total return (1)	(11.6%)	(43.5%)	(39.9%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$8,160	$14,371	$17,622
Total expense ratio (3)	69.0%	43.7%	35.8%
Net investment loss to average net assets	(48.8%)	(20.5%)	(0.26%)

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2010, 2009 and 2008

17.  Quarterly Financial Data (Unaudited)

For the year ended June 30, 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$253,758	$484,588	$486,673	$430,417
Net investment loss	$(847,287)	$(1,001,568)	$(795,593)	$(1,331,967)
Net decrease in net assets from operations	$(2,973,998)	$(720,884)	$(915,297)	$(1,764,784)
Net decrease in net assets from operations per common share:
Basic and diluted	$(0.88)	$(0.21)	$(0.37)	$(0.54)

For the year ended June 30, 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$1,459,461	$970,744	$655,377	$258,742
Net investment income (loss)	$(298,833)	$(756,741)	$(619,056)	$(1,265,330)
Net increase (decrease) in net assets from operations	$(478,606)	$(1,307,397)	$(769,550)	$(2,906,900)
Net increase (decrease) in net assets from operations per common share:
Basic and diluted	$(0.17)	$(0.41)	$(0.25)	$(0.85)