Form 10-K/A
period 2010-06-30
AMERITRANS CAPITAL CORP
filed 2010-10-28
CIK 1064015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  814-00193

AMERITRANS CAPITAL CORPORATION

 (Exact Name of Registrant as specified in its Charter)

Delaware	52-2102424
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

50 Jericho Quadrangle, Suite 109 Jericho, New York	11753
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code:  (212) 355-2449

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 28, 2010, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III of Form 10-K is no longer being incorporated by reference to the Proxy Statement relating to the Company's 2010 Annual Meeting of Shareholders. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original September 28, 2010 filing date of our Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of Ameritrans:

Name	Address	Position
Interested Directors
Michael Feinsod	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Chief Executive Officer, President, Chief Compliance Officer and Director
Gary C. Granoff	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Managing Director and Chairman of the Board of Directors
Murray Indick	200 State Street Boston MA 02109	Director

Disinterested Directors
Steven Etra	55-25 58th Street Maspeth, New York	Director
Ivan Wolpert	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Director
John R. Laird	481 Canoe Hill Road New Canaan, Connecticut	Director
Howard F. Sommer	139 East 63rd Street New York, New York 10021	Director
Peter Boockvar	c/o Miller Tabak + Co 331 Madison Avenue New York, NY 10017	Director
Elliott Singer	4101 Gulf Shore Boulevard North Naples, Florida 34103	Director
Officers/Interested Persons
Richard L. Feinstein	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Chief Financial Officer and Senior Vice President - Finance
Ellen M. Walker	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Executive Vice President
Silvia M. Mullens	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Executive Vice President and Secretary
Margaret Chance	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Vice President
Lee Forlenza	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle Jericho, New York, 11753	Senior Vice President

Biographical information concerning the Company’s directors and officers is set forth below.

Interested Directors

Michael Feinsod, age 39, has been a director of the Company since December 2005, President since November, 2006, Chief Compliance Officer since July 2008 and Chief Executive Officer since October 10, 2008.  Mr. Feinsod also served as the Company’s Acting Chief Financial Officer from June 30, 2010 until September 29, 2010.  Since 1999, Mr. Feinsod has been a managing member of Infinity Capital, LLC, an investment management company. Prior to founding Infinity Capital, LLC, Mr. Feinsod worked as an analyst and portfolio manager for Mark Boyar & Company, Inc.  Mr. Feinsod is a member of the board of directors of The Kingstone

Companies, Inc. (NASDAQ: KINS). Mr. Feinsod is admitted to practice law in New York and was an associate in the corporate law department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997.  Mr. Feinsod holds a BA from The George Washington University and a JD from Fordham University School of Law. As a result of these and other professional experience, Mr. Feinsod possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Gary C. Granoff, age 62, has been Chairman of the Board of Ameritrans since its formation and of our wholly-owned subsidiary, Elk Associate Funding Corporation (“Elk”), since 1996. Mr. Granoff has also been the Managing Director of Ameritrans since October 10, 2008.  Prior to his appointment as Managing Director, Mr. Granoff served as our Chief Executive Officer until he stepped down from such position on October 10, 2008.  Mr. Granoff also served as our Chief Financial Officer of the Company from 2000 until the expiration of his term in such office on June 30, 2010 and as the President of Elk from 1980 until July 2010.  Mr. Granoff has been a practicing attorney for the past thirty-seven years and is presently an officer and shareholder in the law firm of Granoff, Walker Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff has served as President and the sole shareholder of Seacrest Associates, Inc., a hotel operator, since August 1994.  Mr. Granoff serves as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff also serves as a Trustee and Vice Chairman of the Board of the Parker Jewish Institute for Healthcare and Rehabilitation. From September 2005 to February 2009, Mr. Granoff served as a Member (Commissioner) of the Village of Kings Point, New York, Zoning Board of Appeals. Since February 2009, Mr. Granoff has served as the Village Justice of the Village of Kings Point, New York.  Mr. Granoff holds a BBA in Accounting and a JD (with honors) from The George Washington University. As a result of these and other professional experience, Mr. Granoff possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Murray A. Indick, age 51, has been a director of Ameritrans and Elk since May 2006.  Mr. Indick is a co-founder of Prides Capital Partners, LLC, an investment firm specializing in strategic block, activist investing in the small- and micro-cap arena.  Prior to joining Prides Capital Partners, LLC, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Prior to joining Blum Capital, Mr. Indick was a partner in the Washington, D.C., office of Dechert Price & Rhoads.  Mr. Indick practiced law for 10 years with Wilmer, Cutler & Pickering in Washington, D.C.  Mr. Indick is a member of the board of directors of Tigrent, Inc. (NASDAQ: TIGE) and, previously, a director of QC Holdings, Inc. Mr. Indick holds a BA from the University of Pennsylvania and a JD from the Georgetown University Law Center.  Mr. Indick is a member of the board of directors of Whitney Information Network, Inc. As a result of these and other professional experience, Mr. Indick possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Disinterested Directors

Peter Boockvar, age 41, is currently the Equity Strategist at Miller Tabak + Co., LLC., in addition to his role as a salestrader on the equity desk.  He is a CNBC contributor and is frequently quoted on Reuters, Dow Jones Newswires, Financial Times, Wall Street Journal, and The Associated Press. He joined Miller Tabak + Co., LLC in 1994 after working in the corporate bond research department at Donaldson, Lufkin and Jenrette. He is also President of OCLI, LLC and OCLI2, LLC, farmland real estate investment funds. Mr. Boockvar graduated Magna Cum Laude with a BBA in Finance from The George Washington University. He also received an MBA from Baruch College as part of a JD/MBA program at Brooklyn Law School where he completed one year of law school. As a result of these and other professional experience, Mr. Boockvar possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Steven Etra, age 61, has been a director of Ameritrans and Elk since 1999, and was a Vice President of Elk from January 1999 to May 2007.  Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra’s family for more than seventy-five years.  Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999.  Mr. Etra has extensive business experience in investing in emerging companies. As a result of these and other professional experience, Mr. Etra possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Ivan J. Wolpert, age 45, has been a director of Ameritrans and Elk since December 2005.  Mr. Wolpert is a principal and founder of Belle Harbour Capital, LLC, a real estate investment firm. He has substantial experience in the real estate industry and currently owns both residential units and commercial property.  After graduating from law school, he practiced real estate law and completed his legal career as Of Counsel at Paul, Hastings, Janofsky & Walker LLP.  Mr. Wolpert holds a JD from St. John’s University and a BA from Tufts University. As a result of these and other professional experience, Mr. Wolpert possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

John R. Laird, age 68, has been a director of the Company since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. (“Shearson”). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer.  Mr. Laird received a BS in finance and an MBA from Syracuse University and attended the Advanced Management Program at Harvard Business School. As a result of these and other professional experience, Mr. Laird possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Elliott Singer, age 69, has been a director of the Company since December 4, 2009.  Mr. Singer is a Managing Director of FairView Advisors, a financial services firm that he founded in September 2001.  Mr. Singer founded and served as the Chief Executive Officer of A+ Network (formerly A+ Communications), which was acquired by Metrocall in 1996.  Mr. Singer is a member of the Board of Directors of Neurologix, Inc. (NASDAQ: NRGX), MangoSoft, Inc. (OTCBB: MGOF) and numerous privately held companies.  Mr. Singer holds a B.A. from Tulane University and an MBA from the Leonard R. Stern School of Business at NYU. As a result of these and other professional experience, Mr. Singer possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Howard F. Sommer, age 70, has been a director of the Company since January 1999.  Mr. Sommer is currently Chief Administrative Officer and Chief Financial Officer and Vice President of Circa Inc., a nationally-based buyer of pre-owned jewelry.  Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005.  Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971.  Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994.  He received a BS in electrical engineering from City College of New York and attended the Graduate School of Business at New York University. As a result of these and other professional experience, Mr. Sommer possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Officers/Interested Persons

Richard L. Feinstein, age 67, has been the Chief Financial Officer of Ameritrans and Elk since September 29, 2010 and the Senior Vice President – Finance of Ameritrans since September 3, 2010. Mr. Feinstein, a retired partner of KPMG LLP, is currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc, a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Currently, Mr. Feinstein is a board member and chair of the audit committee of EDGAR Online, Inc., (Nasdaq: EDGR, and MKTG, Inc. (OTCBB: CMKG) and is on the board and chief financial officer of the not-for-profit USA Fitness Corps. Previously, Mr. Feinstein was a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

Margaret Chance, age 54, has been a Vice President of the Company since August 2000.  Ms. Chance served as Secretary of Ameritrans and Elk since their respective inceptions until July 1, 2010.  Ms. Chance has been involved in loan administration since November 1980. Ms. Chance holds a paralegal certificate.

Silvia Maria Mullens, age 59, currently is an Executive Vice President and the Secretary of Ameritrans and Elk.  Ms. Mullens has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Ms. Mullens was named Executive Vice President of Ameritrans and Elk effective July 1, 2010. Prior to joining the Company she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a BA cum laude from Fordham University and an MBA from The Leonard Stern School of Business Administration of New York University.

Ellen M. Walker, age 55, has been an Executive Vice President since 2000 and a Vice President of Elk since July 1983.  Until February 4, 2010, Ms. Walker served as a director of Ameritrans.  Ms. Walker has been a practicing attorney for more than twenty-five years and she is presently an officer and shareholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York.  Ms. Walker received a BA from Queens College and obtained her JD with honors from Brooklyn Law School.

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

Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that as of June 30, 2010, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act, or have been previously reported in the Company’s filings with the SEC, except that one of our directors, Elliott Singer, failed to file one report required under Section 16(a) of the 1934 Act on a timely basis.  Such report, which reflected Mr. Singer’s appointment as a director of the Company was filed on August 18, 2010.

Corporate Governance

Code of Ethics

All directors, officers and employees of the Company must act ethically and in accordance with the Company’s Code of Ethics (the “Code of Ethics”). The Code of Ethics satisfies the definition of “code of ethics” under the rules and regulations of the SEC and NASDAQ listing standards and is available on the Company’s website at www.ameritranscapital.com.  The Code of Ethics is also available in print to anyone who requests it by writing to the Company at the following address:  Ameritrans Capital Corporation, 50 Jericho Quadrangle, Jericho, New York 11753.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

Role of the Compensation Committee

Each executive officer is employed pursuant to an employment agreement, each of which is described herein.  Prior to February 3, 2010, the Compensation Committee of the Board established and regularly reviewed our compensation philosophy and programs, and exercised authority with respect to the determination and payment of base and incentive compensation to our executive officers.  Effective February 3, 2010, such functions are performed by the Governance, Compensation and Nominating Committee.   References in this discussion to functions performed by the Governance, Compensation and Nominating Committee shall be read to refer to the Compensation Committee to the extent such functions were performed prior to the establishment of the Governance, Compensation and Nominating Committee.

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

Why each element of compensation is paid and how the amount of each element is determined

The following is a brief discussion of each element of our executive officer compensation. The Governance, Compensation and Nominating Committee intends to cause Ameritrans to pay each of these elements to ensure that a desirable overall mix is established between base compensation and incentive compensation, cash and non-cash compensation and annual and long-term compensation. The Governance, Compensation and Nominating Committee also intends to evaluate on a periodic basis the overall competitiveness of our executive compensation packages as compared to packages offered in the marketplace for which we compete with executive talent. Overall, our Governance, Compensation and Nominating Committee believes that our executive compensation packages are currently appropriately balanced and structured to retain and motivate our executive officers.

Salaries.  The cash salaries paid to the two highest paid executive officers (Messrs. Feinsod and Granoff) have been incorporated into the terms of employment agreements.  A copy of our employment agreement with Mr. Granoff was filed as an exhibit to the Form 8-K of Ameritrans filed with the SEC on October 10, 2008 and an amendment thereto was filed as an exhibit to the Form 8-K of Ameritrans filed on November 16, 2009.  A copy of Mr. Feinsod’s employment agreement with the Company was filed as an exhibit to the Form 8-K of Ameritrans filed with the SEC on June 4, 2010.

Cash Incentive Compensation.  Cash incentive or bonus compensation is guaranteed pursuant to their employment agreements with any additional amounts given at the discretion of the Board at the recommendation of the Governance, Compensation and Nominating Committee (or, before such committee’s establishment, the Compensation Committee).

Equity Compensation.  Equity compensation awards were granted in the past pursuant to written agreements.  All stock option grants are fully described herein.

How each compensation element fits into the overall compensation objectives and affects decisions regarding other elements

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise and performance, the Company’s overall performance and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Governance, Compensation and Nominating Committee strives to strike an appropriate balance between base compensation and incentive compensation. To the extent permissible by applicable regulations, the Governance, Compensation and Nominating Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation. When considering the marketplace, particular emphasis is placed upon compensation packages available at a comparable group of peer companies.

Any bonus paid to either Michael Feinsod or Gary Granoff is pursuant to an employment contract obligation.

Compensation Committee Interlocks and Insider Participation

No member of the Company's Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during the fiscal year ended June 30, 2010. There are no interlocking relationships involving the Company's Compensation Committee and the board of directors or members of a compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC

Governance, Nominating and Compensation Committee Report

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

The Governance, Nominating and Compensation Committee of the Board is currently comprised of three (3) independent directors and has the responsibility, among other things, to:

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

Respectfully Submitted,

The Governance, Nominating and Compensation Committee:

Ivan Wolpert (Chair), John R. Laird and Steven Etra

The Compensation Committee of the Board has furnished the following report on executive compensation paid or awarded to executive officers for the fiscal years ended June 30, 2010 and 2009.

Summary Compensation Table

The following table sets forth all remuneration for services rendered to the Company by (i) each of the executive officers, and (ii) all executive officers as a group during the fiscal years ended June 30, 2010 and 2009.  No non-employee director received compensation in excess of $120,000 during that period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(A) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	(B) All Other Compensation ($)	Total ($)
Gary C. Granoff 1 2 Chairman, Chief Executive Officer, Chief Financial Officer, and Director	2010	425,000	-	-	-	-	-	59,404	484,404
	2009	674,425	-	-	-	-	-	89,385	763,810
Michael Feinsod [2] Chief Executive Officer, Chief Compliance Officer, Acting Chief Financial Officer, President and Director	2010	375,184	6,250	-	24,000	-	-	40,090	445,524
	2009	368,425	15,000	-	-	-	-	66,413	449,838
Ellen M. Walker Executive Vice President and Director	2010	162,675	-	-	-	-	-	6,100	168,775
	2009	154,928	-	-	-	-	-	23,239	178,167
Silvia Mullens Executive Vice President and Secretary	2010	135,342	35,000	-	-	-	-	5,351	175,693
	2009	134,062	27,500	-	-	-	-	24,234	185,796
Margaret Chance Vice President	2010	107,830	20,000	-	-	-	-	4,339	132,169
	2009	108,765	22,500	-	-	-	-	19,690	150,955

(A)

Compensation expense related to amortized portion of stock option grants received that vested during the fiscal year.

(B)

Amounts received under Simplified Employee Pension Plan, and other compensation.

1   Pursuant to a revised employment agreement, Mr. Granoff received a one-time payment in December 2008 of $251,150.

2   Mr. Feinsod became Chief Executive Officer of the Company effective October 10, 2008 pursuant to an amended and restated employment agreement as of such date.  In addition, Mr. Granoff, formerly Chief Executive Officer of the Company, assumed the title Managing Director pursuant to the terms of an amended and restated employment agreement dated October 10, 2008. The sotck award represents the expensed amount associated with stock options that vested during the period.

Compensation of Directors

The following table sets forth certain information regarding compensation paid to directors that were not named executive officers during the last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	(A) Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)

Murray A. Indick	20,000					3,998	23,998
John R. Laird	35,500					2,004	37,504
Howard F. Sommer	27,000						27,000
Steven Etra	28,750						28,750
Ivan Wolpert	29,750						29,750
Peter Boockvar	26,500		5,166				31,666
Elliott Singer	17,000						17,000

During the 2009 and 2008 fiscal years, Ameritrans and Elk had a policy of paying their directors who were not employees fees for each meeting attended. Since September 24, 2004, non-employee directors had been paid a fee of $1,000 for each meeting attended.  From the Company’s inception until January 2010, non-employee directors were paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee were paid $1,000 for each meeting, and the head of the Audit Committee received $1,250 for each meeting.

The Compensation Committee recommended, and the full Board approved, an increase in the annual fees to be paid to non-employee directors.  Non-employee directors will be paid an annual retainer in the amount of $25,000, which will be payable quarterly to each non-employee director serving on the board of directors during the applicable quarter, or as otherwise determined by the Company’s Chief Executive Officer.  In addition, non-employee directors will receive a fee of $1,000 for each meeting attended and $500 for each telephonic or brief board meeting attended.  Regular members of the Audit and Governance, Compensation and Nominating Committees are paid $1,000 for each meeting, and the chair of the Audit and Governance, Compensation and Nominating Committees receives $1,500 for each meeting.  The foregoing non-employee director compensation was approved on February 10, 2010, and is applicable retroactively beginning January 1, 2010. Fees and expenses paid to non-employee directors were, in the aggregate, $195,668 for the fiscal year ended June 30, 2010, and $107,715 for the fiscal year ended June 30, 2009.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended June 30, 2010 to members of the Board of Directors and executive officers.

Outstanding Equity Awards at June 30, 2010

The following table sets forth certain information regarding the total number and aggregate value of stock options held by members of the Board of Directors and executive officers at June 30, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Gary C. Granoff	13,350	-	-	6.12	12/28/2010	-	-	-	-
Ellen M. Walker	5,000	-	-	5.56	12/28/2010	-	-	-	-
Lee A. Forlenza	4,375	-	-	5.56	12/28/2010	-	-	-	-
Steven Etra	13,888		-	3.60	5/19/2013	-	-	-	-
Silvia Mullens	15,000	-	-	2.36	10/10/2013	-	-	-	-
Silvia Mullens	3,350	-	-	5.56	12/28/2010	-	-	-	-
Margaret Chance	10,000	-	-	2.36	10/10/2013	-	-	-	-
Margaret Chance	3,350	-	-	5.56	12/28/2010	-	-	-	-
Michael R. Feinsod	100,000	-	-	2.36	10/10/2013	-	-	-	-
Michael R. Feinsod	80,000	-	-	5.28	varies based on vesting thru 11/27/2014	-	-	-	-
Michael R. Feinsod	20,000	-	-	4.50	10/8/2012	-	-	-	-
Ivan Wolpert	9,433	-	-	5.30	12/22/2011	-	-	-	-
Murray A. Indick	10,141	-	-	4.93	5/9/2012	-	-	-	-
Peter Boockvar	25,538	-	-	1.78	5/6/2014	-	-	-	-

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

Employment Agreements

The Company entered into employment agreements with six (6) of its employees, as described below:

Michael R. Feinsod.  The Company entered into an amended and restated employment agreement with Mr. Feinsod dated as of May 28, 2010, whereby Mr. Feinsod continues to serve as Chief Executive Officer, in addition to his duties of President of the Company and Senior Vice President of Elk. Pursuant to the agreement, Mr. Feinsod will continue to serve as President and Chief Executive Officer of the Company and Senior Vice President of Elk until June 30, 2012, and one year thereafter, unless the Company notifies Mr. Feinsod of its intention not to renew the employment agreement for such one-year term in accordance with its terms, or unless the Feinsod Agreement is terminated earlier in accordance with its terms.    For the period from May 28, 2010 through June 30, 2011 and for the period from July 1, 2011 through June 30, 2012, Mr. Feinsod will receive a base salary equal to $405,540 and 435,540, respectively, in each case payable on an annualized basis.  If applicable, for the period commencing July 1, 2012 through June 30, 2013, Mr. Feinsod’s base salary will be increased by the greater of five percent (5%) or the increase in the Consumer Price Index during such year.  Mr. Feinsod will also be entitled to receive an annual bonus as determined by the Governance Compensation and Nominating Committee of the board of directors and based on performance targets agreed upon by Mr. Feinsod and such committee.

Mr. Feinsod will continue to be entitled to receive an aggregate of $32,500 per annum for reimbursement of certain expenses set forth in the agreement as well as reimbursement for all legitimate business expenses reasonably incurred by him in the performance of his duties.  In addition, the Company will pay Mr. Feinsod’s family health insurance under the Company’s applicable plan  The Company will continue to make regular contributions to Mr. Feinsod’s SEP IRA account.

The Company also agreed to maintain an effective registration statement on an appropriate form covering the shares of the Company’s common stock underlying options previously granted to Mr. Feinsod.

In the event that the Company terminates Mr. Feinsod’s employment without “Cause” (as defined in the Agreement), or Mr. Feinsod terminates his employment for “Good Reason” (as defined in the Agreement), Mr. Feinsod will be entitled to a severance payment in an amount equal to Mr. Feinsod’s base salary, as increased with respect to the extension year, and bonus (or portion thereof), if any, paid for the most recent bonus year, multiplied by the number of years (or fractional portion thereof) remaining in the employment period.  The Company will also be obligated to continue Mr. Feinsod’s benefits through June 30, 2012.

The Feinsod Agreement also provides that Mr. Feinsod will not compete with the Company or Elk or hire solicit the employ of any employee of the Company or Elk during the term of the Feinsod Agreement and for the immediately succeeding 12 month period.

On November 27, 2006, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of the Company excisable at $5.28 per Share. The options vested in four (4) equal annual installments, with the first installment vesting on the date of grant.  On October 8, 2007, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase an additional 20,000 shares excisable at $4.50 per Share.  Pursuant to the amended and restated employment agreement, Mr. Feinsod was granted options to purchase up to 100,000 shares exercisable at $2.36 per share.

Effective July 1, 2008, Mr. Feinsod was appointed Chief Compliance Officer (“CCO”) for both Ameritrans and Elk.  Mr. Feinsod will serve as CCO at the pleasure of the Board and will be compensated at an additional monthly rate of $500.00 solely for his services as CCO of Ameritrans and a monthly rate of $500.00 solely for his services as CCO of Elk.

Gary Granoff.  The Company entered into an amended and restated employment agreement with Gary Granoff dated as of October 10, 2008, which shall continue until June 30, 2013, whereby Mr. Granoff relinquished the office of chief executive officer and assumed the title of Managing Director.  Pursuant to the agreement, for the period November 1, 2008 through June 30, 2009 Mr. Granoff was paid the base sum of $260,850, which was payable in monthly installments of $32,606.25.  In December, 2008, Mr. Granoff received as additional compensation a single payment of $251,150, which was deemed to be fully earned upon execution of the amended and restated employment agreement.  Mr. Granoff’s amended and restated employment agreement was further amended on November 12, 2009.  Pursuant to such amendment, Mr. Granoff agreed to continue serving as Chief Financial Officer of the Company through June 30, 2010 (instead of the September 30, 2009 date as in effect prior to such amendment). However, Mr. Granoff agreed that if the Company elected to employ a qualified person to replace him as Chief Financial Officer at any time prior to June 30, 2010, Mr. Granoff would step down as Chief Financial Officer without any reduction in compensation.  Pursuant to the amendment, Mr. Granoff’s salary for the fiscal year ending June 30, 2010 was reduced by $40,000 and an additional $33,725 of Mr. Granoff’s base salary for such fiscal year will be paid on a deferred basis in $11,241.66 installments during the next succeeding three fiscal years.  Accordingly, Mr. Granoff was entitled to receive a base salary of $391,275 during the 2009/2010 fiscal year.  Pursuant to the amendment, Mr. Granoff also waived payment of the Company’s contribution to his SEP IRA account for the period commencing October 1, 2009 and ending September 30, 2010. The Company also assigned ownership of a life insurance policy insuring to Mr. Granoff in connection with the amendment.  During and after the contract term, Mr. Granoff will be subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Ellen Walker.  The Company entered into an amended and restated employment agreement dated February 21, 2006, with Ellen Walker which replaced the employment agreement between the Company and Ms. Walker dated October 1, 2001.  The agreement automatically renews for an additional five (5) year term on July 1, 2011, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that Ms. Walker be paid an annual base salary which was $140,525, and increased five percent (5%) each year the agreement is in effect. The agreement also provides that Ms. Walker will be paid a yearly bonus, at the discretion of Ameritrans, based on her and the Company’s performance.  The agreement further provides for compensation to Ms. Walker if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  If, for instance, Ms. Walker terminates the employment agreement for good reason (as defined in the agreement) she is entitled to a lump-sum payment equal to her salary, as in effect at the time of termination, multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater. The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter.  Ms. Walker’s employment agreement was amended on November 12, 2009.  Pursuant to such amendment, Ms. Walker waived payment of the Company’s contribution to her SEP IRA account for the period commencing October 1, 2009 and ending September 30, 2010.  The Company also agreed to continue to pay premiums on Ms. Walker’s disability insurance.

Silvia M. Mullens.  The Company entered into an amended and restated employment agreement dated as of September 28, 2006, with Silvia Mullens which, effective as of January 1, 2007, replaces the employment agreement between the Company and Ms. Mullens dated January 1, 2002.  The agreement automatically renews for an additional five (5) year term on January 1, 2011, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The agreement provides that, commencing January 1, 2007, Ms. Mullens shall assume the role and have the title of Senior Vice President, and be paid an annual base salary of $122,678 which increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Ms. Mullens will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Mullens shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  The agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter. On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted to Ms. Mullens options to purchase up to 15,000 Shares exercisable at $2.36 per Share.

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

Lee Forlenza.  The Company entered into an amended and restated employment agreement with Lee Forlenza for a five (5) year term commencing as of July 1, 2006, which replaced the employment agreements between the Company and Mr. Forlenza dated July 1, 2003 and October 1, 2001.  The agreement automatically renews for a five (5) year term, unless either party gives notice of non-renewal prior to the expiration of the initial term.  The agreement provides that Mr. Forlenza is paid an annual salary, of $87,800 for the twelve months ending July 1, 2007, and increases four percent (4%) each year the agreement is in effect.  The agreement also provides that Mr. Forlenza will be paid a yearly bonus based on his and the Company’s performance, the amount of which is determined by the Board of Directors but which may not be less than $10,000 for the first five (5) years of the employment agreement.  If the employment agreement is renewed, any bonus after the initial term will be paid solely in the discretion of the Board.  The agreement provides for compensation to Mr. Forlenza if he is terminated prior to the expiration of his employment term, the exact amount of which varies depending upon the nature of the termination.  If Mr. Forlenza terminates the employment agreement for good reason (as defined in the agreement, he is entitled to a lump-sum payment equal to the sum of his salary, as in effect at the time of termination, and an amount equal to his salary multiplied by the number of years remaining under the agreement or two-and-one half years, whichever is greater.  The agreement also provides for confidentiality and for non-competition, and for non-solicitation during the term of the agreement and for one (1) year thereafter.  Mr. Forlenza’s employment agreement was amended on November 12, 2009.  Pursuant to such amendment, Mr. Forlenza waived payment of the Company’s contribution to her SEP IRA account for the period commencing October 1, 2009 and ending September 30, 2010.

Stock Option Plans

The descriptions of the employee and director stock option plan set forth below are qualified in their entirety by reference to the text of the plans.  As of May 21, 2009, the Company no longer had employee or director stock option plans in effect.

Employee Plan

An employee stock option plan (the “Employee Plan”) was adopted by the Ameritrans Board, including a majority of the non-interested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company’s long-term financial success and the growth of stockholder value.  The Plan had a ten (10) year life which expired in May, 2009.  Subsequent amendments to the Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan to 300,000 shares.

The Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the Employee Plan to be in a better position to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of June 30, 2010, options to purchase an aggregate of 262,425 shares of Common Stock were outstanding and fully vested.

The Employee Plan is administered by the Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 152(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). The committee can make such rules and regulations and establish such procedures for the administration of the Employee Plan as it deems appropriate.  Effective May 21, 2009, the Employee Plan expired.

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

Simplified Employee Pension Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the fiscal years ended June 30, 2010 and 2009, contributions amounted to $40,258 and $171,020, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

At the close of business on October 27, 2010, there were outstanding and entitled to vote 3,395,583 shares of Common Stock of the Company (does not include 10,000 shares of Common Stock held by a subsidiary of the Company not entitled to vote) and 300,000 shares of Participating Preferred Stock.  Each share of Common Stock and Participating Preferred Stock is entitled to one vote for each share held.  The following table sets forth certain beneficial ownership information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock or participating preferred stock as of October 27, 2010, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group.  Except as set forth below, the address of each person listed below is the address of Ameritrans.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED	PERCENTAGE OF (A) OUTSTANDING COMMON STOCK OWNED	NUMBER OF SHARES OF PARTICIPATING PREFERRED STOCK OWNED	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED
*Michael Feinsod	467,185 (1)	12.98%	400	**
*Gary C. Granoff	365,191 (2)	10.75%	5,978(a)	1.99%
*Ellen M. Walker	19,574 (3)	**		**
*Lee A. Forlenza	34,283 (4)	1.01%	1,000	**
Steven Etra	184,462 (5)	5.41%	0	**
John R. Laird	100	**	0	**
Howard F. Sommer		**	1,163	**
*Silvia Mullens	18,643 (6)	**	393	**
*Margaret Chance	17,020 (7)	**	220(b)	**
Peter Boockvar c/o Miller Tabak + Co., 331 Madison Avenue New York, NY 10017	37,138 (8)	1.09%	0	**
Ivan Wolpert 19 Fulton Street, Suite 301 New York, NY 10038	23,816 (9)	**	0	**
*Murray Indick 200 High Street, Suite 700 Boston, MA 02110	10,141 (10)	**	0	**
Elliott Singer 4101 Gulf Shore Boulevard Naples, FL 34103	5,000	**	1,000	**
Prides Capital Partners, LLC 200 State Street Boston, MA 02109	848,500 (11)	23.51%	0	**
Mitchell Partners L.P. 3187-D Airway Avenue Costa Mesa, CA 92626	289,210 (12)	8.48%	29,942	9.98%
All Officers and Directors, as a group (13 persons)***	1,388,015 (13)	37.05%	10,154	3.38%

(A)  Ownership percentages are based on 3,395,583 shares of Common Stock outstanding as of October 27, 2010. Under the rules of the Securities and Exchange Commission, shares of Common Stock that an individual has a right to acquire within 60 days from October 27, 2010, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

*     Michael Feinsod, Gary C. Granoff, Murray Indick, (directors), Margaret Chance, Lee Forlenza,  Silvia Mullens, and Ellen M. Walker, (officers), are each “interested persons” with respect to Ameritrans, as such term is defined in the 1940 Act.

**   Less than 1%.

*** All Officers and Directors: Michael Feinsod, Gary C. Granoff, Ellen M. Walker, Steven Etra, Margaret Chance, Silvia Mullens, Lee Forlenza, Murray Indick, John R. Laird, Howard F. Sommer, Ivan Wolpert, Peter Boockvar and Elliott Singer.  Shares of Common Stock that all officers and directors have a right to acquire within 60 days from March 22, 2010, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the aggregate percentage of Common Stock owned for all officers and directors.

(1)  Includes (1) 22,950 shares held by Mr. Feinsod in his IRA account; (2) 200,000 shares issuable to Mr. Feinsod upon the exercise of five-year options granted pursuant to the 1999 Employee Incentive Stock Option Plan, as amended (the “Employee Plan”); (3) 230,235 shares held by Infinity Capital Partners, L.P (“Infinity”); and (4) 14,000 shares held by Shoulda Partners, L.P. (“Shoulda”); Because Mr. Feinsod is a controlling person of Infinity and a general partner of Shoulda, he may also be deemed to be a beneficial owner of securities held by Infinity and Shoulda.

(2)  Includes (i) 153,180 shares owned directly by Mr. Granoff; (ii) 16,900 shares owned by The Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his brother are trustees; (iii) 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iv) 78,584 shares owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (v) 12,000 shares owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (vi) 71,979 shares held by Mr. Granoff in various IRA or pension accounts; (vii) 6,000 shares held in a trust for the benefit of Mr. Granoff’s son whereby Mr. Granoff is the trustee; (viii) 13,350 shares issuable upon exercise of five-year options granted under the Employee Plan; and (ix) 12,937 shares owned directly by Leslie Granoff, Mr. Granoff’s wife, of which shares he disclaims beneficial ownership.  Excludes 47,855 shares held by JR Realty Corp., a company owned in part and controlled in part by Mr. Granoff’s wife.

(a)  Includes (i) 500 shares of Participating Preferred Stock owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (ii) 1,000 shares of Participating Preferred Stock owned by J & H Associates Ltd. Pts., a partnership whose general partner is GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 3,478 shares of Participating Preferred Stock held by Mr. Granoff in various IRA or pension accounts; and (iv) 1,000 shares of Participating Preferred Stock directly owned by Leslie Granoff, Mr. Granoff’s wife, as to which shares Mr. Granoff disclaims beneficial ownership.

(3)  Includes (i) 14,374 shares held directly by Ms. Walker; (ii) 200 shares held by Ms. Walker as custodian for her son; and (iii) 5,000 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(4)  Includes (i) 26,678 shares held directly by Mr. Forlenza; (ii) 3,230 shares held for the benefit of Mr. Forlenza’s IRA; and (iii) 4,375 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(5)  Includes (i) 55,472 shares of common stock, $.0001 par value (the “Shares”) held directly by Mr. Etra; (ii) 29,022 Shares owned jointly by Mr. Etra and his wife; (iii) 27,000 Shares held by Mr. Etra’s wife; (iv) 39,080 Shares held by Fiserv Securities Inc. for the benefit of Mr. Etra’s IRA; (v) 10,000 Shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra; (vi) 10,000 Shares held by Lance’s Property Development Corp. Pension Plan, of which Mr. Etra is a trustee; and (vii) options to purchase up to 13,888 Shares granted under the Non-Employee Director Stock Option Plan (the “Director Plan”).

(6)  Includes (i) 293 shares of Common Stock held in a pension plan and (ii) 18,350 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(7)  Includes (i) 1,200 shares owned directly by Ms. Chance; (ii) 200 shares held by Ms. Chance as custodian for her daughter, Alexis Chance; (iii) 50 shares held directly by her daughter, Alexis Chance; (iv) 2,220 shares held by Ms. Chance in various IRA or pension accounts; and (v) 13,350 shares issuable upon the exercise of five-year options granted under the Employee Plan.

(b)  Participating Preferred Stock held in a pension account.

(8)  Includes an aggregate of 11,600 shares held individually by Mr. Boockvar or jointly with Mr. Boockvar’s wife.  Includes options to purchase up to 25,538 shares issuable upon exercise of five-year options granted under the Director Plan.  These options vest on May 6, 2010.

(9)  Mr. Wolpert is a principal of Belle Harbour Capital, L.L.C.  Includes (i) 7,974 shares owned directly by Mr. Wolpert; (ii) 1,068 shares issuable to Mr. Wolpert upon the exercise of Private Offering Warrants; (iii) 9,433 shares issuable upon the exercise of five year options granted under the Director Plan; (iv) 4,273 shares held by Belle Harbour Capital, L.L.C.; and (v) 1,068 shares issuable to Belle Harbour Capital, L.L.C. upon the exercise of the Private Offering Warrants.  Mr. Wolpert disclaims beneficial ownership of the shares held by Belle Harbour Capital, L.L.C., except to the extent of his pecuniary interest therein.

(10) Includes 10,141 shares issuable upon exercise of five-year options granted under the Director Plan.  Murray A. Indick is a Partner of Prides Capital Partners, L.L.C. Excludes (i) 848,500 shares held directly by Prides Capital Fund I, L.P.; and (ii) 213,675 shares issuable to Prides Capital Fund I, L.P. upon the exercise of the warrants.  Because Prides Capital Partners, L.L.C. is the general partner of Prides Capital Fund I, L.P., Prides Capital Partners, L.L.C. may be deemed the beneficial owner of the securities held by Prides Capital Fund I, L.P.  Mr. Indick disclaims beneficial ownership of the shares held directly or indirectly by Prides Capital Partners, LLC.

(11) Includes (i) 848,500shares held directly by Prides Capital Fund I, L.P. Because Prides Capital Partners, L.L.C. is the general partner of Prides Capital Fund I, L.P., Prides Capital Partners, L.L.C. may be deemed the beneficial owner of the securities held by Prides Capital Fund I, L.P.

(12) Includes 289,210 shares owned directly by Mitchell Partners L.P., based solely upon the most recent ownership filing of Mitchell Partners L.P.

(13) Excludes (i) 848,500 shares held directly by Prides Capital Fund I, L.P.  Mr. Indick is a partner of the general partner of Prides Capital Fund I, L.P. (see footnote 10).

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

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of June 30, 2010:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average Exercise price of fully vested options	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	321,425(1)	$3.71	--
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	321,425 (1)	$3.71	--

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

The Company pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. (“GWF”) whose stockholders are officers and directors of the Company. The Company paid GWF approximately $13,000 and $30,000 in fees during the fiscal years ended June 30, 2010 and 2009, respectively.  The Company generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by the Company for loan closing services.

On July 1, 2001 the Company entered into a sublease agreement with GWF for the sublease of the Company’s former office space at 747 Third Avenue, New York, New York (the “Former Office Space”).  This sublease, as amended, was scheduled to expire in April 2014.  On May 24, 2010, the Company entered into a Settlement Agreement and General Release with GWF, among other things, to terminate the Company’s lease of the Former Office Space.  Pursuant to the Settlement Agreement, the Company paid approximately $260,000 in respect of termination fees and related payments on May 26, 2010 and made payments under the lease through the month of June 2010.  In accordance with the Settlement Agreement, the Company vacated the Office Space by June 30, 2010. Pursuant to the Settlement Agreement, the Company released GWF, Ellen M. Walker and Lee A. Forlenza from liabilities arising out of the Company's Sublease and the Former Office Space.  GWF also released the Company from liabilities arising out of the Sublease and the Office Space.

Each of Gary Granoff, Chairman of the Board of Directors and an officer of Ameritrans and Elk, Ellen M. Walker, an Executive Vice President of Ameritrans and Vice President of Elk, and Lee A. Forlenza, the Senior Vice President of Ameritrans and Elk, is a shareholder of GWF.  The Settlement Agreement was negotiated on behalf of the Company and recommended to the Board of Directors of the Company by a committee of independent directors and was approved by the full Board of Directors, excluding Mr. Granoff.

Rent expense under the lease amounted to $154,722 and $166,429 for the years ended June 30, 2010 and 2009, respectively.  In addition, the Company was obligated to pay for its share of overhead expense pursuant to the sublease.  For fiscal years 2010 and 2009 the overhead cost payments were $3,500 per month. Overhead costs and reimbursed office and salary expenses amounted to $53,597 and $64,286 for the years ended June 30, 2010 and 2009, respectively

In July, 2003, the Company entered into a ten-year sublease for an offsite backup recovery center, office and storage space, as part of the Company’s disaster recovery plan, with another entity in which an officer of the Company has an ownership interest.  The sublease called for rental payments ranging from $38,500 to $54,776 per annum from the first year ended June 30, 2004 through the year ending June 30, 2013.  The sublease contained a provision that either party may terminate the lease in years seven through ten with six months notice.    In January 2010 the Company exercised its termination provision effective June 30, 2010.  Rent expense under the lease amounted to $51,557, and $49,787 for the years ended June 30, 2010 and 2009, respectively.  This lease was necessary pursuant to the Company’s disaster recovery plan and was used as storage space and as back-up additional office space. The Company’s disaster recovery plan now includes physical storage of archived books and records at an independent storage facility, as well as specific procedures to maintain backup copies of critical IT resources to restore the information systems to their most recent state in the event of their loss, correction, or destruction.

The Company utilized a relative of an officer of the Company to perform part-time administrative services.  This individual was paid per hour for administrative work he performed for the Company.  For the fiscal years ending June 30, 2010 and 2009, he was paid an aggregate of $0 and $9,085 respectively.

During the year ended June 30, 2010, we also raised additional capital by issuing promissory notes in two private offerings. On December 22, 2009, we issued $2,025,000 aggregate principal amount of our 8.75% notes due December 2011 (the “December Notes”), and on March 26, 2010, we issued $975,000 aggregate principal amount of our 8.75% notes due March 2012 (the “March Notes” and together with the December Notes, the “Notes”). The Notes bear interest at the rate of 8.75% per annum, payable quarterly, and, mature in December 2011 (in the case of the December Notes) and March 2012 (in the case of the March Notes). At our option, the December Notes and March Notes may be extended until December 2012 and March 2013, respectively, at a rate of 5.5%, plus the then current Prime Rate. The Notes are redeemable by the Company at any time upon not less than thirty days' prior written notice to the holder. Our obligations under the Notes are not secured, but the Notes prohibit us from granting a security interest in any of our assets to secure the repayment of indebtedness for borrowed funds without the consent of the holders of the Notes. Steven Etra, a member of the Company's Board of Directors, and certain entities affiliated with Mr. Etra, acquired a portion of the Notes in the offerings aggregating $2,035,000.

Director Independence

The NASDAQ Marketplace Rules require that a majority of our directors be “independent directors” as such term is defined in NASDAQ Marketplace Rule 5605(a)(2). For a director to be considered independent, the Board must determine that the director (and in some cases, members of a director’s immediate family) is not “interested” within the meaning of Section 2(a)(19) of the 1940 Act. The Board has affirmatively determined that six of our nine directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are John R. Laird, Ivan Wolpert, Peter Boockvar, Steven Etra, Elliott Singer and Howard Sommer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services billed in fiscal 2010 and 2009 were $195,412 and $298,832, respectively, and consist of the annual audit of the Company’s consolidated financial statements and interim reviews of the quarterly consolidated financial statements.  Also included are services in connection with stand-alone financial statements of Elk Associates Funding Corporation, which are required by the SBA.

Audit-Related Fees

There were no fees for audit related services by the Company’s independent registered accountants for the years ended June 30, 2010 and 2009, that are not reported under the caption “Audit Fees” above.

Tax Fees

There were no fees for professional services rendered by the Company’s independent registered accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2010 and 2009, that are not reported under the caption “Audit Fees” above.

Other Fees

There were no other fees for professional services rendered by the Company’s independent registered accountants for the years ended June 30, 2010 and 2009, that are not reported under the caption “Audit Fees” above.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Certification s.302 CEO, dated October 28, 2010

31.2	Sarbanes-Oxley Certification s.302 CFO, dated October 28, 2010

32.1	Sarbanes-Oxley Certification – CEO, dated October 28, 2010 (furnished only)

32.2	Sarbanes-Oxley Certification – CFO, dated October 28, 2010 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2010.

AMERITRANS CAPITAL CORPORATION

By: /s/ Michael R. Feinsod

Michael R. Feinsod

Chief Executive Officer

President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary C. Granoff	Chairman of the Board of Directors and Managing Director	October 28, 2010
Gary C. Granoff

/s/ Michael Feinsod	Chief Executive Officer, President, Chief Compliance Officer and Director	October 28, 2010
Michael Feinsod

/s/ Richard L. Feinstein	Chief Financial Officer	October 28, 2010
Richard L. Feinstein

/s/ Murray A. Indick	Director	October 28, 2010
Murray A. Indick

/s/ Steven Etra	Director	October 28, 2010
Steven Etra

/s/ John R. Laird	Director	October 28, 2010
John R. Laird

/s/ Howard F. Sommer	Director	October 28, 2010
Howard F. Sommer

/s/ Ivan Wolpert	Director	October 28, 2010
Ivan Wolpert

/s/ Elliott Singer	Director	October 28, 2010
Elliott Singer

/s/ Peter Boockvar	Director	October 28, 2010
Peter Boockvar