Form 10-Q
period 2010-09-30
AMERITRANS CAPITAL CORP
filed 2010-11-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended September 30, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-22153

AMERITRANS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2102424
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Jericho Quadrangle, Suite 109 Jericho, NY 11753
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

The number of shares of registrant ’ s common stock, par value $.0001 per share, outstanding as of November 10, 2010 was 3,395,583. The number of shares of Registrants 9 ⅜ cumulative participating redeemable preferred stock outstanding as of November 10, 2010 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2010	June 30, 2010
Assets (Note 4)	(Unaudited)

Investments at fair value (cost of $33,919,702 and $29,220,386, respectively):
Non-controlled/non-affiliated investments	$30,008,992	$24,904,497
Non-controlled affiliated investments	4,761	4,761
Controlled affiliated investments	541,980	546,440

Total investments at fair value	30,555,733	25,455,698

Cash and cash equivalents	827,392	7,362,491
Accrued interest receivable	455,414	417,925
Furniture, equipment and leasehold improvements, net	56,380	40,254
Deferred loan costs, net	384,446	402,160
Prepaid expenses and other assets	280,285	230,834

Total assets	$32,559,650	$33,909,362

Liabilities and Net Assets
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Notes payable, banks	-	370,000
Note payable, other	3,000,000	3,000,000
Accrued expenses and other liabilities	509,504	576,242
Accrued interest payable	93,526	327,576
Dividends payable	84,375	84,375

Total liabilities	24,862,405	25,533,193

Commitments and contingencies (Notes 2, 3, 4 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(13,799,671)	(12,720,028)
Net unrealized depreciation on investments	(3,363,969)	(3,764,688)
Total	7,767,245	8,446,169
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	7,697,245	8,376,169
Total liabilities and net assets	$32,559,650	$33,909,362
Net asset value per common share	$1.21	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2010	September 30, 2009
Investment income:	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$480,696	$237,524
Non-controlled affiliated investments	-	-
Controlled affiliated investments	10,957	11,853
	491,653	249,377
Fees and other income	8,725	4,381
Total investment income	500,378	253,758
Expenses:
Interest	327,592	166,260
Salaries and employee benefits	364,519	450,156
Occupancy costs	43,785	74,875
Professional fees	266,289	208,838
Directors fees and expenses	45,158	30,798
Advisory Fee	49,464	45,000
Other administrative expenses	166,733	125,118
Total expenses	1,263,540	1,101,045
Net investment loss	(763,162)	(847,287)
Net realized losses on investments:
Non-controlled/non-affiliated investments	(232,106)	(226,394)
	(232,106)	(226,394)
Net unrealized appreciation (depreciation) on investments	400,719	(1,900,317)
Net realized/unrealized gains (losses) on investments	168,613	(2,126,711)
Net decrease in net assets from operations	(594,549)	(2,973,998)
Distributions to preferred shareholders	(84,375)	-
Net decrease in net assets from operations available to common shareholders	$(678,924)	$(2,973,998)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.20)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the three months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(763,162)	$(847,287)
Net realized loss from investments	(232,106)	(226,394)
Unrealized appreciation (depreciation) on investments	400,719	(1,900,317)

Net decrease in net assets resulting from operations	(594,549)	(2,973,998)

Shareholder distributions:
Distributions to preferred shareholders	(84,375)	-

Capital share transactions:
Stock options compensation expense	-	1,450

Net increase (decrease) in net assets resulting from capital shares transactions and shareholder distributions	(84,375)	1,450

Total decrease in net assets	(678,924)	(2,972,548)

Net assets:
Beginning of period	8,376,169	15,143,842

End of period	$7,697,245	$12,171,294

Net assets per preferred	$3,600,000	$3,600,000
Net assets per common	$4,097,245	$8,571,294

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(594,549)	$(2,973,998)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	19,614	17,715
Deferred compensation	-	1,450
Net realized losses on investments	232,106	226,394
Net unrealized (appreciation) depreciation on investments	(400,719)	1,900,317
Portfolio Investments	(7,859,051)	(41,200)
Proceeds from principal receipts, sales, maturity of investments	2,927,629	1,366,760
Changes in operating assets and liabilities:
Accrued interest receivable	(37,489)	166,885
Prepaid expenses and other assets	(49,450)	(152,112)
Accrued expenses and other liabilities	(66,738)	(42,733)
Accrued interest payable	(234,050)	(158,808)
Total adjustments	(5,468,148)	3,284,668
Net cash provided by (used in) operating activities	(6,062,697)	310,670
Cash flows from investing activities:
Purchases of furniture and equipment	(18,027)	(2,461)
Net cash used in investing activities	(18,027)	(2,461)

Cash flows from financing activities:
Repayment of notes payable, banks	(370,000)	-
Dividends paid	(84,375)	-
Net cash used in financing activities	(454,375)	-
Net increase (decrease) in cash and cash equivalents	(6,535,099)	308,209
Cash and cash equivalents:
Beginning of period	7,362,491	885,434
End of period	$827,392	$1,193,643

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$561,642	$325,068
Supplemental disclosure of non cash investing and financing activities:
Accrued dividend payable	$84,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of September 30, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (2.81%) (4)
Boston Taxicab Medallion Portfolio	2 Medallion Loans 8.19% Weighted Average Rate	25,294	$25,294	$25,294
Chicago Taxicab Medallions	2 Medallion Loans 8.00% Weighted Average Rate	43,558	43,558	43,558
Florida Taxicab	1 Medallion Loan 12.00% Rate	147,551	147,551	147,551
	Total Medallion Loans		216,403	216,403
Commercial Loans Receivable (105.06%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	36,691	36,691	-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.50%, due 5/11	11,015	11,015	11,015
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.00%, due 7/11	1,393	1,393	1,393
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.00%, due 7/11	6,797	6,797	6,797
Andy Fur Dry Cleaning, Inc. (6) Dry Cleaners	Collateralized Business Loan 11.50%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 10.50%, due 4/10	9,999	9,999	9,999
Just Salad LLC Retail Food Service	Collateralized Business Loan 10.00%, due 11/10	300,000	300,000	300,000
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Sealmax, Inc. (6) Construction Services	Senior Real Estate Mortgage 12.00%, due 4/11	915,914	915,914	775,000
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/11	1,867,201	1,867,201	1,867,201
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.90%, due 12/13	262,336	262,336	262,336
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	187,736	187,736	87,750
J. JG. Associates, Inc. (6 Consumer Receivable Collections	Senior Loan no stated rate, no maturity	36,451	36,451	36,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	135,577
633 Mead Street, LLC (3) (6) First lien mortgage	Senior Real Estate Mortgage 12.00%, due 8/08	215,000	215,000	175,000
CMCA, LLC (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	106,261	106,261	106,261
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	249,919	249,919	249,919
Adiel Homes Inc.(6) Construction Services	Senior Real Estate Mortgage 12.00%, due 1/09	270,000	270,000	270,000
Adiel Homes Inc.(6) Construction Services	Senior Real Estate Mortgage 12.0%, no stated maturity	89,386	89,386	89,386
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 4.25%, due 6/09	361,609	361,609	361,609
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.90%, due 9/13	265,423	265,423	265,423
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Other Miscellaneous Loans (5)		119,564	119,564	98,510
	Total Commercial Loans		8,770,681	8,086,815

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of September 30, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Corporate Loans Receivable (255.28%) (4)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 10.25%, due 10/13	2,205,582	2,205,582	2,095,303
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 6/13	1,469,405	1,469,405	1,469,405
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, due 8/14	2,220,694	2,152,744	999,312
X-Rite Inc. Process Control Instruments	Term Loan, First Lien 7.50%, due 10/12	969,893	965,552	969,893
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 10.0%, due 6/13	819,388	819,389	819,389
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.0%, due 8/15	1,272,955	1,240,954	1,234,766
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	870,860	853,978	870,860
Fairway Group Holdings Corp. Diversified Supermarkets	Term Loan, First Lien 12.0%, due 1/15	992,500	967,153	997,463
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 12.00%, due 6/15	1,010,102	987,185	1,017,678
Kratos Defense & Security Solutions Inc. Multi-Platform Defense Systems	Term Loan, First Lien 10.00%, due 10/13	1,250,000	1,250,000	1,325,000
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	987,500	968,458	987,500
Airvana Network Solutions Inc. Infrastructure Software for Wireless Providers	Term Loan, First Lien 11.00%, due 08/14	1,358,333	1,329,001	1,358,334
Wyle Services Corporation Multi-Platform Defense Systems	Term Loan, First Lien 7.75%, due 03/16	1,246,872	1,228,319	1,246,873
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.75%, due 09/16	1,000,000	970,150	1,000,000
Impact Confections Inc. Candy Manufacturers	Term Loan, First Lien 15.00%, due 07/15	1,500,000	1,500,000	1,500,000
Clopay Ames True Temper Holding Plastic Manufacturers	Term Loan, First Lien 7.75%, due 09/16	1,250,000	1,225,000	1,250,000
Roundy’s Supermarkets Inc. Retail Food Supplier	Term Loan, First Lien 10.00%, due 6/15	500,000	490,765	508,125
	Total Corporate Loans		20,623,635	19,649,901
	Total loans receivable		29,610,719	27,953,119
Life Insurance Settlement Contracts (20.58%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		2,870,056	1,584,000
Equity Investments (13.23%) (4)
MBS Steeplecrest, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	-	-	-
MBS Huntwick, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	-	-	-
MBS Cranbrook, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	-	-	-
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	50,600	50,600	8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	50,000	50,000	12,009
MBS Briar Meadows, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	-	-	-
MBS Indian Hollow, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	-	-	-
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	50,000	50,000	18,800
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	25,000	25,000	-
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	60,000	60,000	30,896

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of September 30, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	60,000	60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest	100,000	100,000	4,761
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest	6,000	6,000	6,000
633 Mead Street, LLC (3) Real Estate Development	57.10% LLC Interest	800	800	800
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest	4,000	4,000	4,000
Soha Terrace II LLC Real Estate Development	4.80% LLC Interest	700,000	700,000	918,295
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock	367,027	367,027	9,066
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock	25,200	25,500	5,500
	Total equity investments		1,438,927	1,018,614
	Total investments		$33,919,702	$30,555,733

(1)  Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 4 to the consolidated financial statements).

(2)  As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of September 30, 2010, we own 5% or more of the portfolio company’s outstanding voting securities.

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

MERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Medallion Loans Receivable (2.61%) (4)
Boston Taxicab Medallions`	2 Medallion Loans	25,465	$25,465	$25,465
	8.19% Weighted Average Rate
Chicago Taxicab Medallions	2 Medallion Loans	44,660	44,660	44,660
	8.0% Weighted Average Rate
Florida Taxicab Medallion	1 Medallion Loan	148,859	148,859	148,859
	12.0% Rate
			218,984	218,984
Commercial Loans Receivable (104.13%)
PPCP Inc .(6)	Business Loan	36,691	36,691	-
Computer Software	8.0%, due 7/08 and 1/10
Geronimo ATM Fund LLC. (6)	Collateralized Business Loan	146,822	146,822	19,234
ATM Operator	12.0%, due 5/09
Cleaners of North Beach, LLC	Collateralized Business Loan	13,800	13,800	13,800
Dry Cleaners	5.5%, due 5/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	1,858	1,858	1,858
Dry Cleaners	6.0%, due 7/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	10,236	10,236	10,236
Dry Cleaners	6.0%, due 7/11
Andy Fur Dry Cleaning, Inc. (6)	Collateralized Business Loan	12,103	12,103	-
Dry Cleaners	11.5%, due 1/10
Vivas & Associates, Inc. (6)	Collateralized Business Loan	11,985	11,985	-
Nail Salon	9.0%, due 1/10
Monticello Desserts, Inc.	Collateralized Business Loan	26,033	26,033	26,033
Retail Bakery	10.50%, due 4/10
Just Salad LLC	Collateralized Business Loan	300,000	300,000	300,000
Retail Food Service	10.0%, due 10/10
E&Y General Construction Co .(6)	Senior Real Estate Mortgage	870,791	870,791	870,791
Construction Services	10.5%, due 10/10
Sealmax, Inc. (6)	Senior Real Estate Mortgage	914,195	914,195	775,000
Construction Services	12.0%, due 4/11
Soundview Broadcasting LLC	Senior Real Estate Mortgage	1,882,189	1,882,189	1,882,189
Television and Broadcasting	6.0%, due 9/11
Golden Triangle Enterprises LLC	Senior Real Estate Mortgage	276,370	276,370	276,370
Retail Food Service	4.9%, due 12/13
Goldhkin Wholesale Ent. Inc.	Senior Real Estate Mortgage	570,413	570,413	570,413
Retail Gasoline	11.5%, due 7/12
Conklin Services & Construction Inc. (6)	Collateralized Business Loan	1,648,181	1,648,181	1,400,954
Specialty Construction and Maintenance	11.0%, due 10/08
Mountain View Bar & Grill Inc. (6)	Collateralized Business Loan	406,067	406,067	406,067
Retail Food Service	12.0%, due 5/09
J. JG. Associates, Inc. (6)	Senior Loan	190,236	190,236	87,750
Consumer Receivable Collections	no stated rate, no maturity
J. JG. Associates, Inc. (6)	Senior Loan	36,781	36,781	22,960
Consumer Receivable Collections	no stated rate, no maturity
Car-Matt Real Estate LLC (6)	Senior Real Estate Mortgage	135,577	135,577	135,577
Real Estate Mortgage	12.0%, due 11/08
633 Mead Street, LLC (3) (6)	Senior Real Estate Mortgage	215,000	215,000	175,000
Unimproved real estate	15.0%, due 8/08
CMCA, LLC (3)	Collateralized Business Loan	254,379	254,379	254,379
Consumer Receivable Collections	12.0%, no stated maturity
CMCA, LLC #2 (3)	Collateralized Business Loan	106,261	106,261	106,261
Consumer Receivable Collections	12.0%, no stated maturity
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	270,000	270,000	270,000
Construction Services	12.0%, due 1/09
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	89,386	89,386	89,386
Construction Services	12.0%, no stated maturity
Western Pottery LLC	Subordinated Business Loan	361,609	361,609	361,609
Ceramic Sanitaryware Distributor	4.25.%, due 6/09
Greaves-Peters Laundry Systems Inc.	Collateralized Business Loan	292,562	292,562	292,562
Laundromat	10.9%, due 9/13

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Patroon Operating Co. LLC	Collateralized Business Loan 10.0%, due 6/12	250,000	250,000	250,000
Retail Food Service
Other Miscellaneous Loans (5)		144,973	144,973	123,919
	Total Commercial Loans		9,474,498	8,722,348
Corporate Loans Receivable (168.71%) (4)
Charlie Brown’s Acquisition Co.	Term Loan B	2,146,101	2,146,101	2,038,796
Retail Food Service	10.25%, due 10/13
Resco Products Inc.	Term Loan, First Lien	1,494,405	1,494,405	1,494,405
Diversified Manufacturing	8.5%, due 6/13
Alpha Media Group Inc.	Term Loan, First Lien	2,155,014	2,082,778	937,725
Publishing	12.0%, due 8/14
Centaur LLC (6)	Term Loan, First Lien	1,384,914	1,365,139	1,108,004
Gaming	11.25%, due 10/12
X-Rite Inc.	Term Loan, First Lien	1,047,948	1,043,107	1,039,059
Process Control Instruments	7.5%, due 10/12
BP Metals LLC	Term Loan, First Lien	859,567	859,567	859,567
Diversified Manufacturing	10.03%, due 6/13
Hudson Products Holdings Inc.	Term Loan, First Lien	1,272,955	1,239,347	1,234,766
Diversified Manufacturing	8.5%, due 8/15
Education Affiliates Inc.	Term Loan, First Lien	884,538	866,663	884,538
Private Education	8.0%, due 1/15
Fairway Group Holdings Corp.	Term Loan, First Lien	995,000	968,162	995,000
Diversified Supermarkets	12.0%, Due 1/15
Shearer’s Foods Inc.	Term Loan, First Lien	1,000,000	978,542	1,007,500
Wholesale Food Supplier	12%, due 6/15
Kratos Defense & Security Solutions Inc.	Term Loan, First Lien	1,250,000	1,250,000	1,268,750
Multi-platform Defense Systems	10%, due 10/13
Roundy’s Supermarkets Inc.	Term Loan, First Lien	1,225,000	1,225,475	1,268,750
Retail Food Supplier	10%, due 6/15
	Total Corporate Loans		15,519,286	14,136,860
	Total loans receivable		25,212,768	23,078,192
Life Insurance Settlement Contracts (16.20%) (4)
Life insurance policies	5 life insurance policies, aggregate		2,568,691	1,356,800
	face value of $17,659,809
Equity Investments (12.19%) (4)
MBS Steeplecrest, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Huntwick, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Cranbrook Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Serrano, Ltd.	Limited Partnership Interest		50,600	8,487
Rental Real Estate Limited Partnership
MBS Colonnade, Ltd.	Limited Partnership Interest		50,000	12,009
Rental Real Estate Limited Partnership
MBS Briar Meadows, Ltd.	Limited Partnership Interest		-	-
MBS Indian Hollow, Ltd.	Limited Partnership Interest		-	-
Rental Real Estate Limited Partnership
MBS Sage Creek, Ltd.	Limited Partnership Interest		50,000	18,800
Rental Real Estate Limited Partnership
MBS Walnut Creek, Ltd.	Limited Partnership Interest		25,000	-
Rental Real Estate Limited Partnership
MBS Lodge At Stone Oak, Ltd.	Limited Partnership Interest		60,000	30,896
Rental Real Estate Limited Partnership
238 W. 108 Realty LLC (2)	5.00% LLC Interest		100,000	4,761
Residential Real Estate Development
Asset Recovery & Management, LLC (3)	30.00% LLC Interest		6,000	6,000
Consumer Receivable Collections
633 Mead Street, LLC (3)	57.10% LLC Interest		800	800
Real Estate Development

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC			700,000	918,295
Real Estate Development	4.80% LLC Interest
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	11,158
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500

	Total equity investments		1,438,927	1,020,706
	Total investments		$$29,220,386	$$25,455,698

(1)  Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 4 to the consolidated financial statements).

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

Information at and for the three months ended September 30, 2010 and 2009 are unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  September 30, 2010, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three months ended September 30, 2010 and 2009, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “the Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission.

Organization and Principal Business Activity

Ameritrans Capital Corporation is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation.  Through its subsidiary, Elk Associates Funding Corporation (“Elk”), the Company makes loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes loans to and invests in opportunities that Elk may be unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure.  The Company also makes equity investments which have primarily been in income producing real estate properties, or in real estate construction projects.

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

The Company categorizes its investments into five security types:  1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements; 4) Equity Investments; and 5) Medallion Loans Receivable.   For a more detailed description of these investment categories please see the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission by the Company on September 28, 2010 and which is available on the Company’s web site at www.ameritranscapital.com .

Basis of Consolidation

The consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“Elk Capital”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”).  All significant inter-company transactions have been eliminated in consolidation.

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent. At September 30, 2010 ECC was not operating any assets.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At September 30, 2010 EAF was not operating any assets.

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

Equity investments (common stock, preferred stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. Investments for which market quotations are readily available are valued at such quoted amounts.  When no public market exists the fair value of the investment are determined by management and approved by the Board of Directors.  Fair market valuation will be based upon the assets and revenue of the underlying investee companies as well as general market trends for business in the same industry.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2010/2011, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2010 and 2009 or during the three months ended September 30, 2010, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

Increase (Decrease) in Net Assets Per Share

Increase (decrease) in net assets per share includes no dilution and is computed by dividing current net increase (decrease) in net assets from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted increase in net assets per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the periods presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  As of September 30, 2010, no shares have been purchased under the Plan.

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

The Company’s stock option plans expired on May 21, 2009.  The Company has chosen not to renew the plans and, as a result of the restrictions contained in the 1940 Act, the Company’s ability to grant equity-based compensation in the future may be limited due to compensation terms contained in the agreement with our investment advisor.

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

2.    Investments

The following table shows the Company’s portfolio by security type at September 30, 2010 and June 30, 2010:

	September 30, 2010			June 30, 2010
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$8,770,681	$8,086,815	26.5%	$9,474,498	$8,722,348	34.3%
Corporate Loans	20,623,635	19,649,901	64.3%	15,519,286	14,136,860	55.5%
Life Settlement Contracts	2,870,056	1,584,000	5.2%	2,568,691	1,356,800	5.3%
Equity Securities	1,438,927	1,018,614	3.3%	1,438,927	1,020,706	4.0%
Taxi Cab Medallion Loans	216,403	216,403	0.7%	218,984	218,984	0.9%
Total	$33,919,702	$30,555,733	100.0%	$29,220,386	$25,455,698	100.0%

(1)     Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of September 30, 2010 and June 30, 2010:

	Percentage of Portfolio at
	September 30, 2010	June 30, 2010
Broadcasting/Telecommunications	6.2%	7.4%
Commercial Construction	9.2%	10.8%
Computer Software	7.6%	-
Construction and Predevelopment	6.3%	7.5%
Debt Collection	1.6%	1.9%
Education	2.8%	3.5%
Gaming	-	4.4%
Gasoline Distribution	-	2.2%
Laundromat	-	1.1%
Life Insurance Settlement Contracts	5.2%	5.3%
Military Defense	8.4%	5.0%
Manufacturing	15.6%	14.1%
Printing/Publishing	3.3%	3.7%
Processing Control Instruments	3.2%	4.0%
Restaurant/Food Service	22.4%	17.0%
Sanitaryware Distributor	1.2%	1.4%
Supermarkets	4.9%	8.9%
Industries less than 1%	2.1%	1.8%
TOTAL	100.0%	100.0%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had twenty and twenty-three loans as of September 30, 2010, and June 30, 2010, respectively, which are considered non-performing in the amount of $4,402,623 and $7,531,813 as of September 30, 2010, and June 30, 2010, respectively.  These loans are either fully or substantially collateralized and are, in some instances, personally guaranteed by the debtor.   Included in the total non-performing loans  are nineteen and twenty loans at September 30, 2010 and June 30, 2010, respectively, aggregating $4,296,362 and $5,360,723 at September 30, 2010, and June 30, 2010, respectively, which are no longer accruing interest, since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral.  The following table sets forth certain information regarding performing and non-performing loans as of September 30, 2010, and June 30, 2010:

	September 30, 2010 (Unaudited)	June 30, 2010
Loans receivable	$27,953,119	$23,078,192
Performing loans	23,550,496	15,546,379
Nonperforming loans	$4,402,623	$7,531,813
Nonperforming loans:
Accrual	$106,261	$2,171,090
Nonaccrual	4,296,362	5,360,723
	$4,402,623	$7,531,813

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 4).

As of September 30, 2010 the Company has accrued approximately $78,000 in professional fees, in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC related to Corporate Loans. Pursuant to the Advisory Agreement, the Company will pay a pro rated annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter.  The Advisory Agreement also provides for an Income Based and Capital Gains fee as described therein.

Pursuant to the Advisory Agreement, Velocity Capital Advisors serves as the non-discretionary investment adviser to the Company with respect to the investment in below investment grade senior loans and notes, and subordinated notes, which are collectively referred to as “Corporate Loans” and incidental equity investments received in connection with the investment in the Debt Portfolio

(“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of an investment committee and the Board.

At such time as the Velocity Assets exceed $75 million, the Adviser’s services under the Advisory Agreement will be exclusive to the Company with respect to the Velocity Assets.  The Advisory Agreement may be terminated at any time, without payment of a penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Adviser.  The Advisory Agreement will automatically terminate in the event of its assignment by the Adviser.

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement with an unaffiliated company (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Joint Venture, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold.  The Company was entitled to receive a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Under the terms of the Joint Venture, proceeds from the sale of the policies are to be distributed, net of direct expenses.

As of September 30, 2010, the fair value of the policies owned by the Company was $1,584,000, which represents the estimated fair value for the five life insurance policies with an aggregate face value of $17,659,809. The Company’s cost on these policies to date is $2,870,056, including insurance premiums of $301,365, which were paid in the three months ended September 30, 2010. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.

On April 2, 2009, the Company learned that the manager of the Joint Venture had been charged with various violations of securities laws by the SEC. The SEC obtained a court order freezing the assets of the manager of the Joint Venture and other entities with which he was involved, including the assets of the Joint Venture.  On April 14, 2009, a receiver was appointed (the “Receiver”) to handle the affairs of the manager of the Joint Venture.   Initially, the Company made certain contributions to the payment of the premiums in order to keep the policies in full force and effect and preserve their value.  Thereafter, utilizing a line of credit secured by certain assets of the Receivership Estate, the Receiver advanced premiums due under certain policies to keep the policies in full force and effect.  The Receiver engaged an independent specialist firm to service and market for sale all of the policies in the Receivership Estate.    Following discussions with the Receiver, the Company negotiated an agreement (the “Purchase Agreement”), which among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions and court approval.

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

7)  The Company and the Receivership Estate agreed that the Joint Venture would be cancelled, terminated and have no further effect; and

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

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2011 (nine months)	$634,672
2012	846,096
2013	846,096
2014	846,096
2015	846,096
Thereafter	1,993,441
$6,012,497

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its board of directors that is consistent with ASC 820-10 (see Note 1).  Consistent with its valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there is not a readily available market value for most of the investments in its portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which the Company previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commerical Loans	$8,086,815	$-	$-	$8,086,815
Corporate Loans	19,649,901	1,325,000	-	18,324,901
Life Settlement Contracts	1,584,000	-	-	1,584,000
Equity Securities	1,018,614	9,066	-	1,009,548
Taxicab Medallion Loans	216,403	-	-	216,403
Total Investments	$30,555,733	$1,334,066	$-	$29,221,667

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Commerical Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Taxicab Medallion Loans	Total
Beginning balance as of June 30, 2010	$8,722,348	$12,868,110	$1,356,800	$1,009,548	$218,984	$24,175,790
Net realized gains (losses) on investments	-	(232,106)	-	-	-	(232,106)
Net unrealized gains (losses) on investments	68,284	352,442	(74,165)	-	-	346,561
Purchases of investments	1,719	7,555,967	301,365	-	-	7,859,051
Repayments, sales or redemptions of investments	(705,536)	(2,219,512)	-	-	(2,581)	(2,927,629)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance as of September 30, 2010	$8,086,815	$18,324,901	$1,584,000	$1,009,548	$216,403	$29,221,667

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$346,561
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net gain (loss) on sales and dispositions	(232,106)
Change in unrealized gains or losses relating to assets still held at reporting date	$114,455

3.   Debentures Payable to SBA

At September 30, 2010, and June 30, 2010, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	September 30, 2010	June 30, 2010	Annual Amount of Interest and User Fees
July 2002	September 2012	4.67 (1)	$ 2,050,000	$ 2,050,000	$ 113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$ 21,175,000	$21,175,000	$ 1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  As of September 30, 2010, Elk’s calculated maximum impairment percentage (regulatory limit) was 40% with a calculated capital impairment percentage of approximately 43.3%. Accordingly, Elk had a condition of capital impairment as of September 30, 2010.   In October 2010, members of management met with representatives of SBA for a portfolio review meeting.  After discussions with SBA, management has undertaken a plan to invest additional equity in Elk which, it is anticipated, will cure the condition of capital impairment.

4.     Notes Payable

Banks

At September 30, 2010, the Company had lines of credit with two (2) banks aggregating $472,000 with no balance outstanding, as each line had been paid in full as of August 31, 2010. The credit line in the amount of $120,000 was extended to July 6, 2011. The credit line of $352,000 was extended to December 10, 2010. Both lines were extended under the same terms and conditions. Although each of these loans was paid in full, the lines remain available until their respective maturity dates. Pursuant to the terms of the current agreements the Company is required to comply with certain covenants and conditions, as defined in the agreements. The Company has pledged its loans receivable and all other assets as collateral for the above lines of credit. Pursuant to the SBA agreement and an “intercreditor agreement” among the lending banks and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the banks. In accordance with the loan documentation with the SBA and the banks, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to an SBA formula “borrowing base,” which is submitted for review to the SBA and the banks for periodic review. The Company was in compliance with the terms and conditions of the borrowing base at September 30, 2010.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  The December Notes bear interest at a rate of 8.75%, payable quarterly, but the Company has the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on these related-party December Notes was $29,744 for the three months ended September 30, 2010.

On March 24, 2010, the Company issued $975,000 of  its 8.75% notes due March 2012 (the “March Notes” and together with the December Notes, the “Notes”).  The March Notes have the same terms as the December Notes, except the March Notes mature in March 2012.  The Company has the option to extend the March Notes until March 2013 at a rate of 5.5%, plus the then-current prime rate.  A member of the Company’s Board of Directors and certain affiliated entities acquired $660,000 of the March Notes in the offering. The total amount of interest incurred on these related-party March Notes was $14,277 for the three months ended September 30, 2010.

5.     Dividends to Stockholders

The following table sets forth the dividends accrued by the Company on its Preferred Stock for the three months ended September 30, 2010, and 2009:

	For the three months ended September 30, 2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First Quarter (July 1, 2010 – September 30, 2010)	$0.28125	84,375	Undeclared	Not Yet Determined

	For the three months ended September 30, 2009
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First Quarter (July 1, 2009 – September 30, 2009)	$0.28125	84,375	02/25/10	03/08/10	03/12/10

The Company did not declare or pay any dividends on its Common Stock during the three months ended September 30, 2010 and 2009.

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of September 30, 2010, and June 30, 2010, were approximately $21,239,515 and $21,247,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

•

The carrying value of the note payable, other is a reasonable estimate of the fair value based on prevailing market rates.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments

7.     Related Party Transactions

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to a law firm related to the Company’s former Chairman of the Board and certain other officers and directors of the Company and to another entity in which an officer of the Company has a financial interest amounted to $0 and $74,875 for the three months ended September 30, 2010 and 2009, respectively.

See Note 4, Note Payable, Other, for additional related party transactions.

8.     Commitments and Contingencies

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of September 30, 2010, options to purchase an aggregate of 262,425 shares of Common Stock were outstanding and fully vested.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares.  As of September 30, 2010, options to purchase an aggregate of 59,000 shares of common stock were outstanding and 33,462 fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

Options Granted, Expired and Canceled

There were no options granted or canceled during either of the three month periods ended September 30, 2010 and 2009.

No options expired during the three month periods ended September 30, 2010 and 2009. After adoption of ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”)  (see Note 1), the fair value of the options granted amounted to $191,040 at September 30, 2010, and June 30, 2010, which is reflected as additional paid-in capital in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the three months ended September 30, 2010 and 2009 was $0 and $1,450, respectively.  As of September 30, 2010, there was no deferred compensation related to unvested options.

The following tables summarize information about the transactions of both stock option plans as of September 30, 2010:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2010	321,425	$3.71
Granted
Canceled	-	-
Expired	-	-
Exercised	-	-
Options outstanding at September 30, 2010	321,425	$3.71

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Years Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$ 5.56-$ 6.12	29,425.25		$5.81	29,425	$5.81
$3.60	13,888	2.64	$3.60	13,888	$3.60
$5.28	80,000	2.66	$5.28	80,000	$5.28
$5.30	9,433	1.23	$5.30	9,433	$5.30
$4.50	20,000	2.03	$4.50	20,000	$4.50
$4.93	10,141	1.61	$4.93	10,141	$4.93
$2.36	133,000	3.03	$2.36	133,000	$2.36
$1.78	25,538	3.60	$1.78	25,538	$1.78
$ 1.78-$ 6.12	321,425	2.49	$3.71	321,425	$3.71

10.     Financial Highlights

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Year Ended June 30, 2010
Net share data
Net asset value at the beginning of the period	$1.40	$3.40	$3.40
Net investment loss	(0.22)	(0.25)	(1.17)
Net realized and unrealized losses on investments	0.05	(0.63)	(0.71)
Net decrease in net assets from operations	(0.17)	(0.88)	(1.88)
Distributions to Stockholders (4)	(0.02)	-	(0.12)
Total decrease in net asset value	(0.19)	(0.88)	(2.00)
Net asset value at the end of the period	$1.21	$2.52	$1.40
Per share market value at beginning of period	$1.32	$1.63	$1.63
Per share market value at end of period	$1.10	$0.78	$1.32
Total return (1)	(16.7)%	(52.2%)	(11.6%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$4,436	$10,058	$8,160
Total expense ratio (3)	113.4%	43.8%	69.0%
Net investment loss to average net assets (5)	(69.0%)	(33.7%)	(48.8%)

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

(5) Annualized for interim periods.

11.   Subsequent Events

The Company has evaluated subsequent events that have occurred through November 15, 2010, the date of the financial statements issuance.

On November 10, 2010, Michael Feinsod, President and Chief Executive Officer of the Company was elected Chairman of the Company’s Board of directors.

On November 12, 2010, notice was given to two officers of the Company, Lee Forlenza and Ellen Walker, that their employment contracts would not be renewed following the expiration of their current terms.

12.    Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of FASB ASU 2010-06 did not have a material impact on the Company’s financial condition and results of operations.

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities ). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a VIE from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the  beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The adoption of the provisions of ASC 810 did have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  It eliminates the QSPEs concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The adoption of the provisions of ASC 860 did not have a material impact on the Company’s financial condition and results of operations.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission by the Company on September 28, 2010, and which is available on the Company’s web site at www.ameritranscapital.com.

CRITICAL ACCOUNTING POLICIES

Investment Valuations

The Company’s loans receivable, net of participations, are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

Loans are considered “non-performing” once they become 90 days past due as to principal or interest. The value of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value .Equity investments (common stock and stock warrants, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Total Investment Income

The Company’s investment income for the three months ended September 30, 2010, increased $246,620, or 97%, to $500,378, as compared to the three months ended September 30, 2009. The increase was predominantly due to a larger portfolio and, to a lesser extent, higher interest rates.

Corporate Loans outstanding as of September 30, 2010, increased by $8,706,901, or 80%, to $19,649,901, as compared with September 30, 2009.  The interest earned on Corporate Loans increased in 2010, as compared with the prior year, primarily due to new loans at higher interest rates.   The increase in Corporate Loans outstanding was due to new funding of $15,000,000; partially, offset by the sale of three loans for $3,600,000; payoff of loans of approximately $1,900,000 and the aggregate decrease of fair value of certain Corporate Loans of approximately $400,000.

Commercial Loans outstanding as of September 30, 2010 decreased by $2,410,198, or 23%, to $8,086,815 as compared with September 30, 2009.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $2,700,000, partially offset by new loans of approximately $290,000.

Medallion loans outstanding as of September 30, 2010 decreased by $102,297, or 32%, to $216,403, as compared with September 30, 2009.   Medallion Loans declined in portfolio size, due to amortization and the settlement of one loan, which led to a decrease in medallion income for the quarter September 30, 2010 of approximately $2,000 as compared to the same period September 30, 2009.

Life settlement contracts outstanding as of September 30, 2010 increased by $1,192,000, or 304%, to $1,584,000, as compared with $392,000 at September 30, 2009.     The fair value of our life settlement portfolio of $1,584,000 as of September 30, 2010, represents our estimate of the policies’ fair value based upon various factors,  including a discounted cash flow analysis of anticipated life expectancies, future premium payments, anticipated death benefits related to to the five life insurance policies which have an aggregate face value of $17,659,809.

Operating Expenses

Interest expense for the three months ended September 30, 2010 increased $161,332, or 97%, to $327,592, as compared to the three months ended September 30, 2009.  This was due to an increase in SBA debentures and other notes outstanding.

Salaries and employee benefits for the three months ended September 30, 2010 decreased $85,637, or 19%, to $364,519 when compared to the three months ended September 30, 2009.  This decrease was due to a reduction in staff, a decrease in pension expense and a decline in officers’ salaries pursuant to a revision of an officer’s employment contract.

Occupancy costs for the three months ended September 30, 2010, decreased by approximately $31,000, or 42%, to $43,785 when compared with the three months ended September 30, 2009.   This was due to new leases for space in New York City and Jericho, New York at lower cost than the prior space.

Professional fees for the three months ended September 30, 2010 increased $57,451 to $266,289, or approximately 28%, when compared to the three months ended September 30, 2009. Consulting fees related to accounting and compliance increased by approximately $35,000, of which $33,000 was attributable to the engagement of a new chief financial officer. Legal fees to non-related parties increased approximately $58,000 to $98,897, or approximately 144% when compared to the three months ended September 30, 2009.  This increase was primarily attributable to foreclosure expenses of approximately $14,000; SEC-related matters of approximately $12,000; issues related to sublease of space aggregating approximately $10,000; SBA-related matters of approximately $10,000; and various other general and employment-related matters aggregating approximately $12,000.  Legal fees associated with the Company’s life settlement portfolio decreased by $26,825 when compared to September 30, 2009. These decreases were primarily due to the fact that restructuring of the investment has been completed.  Accounting fees decreased approximately $5,575 to $55,450 when compared to the three months ended September 30, 2009.  Audit fees increased approximately $3,310 to $42,976, when compared to the three months ended September 30, 2009.   Offsetting this increase was a decrease in accounting fees for internal controls of $9,778 to $20,222 when compared to the three months ended September 30, 2009.  This decrease in our accounting fees was primarily attributable to the Company’s prior implementation of, and compliance with, Section 404 of the Sarbanes Oxley Act of 2002, including the improvement of documentation related to our internal control over financial reporting.

Director fees for the three months ended September 30, 2010 increased $14,360, or 46%, to $45,158 when compared to the three months ended September 30, 2009.  Effective January 1, 2010, non-employee directors will be paid $25,000 per annum or $6,250 per quarter.  In addition each non-employee director will receive a fee of $1,000 for each meeting attended and $500 for each telephone or brief board meeting attended.

Advisory Fees increased approximately $4,464, or 9%, to $49,464 when compared to the three months ended September 30, 2009. This was due to an increase in the size of the Corporate Loan portfolio.

Miscellaneous administrative expenses increased $41,615, to $166,733, or 33%, when compared with the three months ended September 30, 2009.  This increase was due to one-time moving expenses of approximately $18,000, website expense of approximately $7,500, office expense fees of approximately $7,200, market data fees of approximately $4,000, transfer agent fees of approximately $5,800, SBA Commitment fees of approximately $7,600, and other miscellaneous fees of approximately $5,300 partially offset by a decrease in line fees  of approximately $3,400, insurance expenses of approximately $3,000, and computer fees of approximately $7,000.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets results from operations for the three months ended September 30, 2010 was $594,549. As compared to a net decrease in assets results from operations for the three months ended September 30, 2009 of $2,973,998. The improved performance in operations in the 2010 three-month period was, primarily, attributable to the growth of our investment portfolio, using the proceeds of the additional SBA Debentures and the cost reductions implemented by management.

Financial Condition at September 30, 2010 and June 30, 2010

Assets and Liabilities

Total assets decreased $1,349,712 to $32,559,650, at September 30, 2010, as compared with total assets of $33,909,362 at June 30, 2010. This net decrease was primarily due to an overall decrease in cash and cash equivalents of approximately $6,500,000, which was utilized, primarily, to fund additional investments and general operations during the period. The decrease in cash and cash equivalents was partially offset by an overall increase in investments of approximately $5,100,000, which was, primarily, attributable to funding of new loans of approximately $7,900,000 and net appreciation of investments of approximately $170,000, partially offset by payoffs of loans receivable aggregating approximately $1,800,000 and the sale of loans aggregating $1,100,000. Total liabilities decreased by, approximately $670,000, to $24,863,000 at September 30,2010, as compared to $25,533,000 at June 30, 2010, primarily, due to the payoff of outstanding bank credit lines of $370,000 and a reduction in interest payable and accounts payable of approximately $300,000.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At September 30, 2010, approximately 86% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%. At September 30, 2010, approximately 12% of the Company’s indebtedness was represented by certain notes payable which were issued in December, 2009, and March 2010, and bear an interest rate of 8.5%.  At September 30, 2010, the Company had available $452,000 of credit lines from its banks, of which $0 was drawn down as of that date, subject to the statutory and regulatory limitations imposed by the SBA.

In September 2006, the Company invested in life settlement contracts which require the Company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after September 30, 2010, premium payments due through the life expectancy of the insured are approximately $4,019,000 through June 30, 2015 and approximately $1,993,000 thereafter (see Note 2 of the consolidated financial statements).

On December 2, 2009, the Company received from the SBA an additional $9,175,000 in SBA long term guaranteed debentures.  The debentures carried an initial interest rate of 0.28%.  On March 23, 2010, the debentures were pooled and a interest rate set of 4.117% was established.

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income, if any, and, accordingly, will continue to rely upon external sources of funds to finance growth. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2010 and 2009 or during the three months ended September 30, 2010, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at September 30, 2010, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $55,764 at September 30, 2010. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at September 30, 2010, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended  September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

AMERITRANS CAPITAL CORPORATION

Dated: November 15, 2010

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President