Form 10-Q
period 2010-12-31
AMERITRANS CAPITAL CORP
filed 2011-02-11
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended December 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to

Commission File Number 0-22153

AMERITRANS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2102424
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Jericho Quadrangle, Suite 109 Jericho, New York 11753
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

Yes ☐ No ☑

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of February 11, 2011 was 3,395,583. The number of shares of registrant’s 9⅜ cumulative participating redeemable preferred stock outstanding as of February 11, 2011 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets

Investments at fair value (cost of $31,760,417 and $29,220,386, respectively):
Non-controlled/non-affiliated investments	$27,944,928	$24,904,497
Non-controlled affiliated investments	4,761	4,761
Controlled affiliated investments	363,697	546,440
Total investments at fair value	28,313,386	25,455,698

Cash and cash equivalents	1,562,612	7,362,491
Accrued interest receivable	473,405	417,925
Assets acquired in satisfaction of loans	1,075,547	28,325
Furniture, equipment and leasehold improvements, net	54,171	40,254
Deferred loan costs, net	366,735	402,160
Prepaid expenses and other assets	233,411	202,509
Total assets	$32,079,267	$33,909,362

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

LIABILITIES AND NET ASSETS

	December 31, 2010	June 30, 2010
Liabilities and Net Assets	(unaudited)

Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Notes payable, banks	-	370,000
Notes payable, other	3,000,000	3,000,000
Accrued expenses and other liabilities	612,949	576,242
Accrued interest payable	353,341	327,576
Dividends payable	168,750	84,375

Total liabilities	25,310,040	25,533,193

Commitments and contingencies (Notes 2, 3, 4 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued	-	-
9-3/8% cumulative participating redeemable preferred stock, $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value, 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(14,644,627)	(12,720,028)
Net unrealized depreciation on investments	(3,447,031)	(3,764,688)
Total	6,839,227	8,446,169
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	6,769,227	8,376,169

Total liabilities and net assets	$32,079,267	$33,909,362

Net asset value per common share	$0.93	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Investment income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$564,298	$436,539	$1,044,993	$674,063
Non-controlled affiliated investments	-	-	-	-
Controlled affiliated investments	10,842	11,691	21,800	23,545
	575,140	448,230	1,066,793	697,608
Fees and other income	6,391	36,358	15,116	40,740
Total investment income	581,531	484,588	1,081,909	738,348
Expenses:
Interest	325,440	181,154	653,032	347,413
Salaries and employee benefits	367,209	464,256	731,727	914,412
Occupancy costs	42,630	70,978	86,415	145,853
Professional fees	350,743	301,773	617,032	510,611
Directors fees and expenses	14,261	18,548	59,419	49,346
Advisory Fee	71,674	268,932	121,138	313,932
Other administrative expenses	206,928	180,515	373,661	305,633
Total expenses	1,378,885	1,486,156	2,642,424	2,587,200
Net investment loss	(797,354)	(1,001,568)	(1,560,515)	(1,848,852)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	36,771	(463,550)	(195,334)	(689,944)
	36,771	(463,550)	(195,334)	(689,944)
Net unrealized appreciation (depreciation) on investments	(83,062)	744,234	317,657	(1,156,083)
Net realized/unrealized gain (losses) on investments	(46,291)	280,684	122,323	(1,846,027)
Net decrease in net assets from operations	(843,645)	(720,884)	(1,438,192)	(3,694,879)
Distributions to preferred shareholders	(84,375)	-	(168,750)	-
Net decrease in net assets from operations available to common shareholders	$(928,020)	$(720,884)	$(1,606,942)	$(3,694,879)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.27)	$(0.21)	$(0.47)	$(1.09)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the six months ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Increase (decrease) in net assets from operations:
Net investment loss	$(1,560,515)	$(1,848,852)
Net realized loss from investments	(195,334)	(689,944)
Unrealized appreciation (depreciation) on investments	317,657	(1,156,083)

Net decrease in net assets resulting from operations	(1,438,192)	(3,694,879)

Shareholder distributions:
Distributions to preferred shareholders	(168,750)	-

Capital share transactions:
Stock options compensation expense	-	26,897

Net increase (decrease) in net assets resulting from capital shares transactions and shareholder distributions	(168,750)	26,897

Total decrease in net assets	(1,606,942)	(3,667,982)

Net assets:
Beginning of period	8,376,169	15,143,842

End of period	$6,769,227	$11,475,860

Net assets per preferred	$3,600,000	$3,600,000

Net assets per common	$3,169,277	$7,875,860

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(1,438,192)	$(3,694,879)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Depreciation and amortization	39,537	38,061
Deferred compensation	-	26,897
Net realized losses on investments	195,334	689,944
Net unrealized (appreciation) depreciation on investments	(317,657)	1,156,083
Portfolio investments	(10,764,263)	(2,057,564)
Proceeds from principal receipts, sales, maturity of investments	8,028,898	2,808,102
Transfer out of portfolio to assets acquired in satisfaction of loans	(1,047,222)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(55,480)	126,973
Prepaid expenses and other assets	(30,903)	38,841
Accrued expenses and other liabilities	36,707	(16,097)
Accrued interest payable	25,765	13,418
Total adjustments	(3,889,284)	2,824,658
Net cash used in operating activities	(5,327,476)	(870,221)
Cash flows from investing activities:
Purchases of furniture and equipment	(18,028)	(4,230)
Net cash used in investing activities	(18,028)	(4,230)
Cash flows from financing activities:
Repayment of note payable, banks	(370,000)	-
Proceeds from debentures	-	9,175,000
Proceeds from note payable, other	-	2,025,000
Deferred loan cost	-	(314,243)
Dividends paid on preferred stock	(84,375)	-
Net cash provided by (used in) financing activities	(454,375)	10,885,757
Net increase in cash and cash equivalents	(5,799,879)	10,011,306
Cash and cash equivalents:
Beginning of period	7,362,491	885,434
End of period	$1,562,612	$10,896,740

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$627,267	$333,995
Supplemental disclosure of non cash investing and financing activities:
Accrued dividends on preferred stock	$168,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of December 31, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (96.76%)(4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Cleaners of North Beach, LLC Dry Cleaners	Collateralized Business Loan 5.50%, due 5/11	9,131	9,131	9,131
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.00%, due 7/11	730	730	730
Crown Cleaners of Miami Lakes Dry Cleaners	Collateralized Business Loan 6.00%, due 7/11	2,862	2,862	2,862
Andy Fur Dry Cleaning, Inc. (6) Dry Cleaners	Collateralized Business Loan 11.50%, due 1/10	12,103	12,103	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
Monticello Desserts, Inc. Retail Bakery	Collateralized Business Loan 10.50%, due 4/10	5,153	5,153	5,153
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/11	1,851,987	1,851,987	1,851,987
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.90%, due 12/13	252,740	252,740	252,740
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	187,736	187,736	87,750
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	36,451	36,451	36,451
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	135,577

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of December 31, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	247,436	247,436	247,436
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc.(6) Construction Services	Senior Real Estate Mortgage 12.00%, due 1/09	270,000	270,000	270,000
Adiel Homes Inc.(6) Construction Services	Senior Real Estate Mortgage 12.0%, no stated maturity	89,396	89,396	89,396
Western Pottery LLC Ceramic Sanitaryware Distributor	Subordinated Business Loan 4.25%, due 6/09	361,609	361,609	361,609
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Other Miscellaneous Loans (5)		116,868	116,868	95,814
	Total Commercial Loans		$7,053,508	$6,550,226
Corporate Loans Receivable (274.61%) (4)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 10.25%, due 10/13	2,268,400	2,268,400	1,587,880
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 6/13	1,357,449	1,357,449	1,357,449
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, due 8/14	2,288,471	2,224,807	1,315,871
BP Metals LLC Diversified Manufacturing	Term Loan, First Lien 10.0%, due 6/13	796,429	796,429	796,429
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.0%, due 8/15	1,272,955	1,242,561	1,234,766
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	857,181	841,293	857,182
Fairway Group Holdings Corp. Diversified Supermarkets	Term Loan, First Lien 12.0%, due 1/15	990,002	966,146	994,952
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 12.00%, due 6/15	1,017,762	995,887	1,025,395
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	975,000	957,049	975,000
Airvana Network Solutions Inc. Infrastructure Software for Wireless Providers	Term Loan, First Lien 11.00%, due 08/14	1,183,333	1,155,876	1,189,250
Wyle Services Corporation Multi-Platform Defense Systems	Term Loan, First Lien 7.75%, due 03/16	1,246,872	1,229,158	1,253,107
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.75%, due 09/16	997,500	969,150	997,500
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 15.00%, due 07/15	1,500,000	1,500,000	1,500,000
Clopay Ames True Temper Holding Plastics Manufacturer	Term Loan, First Lien 7.75%, due 09/16	1,234,375	1,210,417	1,239,066
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,224,248	1,250,000
Miramax Film NY, LLC Film Library	Term Loan, First Lien 7.75%, due 06/16	1,000,000	980,000	1,015,000
	Total Corporate Loans		$19,918,870	$18,588,847
Medallion Loans Receivable (2.90%) (4)
Boston Taxicab Medallion Portfolio	1 Medallion Loan 8.25% Weighted Average Rate	7,734	7,734	7,734
Chicago Taxicab Medallions	2 Medallion Loans 8.00% Weighted Average Rate	42,551	42,551	42,551
Florida Taxicab	1 Medallion Loan 12.00% Rate	146,204	146,204	146,204
	Total Medallion Loans		$196,489	$196,489
	Total loans receivable		$27,168,867	$25,335,562
Life Insurance Settlement Contracts (29.0%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		$3,153,423	$1,962,800

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

			Portfolio Valuation as of December 31, 2010 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity		Principal	Net Cost	Value
Equity Investments (15.00%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest	$		$50,600	$8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest			50,000	12,009
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest			50,000	18,800
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest			25,000	-
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest			60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest			100,000	4,761
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest			6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest			4,000	4,000
Soha Terrace II LLC Real Estate Development	4.80% LLC Interest			700,000	918,295
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock			367,027	6,276
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock			25,500	5,500
	Total equity investments			1,438,127	1,015,024
	Total investments			$31,760,417	$28,313,386

(1) Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 5 to the consolidated financial statements).

(2) As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of December 31, 2010, we own 5% or more of the portfolio company’s outstanding voting securities.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Commercial Loans Receivable (104.13%)(4)

PPCP Inc .(6)	Business Loan	$36,691	$36,691	$-
Computer Software	8.0%, due 7/08 and 1/10
Geronimo ATM Fund LLC. (6)	Collateralized Business Loan	146,822	146,822	19,234
ATM Operator	12.0%, due 5/09
Cleaners of North Beach, LLC	Collateralized Business Loan	13,800	13,800	13,800
Dry Cleaners	5.5%, due 5/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	1,858	1,858	1,858
Dry Cleaners	6.0%, due 7/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	10,236	10,236	10,236
Dry Cleaners	6.0%, due 7/11
Andy Fur Dry Cleaning, Inc. (6)	Collateralized Business Loan	12,103	12,103	-
Dry Cleaners	11.5%, due 1/10
Vivas & Associates, Inc. (6)	Collateralized Business Loan	11,985	11,985	-
Nail Salon	9.0%, due 1/10
Monticello Desserts, Inc.	Collateralized Business Loan	26,033	26,033	26,033
Retail Bakery	10.50%, due 4/10
Just Salad LLC	Collateralized Business Loan	300,000	300,000	300,000
Retail Food Service	10.0%, due 10/10

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value

Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.0%, due 6/12	250,000	250,000	250,000
Other Miscellaneous Loans (5)		144,973	144,973	123,919

	Total Commercial Loans		9,474,498	8,722,348
Corporate Loans Receivable (168.71%) (4)
Charlie Brown’s Acquisition Co.	Term Loan B	2,146,101	2,146,101	2,038,796
Retail Food Service	10.25%, due 10/13
Resco Products Inc.	Term Loan, First Lien	1,494,405	1,494,405	1,494,405
Diversified Manufacturing	8.5%, due 6/13
Alpha Media Group Inc.	Term Loan, First Lien	2,155,014	2,082,778	937,725
Publishing	12.0%, due 8/14
Centaur LLC (6)	Term Loan, First Lien	1,384,914	1,365,139	1,108,004
Gaming	11.25%, due 10/12
X-Rite Inc.	Term Loan, First Lien	1,047,948	1,043,107	1,039,059
Process Control Instruments	7.5%, due 10/12
BP Metals LLC	Term Loan, First Lien	859,567	859,567	859,567
Diversified Manufacturing	10.03%, due 6/13
Hudson Products Holdings Inc.	Term Loan, First Lien	1,272,955	1,239,347	1,234,766
Diversified Manufacturing	8.5%, due 8/15
Education Affiliates Inc.	Term Loan, First Lien	884,538	866,663	884,538
Private Education	8.0%, due 1/15
Fairway Group Holdings Corp.	Term Loan, First Lien	995,000	968,162	995,000
Diversified Supermarkets	12.0%, Due 1/15
Shearer’s Foods Inc.	Term Loan, First Lien	1,000,000	978,542	1,007,500
Wholesale Food Supplier	12%, due 6/15
Kratos Defense & Security Solutions Inc.	Term Loan, First Lien	1,250,000	1,250,000	1,268,750
Multi-platform Defense Systems	10%, due 10/13
Roundy’s Supermarkets Inc.	Term Loan, First Lien	1,225,000	1,225,475	1,268,750
Retail Food Supplier	10%, due 6/15
	Total Corporate Loans		15,519,286	14,136,860
Medallion Loans Receivable (2.61%) (4)

Boston Taxicab Medallions	2 Medallion Loans	25,465	25,465	25,465
	8.19% Weighted Average Rate
Chicago Taxicab Medallions	2 Medallion Loans	44,660	44,660	44,660
	8.0% Weighted Average Rate
Florida Taxicab Medallion	1 Medallion Loan	148,859	148,859	148,859
	12.0% Rate
			218,984	218,984

	Total loans receivable		25,212,768	23,078,192

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

(4) Percentage of net assets

(5) Other small balance loans.

(6) Loan receivable is on non-accrual status and therefore is considered non-income producing.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information at and for the three months and six months ended December 31, 2010 and 2009 are unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  December 31, 2010, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three-months and six-month periods ended December 31, 2010 and 2009, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “the Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and six months ended December 31, 2010, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission.

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

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At December 31, 2010 EAF was operating the real estate of Sealmax, Inc.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2010/2011, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2010 and 2009 or during the six months ended December 31, 2010, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The fair values of the Company’s investments are particularly susceptible to significant changes.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  As of December 31, 2010, no shares have been purchased under the Plan.

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

The Company’s stock option plans expired on May 21, 2009.  The Company has chosen not to renew the plans and, as a result of the restrictions contained in the 1940 Act, the Company’s ability to grant equity-based compensation in the future may be limited due to compensation terms contained in the agreement with its investment advisor.

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

Presentation of Prior Quarter Data

Certain reclassifications have been made to conform prior quarter data to the current presentation.  Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications did not impact net assets available.

2.    Investments

The following table shows the Company’s portfolio by security type at December 31, 2010 and June 30, 2010:

	December 31, 2010			June 30, 2010
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$7,053,508	$6,550,226	23.1%	$9,474,498	$8,722,348	34.3%
Corporate Loans	19,918,870	18,588,847	65.7%	15,519,286	14,136,860	55.5%
Life Settlement Contracts	3,153,423	1,962,800	6.9%	2,568,691	1,356,800	5.3%
Equity Securities	1,438,127	1,015,024	3.6%	1,438,927	1,020,706	4.0%
Taxi Cab Medallion Loans	196,489	196,489	0.7%	218,984	218,984	0.9%
Total	$31,760,417	$28,313,386	100.0%	$29,220,386	$25,455,698	100.0%

1)     Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of December 31, 2010 and June 30, 2010:

	Percentage of Portfolio at
	December 31, 2010	June 30, 2010
Broadcasting/Telecommunications	6.5%	7.4%
Commercial Construction	8.7%	10.8%
Computer Software	7.6%	-
Construction and Predevelopment	4.5%	7.5%
Direct Marketing	4.4%	-
Debt Collection	1.7%	1.9%
Education	3.0%	3.5%
Film Distribution	3.6%	-
Food	12.4%	-
Gaming	-	4.4%
Gasoline Distribution	-	2.2%
Laundromat	-	1.1%
Life Insurance Settlement Contracts	6.9%	5.3%
Military Defense	4.4%	5.0%
Manufacturing	16.3%	14.1%
Printing/Publishing	4.6%	3.7%
Processing Control Instruments	-	4.0%
Restaurant/Food Service	8.8%	17.0%
Sanitaryware Distributor	1.3%	1.4%
Supermarkets	3.5%	8.9%
Industries less than 1%	1.8%	1.8%
TOTAL	100.0%	100.0%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had loans which are considered non-performing in the amount of $5,040,503 and $$7,531,813 as of December 31, 2010 and June 30, 2010, respectively.  These loans are either fully or substantially collateralized and are in some instances personally guaranteed by the debtor.  Included in the total non-performing loans are fifteen and twenty loans at December 31, 2010 and June 30, 2010, respectively, aggregating $3,346,362  and $5,360,723  at December 31, 2010 and June 30, 2010, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral.  The following table sets forth certain information regarding performing and non-performing loans as of December 31, 2010 and June 30, 2010:

	December 31, 2010 (Unaudited)	June 30, 2010
Loans receivable	$25,335,562	$23,078,192
Performing loans	20,295,059	15,546,379
Nonperforming loans	$5,040.503	$7,531,813
Nonperforming loans:
Accrual	$1,694,141	$2,171,090
Nonaccrual	3,346,362	5,360,723
	$5,040,503	$7,531,813

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 4).

As of December 31, 2010 the Company has accrued, but not yet paid, approximately $86,000 in professional fees, in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC related to Corporate Loans. Pursuant to the Advisory Agreement, the Company will pay a pro rated annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter.  The Advisory Agreement also provides for an Income Based and Capital Gains fee as described therein.

Pursuant to the Advisory Agreement, Velocity Capital Advisors serves as the non-discretionary investment adviser to the Company with respect to the investment in below investment grade senior loans and notes, and subordinated notes, which are collectively referred to as “Corporate Loans” and incidental equity investments received in connection with the investment in the Debt Portfolio (“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of management and the Board.

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

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Joint Venture, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold.  The Company was entitled to receive a twelve percent (12%) annual return on the amount of funds paid by the Company and outstanding on a monthly, prorated basis.  Under the terms of the Joint Venture, proceeds from the sale of the policies were to be distributed, net of direct expenses.

As of December 31, 2010, the fair value of the policies owned by the Company was $1,962,500, which represents the estimated fair value for the five life insurance policies with an aggregate face value of $17,659,809. The Company’s cost on these policies to date is $3,153,423, including insurance premiums of $584,732 and $301,365, which were paid in the six-month and three-month periods, respectively, ended December 31, 2010. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.

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

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Fiscal Year Ending June 30	Policy Premiums

2011 (six months)	$423,048
2012	846,096
2013	846,096
2014	846,096
2015	846,096
Thereafter	1,993,441
$5,800,873

Based upon the current uncertain state of the life settlement market, the lack of liquidity at this time in this market due to the difficult credit conditions and the overall economy, the fact that these policies may have diminished value due to having been associated with the former manager of the Joint Venture, and the Company’s previously stated decision to exit the life settlement area, the Company has adjusted the fair value of these policies to reflect the current anticipated recovery based on estimated actuarial values that take into account the various factors discussed above.   This is an estimate based upon the information currently available.  The Company continues to pursue alternatives that could allow for a higher recovery.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its board of directors that is consistent with ASC 820-10 (see Note 1).  Consistent with the Company’s valuation policy, it evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there is not a readily available market value for most of the investments in its portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of its investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it may realize significantly less than the value at which the Company had previously recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,550,226	$-	$-	$6,550,226
Corporate Loans	18,588,847	-	-	18,588,847
Life Settlement Contracts	1,962,800	-	-	1,962,800
Equity Securities	1,015,024	6,276	-	1,008,748
Taxicab Medallion Loans	196,489	-	-	196,489
Total Investments	$28,313,386	$6,276	$-	$28,307,110

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Taxicab Medallion Loans	Total
Beginning balance as of June 30, 2010	$8,722,348	$12,868,110	$1,356,800	$1,009,548	$218,984	$24,175,790
Net realized losses on investments	-	(316,897)	-	(800)	-	(317,697)
Net unrealized gains on investments	248,868	71,153	21,268	-	-	341,289
Purchases of investments	1,719	10,177,812	584,732	-	-	10,764,263
Repayments, sales or redemptions of investments	(2,422,709)	(4,211,331)	-	-	(22,495)	(6,656,535)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance as of December 31, 2010	$6,550,226	$18,588,847	$1,962,800	$1,008,748	$196,489	$28,307,110

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$341,289

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	(316,896)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$24,393

3.     Debentures Payable to SBA

At December 31, 2010 and June 30, 2010 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	December 31, 2010	June 30, 2010	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

(1)    Elk is also required to pay an additional annual user fee of 0.866% on these debentures.

(2)    Elk is also required to pay an additional annual user fee of 0.28% on these debentures.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

Pursuant to SBA’s issuance of leverage in the form of debentures in the aggregate of $9,175,000, Elk submitted an application to draw the full amount of the awarded fiscal year 2009 commitment. SBA approved the leverage request and on December 2, 2009, Elk received the disbursement of $9,175,000 from the long-term guaranteed debenture, and paid fees totaling $314,244. In accordance with SBA regulations, $91,750 of these fees was paid prior to the closing. Therefore, the net fees at closing were $222,494. The net proceeds of the draw were $8,952,506.

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  As of December 31, 2010, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 44.6%. Accordingly, Elk had a condition of capital impairment as of December 31, 2010, which would require additional capital of approximately $1.6 million to cure.   In October 2010, members of management met with representatives of SBA for a portfolio review meeting.  After discussions with SBA, management has undertaken a plan to invest additional equity in Elk which, it is anticipated, will cure the condition of capital impairment.

4.     Notes Payable

Banks

At December 31, 2010, the Company had a  $120,000 line of credit with a bank, with no balance outstanding, as the line had been paid in full as of August 31, 2010. Although this loan was paid in full, the line remains available until its maturity date of July 6, 2011. Pursuant to the terms of the current agreement governing the line of credit, the Company is required to comply with certain covenants and conditions, as defined in the agreement. The Company has pledged its loans receivable and all other assets as collateral for the line of credit. Pursuant to the SBA agreement and an “intercreditor agreement” between the lending bank and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the bank. In accordance with the loan documentation with the SBA and the bank, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to an SBA formula “borrowing base,” which is submitted for review to the SBA and the bank for periodic review. As there are no outstanding bank balances, SBA has indicated that the Company is not required to submit the borrowing base. Another credit line of $352,000, the amount of which was paid in full as of August 31, 2010, and which was extended to December 10, 2010, expired by its terms as of that date.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on these related-party December Notes was $30,078 and $5,013 for the three-month periods ended December 31, 2010 and 2009, respectively, and $60,156  and $5,347 for the six-month periods ended December 31, 2010 and 2009, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012 and bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the March Notes until March 2013 at a rate of 5.5%, plus the then-current prime rate.  The March Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $660,000 of the March Notes in the offering. The total amount of interest incurred on these related-party March Notes was $14,438 and $0 for the three-month periods ended December 31, 2010 and 2009, respectively, and $28,875 and $0 for the six-month periods ended December 31, 2010 and 2009, respectively.

In connection with the issuance of a Senior Secured Note on January 19, 2011(the “2011 Note”) (See Note 11, Subsequent Events), in order to facilitate certain covenants under the 2011 Note relating to the 2009/2010 Notes, the Company entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the 2009/2010 Notes. Pursuant to the Amendment, the interest rate on the 2009/2010 Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company. In connection with the Amendment, the Company paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the 2009/2010 Notes.

5.     Dividends to Stockholders

The following table sets forth the dividends declared and/or accrued  by the Company on its Common Stock and Preferred Stock for the six months ended December 31, 2010, and 2009:

	For the six months ended December 31, 2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:

First quarter (July 1, 2010 - September 30, 2010)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2010 – December 31, 2010)	0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Declared	$0.56250	$168,750

	For the six months ended December 31, 2009
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2009 - September 30, 2009)	$0.28125	$84,375	2/25/10	3/8/10	3/10/10
Second quarter (October 1, 2009 - December 31, 2009)	$0.28125	$84,375	2/25/10	3/8/10	3/10/10
Total Preferred Stock Dividends Declared	$0.56250	$168,750

The Company has not declared a Preferred Stock dividend for the quarters ended September 30, 2010, or December 31, 2010. Dividends on Preferred Stock accrue whether or not they have been declared. As of December 31, 2010, dividends not declared and in arrears were $168,750.   The Company did not declare or pay any dividends on its Common stock during the six months ended December 31, 2009.

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

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of December 31, 2010 and June 30, 2010 were approximately $21,232,000 and $21,247,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

The carrying value of the note payable, other is a reasonable estimate of the fair value based on prevailing market rates.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments

7.     Related Party Transactions

Total occupancy costs under existing leases and overhead cost reimbursement agreements paid to a law firm related to the Company’s former Chairman of the Board and certain other officers of the Company and to another entity in which an officer of the Company has a financial interest amounted to $0 and $145,000 for the six months ended December 31, 2010 and 2009, respectively, and $0 and $70,978 for the three months ended December 31, 2010 and 2009, respectively.

See Note 4 for additional related party transactions.

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of December 31, 2010, options to purchase an aggregate of 233,000 shares of Common Stock were outstanding and fully vested.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares.  As of December 31, 2010, options to purchase an aggregate of 59,000 shares of common stock were outstanding and fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

Options Granted, Expired and Canceled

There were no options granted during the six-month period ended December 31, 2010.

Options for 29,425 shares expired during the six-month period ended December 31, 2010. After adoption of ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”)  (see Note 1), the fair value of the options granted amounted to $191,040 at December 31, 2010 and June 30, 2010, which is reflected as additional paid-in capital in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the six months ended December 31, 2010 and 2009 was $0 and $26,897, respectively, and for the three months ended December 31, 2010 and 2009 was $0 and $25,548, respectively.  As of December 31, 2010, there was no deferred compensation related to unvested options.

The following tables summarize information about the transactions of both stock option plans as of December 31, 2010:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2010	321,425	$3.71
Granted	-	-
Canceled	-	-
Expired	(29,425)	5.81
Exercised	-	-
Options outstanding at December 31, 2010	292,000	$3.50

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Years Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$3.60	13,888	2.39	$3.60	13,888	$3.60
$5.28	80,000	2.41	$5.28	80,000	$5.28
$5.30	9,433.98		$5.30	9,433	$5.30
$4.50	20,000	1.78	$4.50	20,000	$4.50
$4.93	10,141	1.36	$4.93	10,141	$4.93
$2.36	133,000	2.78	$2.36	133,000	$2.36
$1.78	25,538	3.35	$1.78	25,538	$1.78
$1.78 - $5.30	292,000	2.24	$3.50	292,000	$3.50

10.     Financial Highlights

	Six Months Ended December 31, 2010 (Unaudited)	Six Months Ended December 31, 2009 (Unaudited)	Year Ended June 30, 2010
Net share data
Net asset value at the beginning of the period	$1.40	$3.40	$3.40
Net investment loss	(0.46)	(0.54)	(1.17)
Net realized and unrealized gains ( losses) on investments	.04	(0.54)	(0.71)
Net decrease in net assets from operations	(0.42)	(1.08)	(1.88)
Distributions to Stockholders (4)	(0.05)	-	(0.12)
Total decrease in net asset value	(0.47)	(1.08)	(2.00)
Net asset value at the end of the period	$0.93	$2.32	$1.40
Per share market value at beginning of period	$1.32	$1.63	$1.63
Per share market value at end of period	$.97	$1.30	$1.32
Total return (1)	(27.00)%	(20.25)%	(11.60)%
Ratios/supplemental data
Average net assets (2) (in 000’s)	$3,973	$9,710	$8,160
Total expense ratio (3)	133%	53.3%	69.0%
Net investment loss to average net assets (5)	(79.0)%	(38.1)%	(48.8)%

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

(5) Annualized for interim periods.

11.     Subsequent Events

The Company has evaluated subsequent events that have occurred through February 11, 2011, the date of the financial statements issuance.

On January 19, 2011, the Company issued a Senior Secured Note (the “Note”) in the principal amount of $1,500,000 to an unaffiliated lender. The Note bears interest at the rate of 12% per annum (except following an event of default under the Note, in which case the interest rate applicable to the Note would be 14%) and matures on February 1, 2012. The Company may prepay the Note at any time. The Company is required to prepay the Note in certain circumstances, including in the event and to the extent (i) the Company issues any capital stock (other than upon the conversion of securities outstanding as of January 19, 2011), (ii) a subsidiary of the Company pays a dividend to the Company; (iii) the Company sells assets (other than in the ordinary course of business in an amount less than $100,000 in the aggregate and only to the extent of 50% of the proceeds from such sales); or (iv) the Company engages in a transaction that results in a change of control. The Company will incur a 15% fee for any principal prepayments other than in respect of asset sales. The Company’s obligations under the Note may be accelerated by the Note holder under certain circumstances, including: (i) the Company fails to pay the principal of the Note when due or interest on the Note when due and such failure continues for three business days and/or fails to pay any other amount payable under the Note for thirty days following notice of such failure; (ii) the Company materially breaches any representation, warranty or covenant made pursuant to the Note and such breach is not cured within five business days following the Company’s awareness thereof or receipt of notice with respect thereto; (iii) the Company or any of its subsidiaries commences a bankruptcy or similar proceeding (or such a proceeding is commenced against the Company or its subsidiaries); (iv) a person or group of persons acquires a majority of the voting power of the Company or Elk; (v) a judgment is entered against the Company or any of its subsidiaries in an aggregate amount exceeding $500,000 or any execution, garnishment or attachment is levied against the Company’s or any of its subsidiaries’ assets and such execution, garnishment or attachment impairs the Company’s or its subsidiaries’ ability to conduct its business; (vi) the Company fails to pay obligations in excess of $500,000 when due; or (vii) an event occurs which has or would reasonably be expected to have a material adverse effect on the Company’s or any of its subsidiaries’ business. The Note also contains customary representations and warranties as well as affirmative and negative covenants. Pursuant to the Note, the Company has agreed, among other things, (i) to reimburse the lender for certain out-of-pocket expenses incurred in connection with the Note; (ii) to maintain a minimum consolidated net asset value of $4,000,000; (iii) not to sell any material assets with a fair market value in excess of $500,000; (iv) not to declare or pay any dividend with respect to any class of capital stock or make any payment on any indebtedness ranking junior to the lender under the Note; (v) not incur any indebtedness for borrowed money in excess of $250,000; and (vi) not to enter into certain related party transactions. The Note is secured by a pledge of 100% of the issued and outstanding shares of common stock of Elk owned by the Company. In order to facilitate certain covenants under the Note relating to the Company’s 2009/2010 Notes, on January 19, 2011, the Company entered into an Amendment to Promissory Note with each holder of the 2009/2010 Notes (see Note 4. Notes Payable).

12.      Recent Accounting Pronouncements

In December 2010, the FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning July 1, 2011. The Company believes the adoption of the provisions of this amendment will not have a material impact on the Company’s financial condition and results of operations.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Commission by the Company on September 28, 2010 and which is available on the Company’s web site at www.ameritranscapital.com.

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

Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans are carried at the estimated fair value adjusted for estimated cost of disposal.  Losses incurred at the time of foreclosure are charged to the realized losses on loans receivable.  Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

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

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Total Investment Income

The Company’s investment income for the three months ended December 31, 2010 increased $96,943, or 20%, to $581,531, as compared to investment income of $484,588 for the three months ended December 31, 2009.  The increase in investment income between the periods can be attributed primarily to an overall increase in the size of the Company’s investment portfolio, which increased approximately 19% at December 31, 2010 as compared with December 31, 2009.

Commercial Loans as of December 31, 2010 decreased by $2,652,810, or 29%, to $6,550,226, as compared with $9,203,036 at December 31, 2009. The decrease in Commercial Loans was due, primarily, to loan amortization and paid off loans of approximately $1,984,000 and foreclosure on two loans that had been carried at an aggregate of $1,047,000, partially offset by new loans aggregating $365,000.

Corporate Loans outstanding as of December 31, 2010 increased by $5,936,562, or 47%, to $18,588,847, as compared with $12,652,285 outstanding at December 31, 2009. This increase was primarily attributable to new loans of approximately $15,600,000, partially offset by payoffs of approximately $9,000,000 and the reduction of the fair value of certain loans of approximately $700,000.

Taxicab Medallion Loans outstanding as of December 31, 2010 decreased by $27,495, or approximately 12%, to $196,489, as compared with $223,984 at December 31, 2009 as a result of the payoff of one loan.  The average interest rate earned on medallion loans remained the same in 2010 as compared with the prior year. Because of late fees and a payoff fee in the current period, interest income on these loans of $6,000 for the three months ended December 31, 2010 approximated that of the comparable 2009 period.

Life Settlement Contracts outstanding increased by $1,031,503 as of December 31, 2010, or 110%, to $1,962,800, from $931,297 at December 31, 2009.  This investment has stopped accruing interest and a fair value adjustment of $1,200,000 has been made to reflect the value of the investment.   The investment has been valued based on industry valuation.  This revaluation was partially offset by additional premiums paid. No interest income was recorded for the three months ended December 31, 2010 and 2009.

Operating Expenses

Interest expense for the three months ended December 31, 2010 increased $144,286, or 80%, to $325,440, as compared to $181,154 for the three months ended December 31, 2009.  This increase was primarily due to a $9,175,000 increase in SBA Debentures and a $975,000 note offering in March 2010.

Salaries and employee benefits for the three months ended December 31, 2010 decreased $97,047 to $367,209, or approximately 21%, when compared with $464,256 for the three months ended December 31, 2009.  This decrease reflects the reduction in staff as well as a restructuring of the employment agreement of a key employee.

Occupancy costs for the three months ended December 31, 2010 decreased by $28,348 to $42,630, or approximately 40%, when compared with $70,978 for the three months ended December 31, 2009.   This was due to relocation of the Company’s offices to less expensive space and the closing of a storage facility in July 2010.

Professional fees for the three months ended December 31, 2010 increased $48,970 to $350,743, or approximately 16%, when compared with $301,773 for the three months ended December 31, 2009.  Included in professional fees are accounting fees relating to the Company’s internal controls; consulting fees in connection with the Company’s chief financial officer; legal fees to non-related parties; general legal fees to both related and non-related  parties; legal fees related to the Company’s life settlement portfolio; fees for accounting services and audit fees. Accounting fees for internal controls decreased approximately $10,000 to $10,548 when compared to the three months ended December 31, 2009.  In 2009, documentation with regard to controls was being improved, therefore, more fees were spent on implementation. Consulting fees related to the Company’s chief financial officer, who started in July 2010,  were $53,000 in the 2010 quarter as compared with $0 in the comparable 2009 period. Legal fees to non-related parties increased approximately $60,000 to $173,067 when compared to the three months ended December 31, 2009, primarily, as a result of increased legal activity related to potential financing issues.  Legal fees to related parties decreased approximately $6,700 to $0 when compared with the three months ended December 31, 2009 due to curtailment of assignments during the current period. Legal fees associated with the Company’s life settlement portfolio decreased to $0 during the three months ended December 31, 2010 from approximately $32,000 in the comparable prior period because of the activity relating to resolution of issues during the earlier period. Accounting fees increased approximately $6,600 to $56,550 when compared with the three months ended December 31, 2009.  Audit fees decreased approximately $22,000 to $41,770 when compared with the three months ended December 31, 2009.  This decrease was due to a reduction in audit fees attributable to changes in the Company’s investment portfolio and other efficiencies.

Advisory Fees decreased approximately $197,258 to $71,674, or 73%, when compared with $268,932 for the three months ended December 31, 2009.  This decrease was primarily due to a one-time payment of $225,000 in the 2009 period as specified in the Advisory Agreement.

Miscellaneous administrative expenses increased $26,413, or 15%, to $206,928 for the three months ended December 31, 2010 when compared with $180,515 for the three months ended December 31, 2009.  This increase was primarily due to a $54,000 increase in foreclosure expense, as partially offset by decreases in officers’ insurance, depreciation and computer expenses.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $843,645, for the three months ended December 31, 2010 as compared to $720,884 for the three months ended December 31, 2009.   The change in net assets from operations between the periods, a net decrease in net assets of $122,761, was primarily the result of a net increase in unrealized loss of  $827,296 that was significantly offset by a net increase in investment income of $204,214 and a net increase in realized gain of $500,321.

Dividends for Participating Preferred Stock, accrued, but not declared, were $84,375 in the three months ended December 31, 2010. Dividends for Participating Preferred Stock were not declared, for the three months ended December 31, 2009. They were subsequently declared in February 2010 and paid in March 2010.

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Total Investment Income

The Company’s investment income for the six months ended December 31, 2010 increased $343,561, or 47%, to $1,081,909, as compared with $738,348 for the six months ended December 31, 2009.  The increase in investment income between the periods can be attributed primarily to the increase in the Company’s Corporate loan portfolio stemming from the use of $9,175,000 proceeds from the SBA debentures received in December 2009.

For changes in outstanding balances of Commercial Loans, Corporate Loans, Taxicab Medallion Loans and Life Settlement Contracts see the discussion, above, under “Results of Operations for The Three Months Ended December 31, 2010 and December 31, 2009.”

Operating Expenses

Interest expense for the six months ended December 31, 2010 increased $305,619, or 88%, to $653,032, as compared with $347,413 for the six months ended December 31, 2009.  This increase was primarily due to the increase of $9,125,000 in SBA debentures and a $975,000 note offering in March 2010.

Salaries and employee benefits for the six months ended December 31, 2010 decreased $182,685 to $731,727, or approximately 20%, when compared to $914,412 for the six months ended December 31, 2009.  This decrease reflects a  reduction in staff, as well as a restructuring of  the employment agreement of a key employee and a reduction in pension expense as the Company has not made any contributions to the SEP Plan in fiscal 2011.

Occupancy costs for the six months ended December 31, 2010 decreased $59,438, or 41%, to $86,415 from $145,853 for the same period in 2009 as a result of relocation of the Company’s offices to less expensive space and the closing of a storage facility in July 2010.

Professional fees for the six months ended December 31, 2010 increased $106,421 to $617,032, or approximately 21%, when compared with $510,611 for the six months ended December 31, 2009. Accounting fees for internal controls decreased approximately $19,000 when compared to the six months ended December 31, 2009.  Consulting fees related to the Company’s chief financial officer, who started in July 2010, was $86,000 in the 2010 six-month period and $0 in the comparable 2009 period. Legal fees to non-related parties increased approximately $118,000 to $272,000 in the 2010 period when compared with $154,000 for the six months ended December 31, 2009 and were comprised significantly of fees related to capital raises, SEC compliance, foreclosures and office lease issues.  Legal fees to related parties decreased to $0 in the 2010 six-month period from $4,500 in the prior fiscal year’s first-half due to curtailment of assignments during the current period. Legal fees associated with the Company’s life settlement portfolio decreased to $0 during the six months ended December 31, 2010 from approximately $59,000 in the comparable prior period  because of the activity relating to resolution of issues during the earlier period. Accounting fees were relatively flat, going from $111,000 in 2009 six-month period to $112,000 in the 2010 six-month period.  Audit fees decreased approximately $19,000 to $85,000, when compared with $104,000 for the six months ended December 31, 2009.  This decrease was due to a reduction in audit fees attributable to changes in the Company’s investment portfolio and other efficiencies.

Advisory Fees decreased approximately $192,794 or 61%, to $121,138 in the six months ended December 31, 2010 when compared with $313,932 for the six months ended December 31, 2009.  This decrease was primarily due to a one-time payment of $225,000 in the 2009 period, as specified in the Advisory Agreement.

Miscellaneous administrative expenses increased $68,028, or 22%, to $373,661 for the six months ended December 31, 2010 when compared with $305,633 for the six months ended December 31, 2009. This increase was significantly due to a $56,000 increase in foreclosure expense and increases in moving and related office expenses aggregating $29,000, as partially offset by decreases in officers’ insurance, depreciation and computer expenses

Decrease in Net Assets from Resulting from Operations and Net Unrealized/Realized Gains (Losses)

The decrease in net assets resulting from operations decreased $2,256,687, or 61% to  $1,438,192 for the six months ended December 31, 2010 from $3,694,879  for the six months ended December 31, 2009.  This change in net assets from operations between periods was attributable primarily to a net decrease in investment loss of approximately $288,000 (primarily attributable to an increase in interest income resulting from the larger investment portfolio of approximately $343,000, as partially offset by an increase in expenses of approximately $55,000), a decrease in net realized loss from investments of approximately $495,000 and a change from unrealized depreciation on investments in the 2009 period to unrealized appreciation on investments in 2010 aggregating approximately $1,474,000.

Dividends on Participating Preferred Stock, accrued, but not declared, were $168,750 for the six months ended December 31, 2010. Dividends on Participating Preferred Stock were not declared for the six months ended December 31, 2009. They were subsequently declared in February 2010 and paid in March 2010.

Financial Condition at December 31, 2010 and June 30, 2010

Assets and Liabilities

Total assets decreased $1,830,095 to $32,079,267 at December 31, 2010 as compared with total assets of $33,909,362 at June 30, 2010. This net decrease was primarily due to a decrease in cash and equivalents of approximately $5,800,000 less a net increase in the loan portfolio of $2,860,000; an increase in assets acquired in satisfaction of loans of $1,050,000  and a net increase in other assets aggregating approximately $100,000.  Total liabilities had a small decrease of approximately $223,000 between periods with a total of $25,310,000 at December 31, 2010 as compared with $25,533,000 at June 30, 2010. This decrease was substantially attributable to a decrease of $370,000 in notes payable, banks (the banks loans were paid off in July 2010), being partially offset by increases of approximately $84,000 in preferred dividends payable and approximately $37,000 in accrued expense and other liabilities.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At December 31, 2010, approximately 84% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%. At December 31, 2010, approximately 12% of the Company’s indebtedness was represented by certain notes payable which were issued in December, 2009 and March 2010 (the “2009/2010 Notes”), and, until their amendment in January 2011,  bore an interest rate of 8.5%.  At December 31, 2010, the Company had available $120,000 of credit lines from its bank, subject to the statutory and regulatory limitations imposed by the SBA, of which $0 was drawn down as of that date.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after December 31, 2010, premium payments due through the life expectancy of the insured are approximately $3,807,000 through December 31, 2015 and approximately $1,994,000 thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income, if any, and, accordingly, will continue to rely upon external sources of funds to finance growth. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2010 and 2009 or during the six months ended December 31, 2010, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000, with an interest rate of 12% per annum (except following an event of default under the Note, in which case the interest rate applicable to the Note would be 14%) to an unaffiliated lender (see Note 11 to the consolidated financial statements). In addition, in order to facilitate certain covenants under such Senior Secured Note, the Company entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the 2009/2010 Notes. Pursuant to the Amendment, the interest rate on the 2009/2010 Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company. In connection with the Amendment, the Company paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the 2009/2010 Notes.

To provide the funds necessary for expansion, management expects to raise additional capital and may incur, from time to time, additional bank indebtedness and additional SBA debentures. There can be no assurances that such additional financing will be available on acceptable terms.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at December 31, 2010, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $203,640 at December 31, 2010. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at December 31, 2010, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended  December 31,, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a )

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

AMERITRANS CAPITAL CORPORATION

Dated: February 11, 2011

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President