Form 10-Q/A
period 2009-12-31
AMERITRANS CAPITAL CORP
filed 2011-03-30
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended December 31, 2009

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                 to

Commission File Number 814-00193

AMERITRANS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2102424
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Jericho Quadrangle, Jericho, NY 11753
(Address of Registrant’s principal executive office) (Zip Code)

(212) 355-2449
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes T No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☐	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company
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

EXPLANATORY NOTE

This Amendment No. 1  to the Quarterly Report on Form 10-Q of Ameritrans Capital Corporation for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 16, 2010, is being filed solely to include the Debenture, dated December 2, 2009, by Elk Associates Funding Corp. in favor of JPMorgan Chase Bank, N.A., as Custodian for the U.S. Small Business Administration and SBIC Funding Corporation, as Exhibit 4.1 thereto.

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)   Exhibits

4.1	Executed Debenture dated December 2, 2009 by Elk Associates Funding Corp. in favor of JPMorgan Chase Bank, N.A., as Custodian for the U.S. Small Business Administration and SBIC Funding Corporation
10.1	Executed Fixed Rate Promissory Note dated January 4, 2010 between Elk Associates Funding Corp. and Bank Leumi USA. (attached hereto)
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

AMERITRANS CAPITAL CORPORATION

Dated: March 29, 2011

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President