Form 10-Q/A
period 2009-12-31
AMERITRANS CAPITAL CORP
filed 2011-04-13
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q of Ameritrans Capital Corporation for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2010 (the “Original 10-Q”), as amended by Amendment No. 1 thereto, filed with the SEC on March 30, 2011 (“Amendment No. 1”), is being filed solely to include Exhibit 4.1, which was inadvertently omitted when Amendment No. 1 was filed with the SEC, and Exhibits 10.1 and 10.2, which were inadvertently omitted when the Original 10-Q was filed with the SEC.

Item 6. Exhibits

The Exhibits filed as part of this report on Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit index is incorporated by reference.

Exhibit Index

(a)   Exhibits

4.1

Executed Debenture dated December 2, 2009 by Elk Associates Funding Corp. in favor of JPMorgan Chase Bank, N.A., as Custodian for the U.S. Small Business Administration and SBIC Funding Corporation (attached hereto)

10.1	Executed Fixed Rate Promissory Note dated January 4, 2010 between Elk Associates Funding Corp. and Bank Leumi USA (attached hereto)
10.2

Executed Demand Grid Promissory Note dated April 30, 2009 between Elk Associates Funding Corp. and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010 and extended to June 30, 2010 (attached hereto)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (attached hereto)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (attached hereto)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Previously filed with the Original 10-Q.

(All other items of Part II are inapplicable)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERITRANS CAPITAL CORPORATION

Dated: April 13, 2011

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President