Form 10-Q
period 2011-03-11
AMERITRANS CAPITAL CORP
filed 2011-05-16
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “ Act ” ) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

☐	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company
(Do not check if a small reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of registrant ’ s common stock, par value $.0001 per share, outstanding as of May 16, 2011 was 3,395,583. The number of shares of registrant ’s 9 ⅜ cumulative participating redeemable preferred stock outstanding as of May16, 2011 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS

	March 31, 2011	June 30, 2010
	(unaudited)
Assets

Investments at fair value (cost of $29,366,293 and $29,220,386, respectively):
Non-controlled/non-affiliated investments	$24,712,875	$24,904,497
Non-controlled affiliated investments	4,761	4,761
Controlled affiliated investments	361,963	546,440
Total investments at fair value	25,079,599	25,455,698

Cash and cash equivalents	3,978,673	7,362,491
Accrued interest receivable	478,749	417,925
Assets acquired in satisfaction of loans	1,075,547	28,325
Furniture, equipment and leasehold improvements, net	54,429	40,254
Deferred loan costs, net	349,023	402,160
Prepaid expenses and other assets	126,548	202,509
Total assets	$31,142,568	$33,909,362

(Continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

LIABILITIES AND NET ASSETS

	March 31, 2011	June 30, 2010
	(unaudited)
Liabilities and Net Assets

Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Notes payable, banks	-	370,000
Notes payable, other	4,500,000	3,000,000
Accrued expenses and other liabilities	844,910	576,242
Accrued interest payable	112,802	327,576
Dividends payable	253,125	84,375

Total liabilities	26,885,837	25,533,193

Commitments and contingencies (Notes 2, 3, 4 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued	-	-
9-3/8% cumulative participating redeemable preferred stock, $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value, 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(16,317,460)	(12,720,028)
Net unrealized depreciation on investments	(4,286,694)	(3,764,688)
Total	4,326,731	8,446,169
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	4,256,731	8,376,169

Total liabilities and net assets	$31,142,568	$33,909,362

Net asset value per common share	$0.19	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$607,638	$467,597	$1,652,631	$1,141,661
Controlled affiliated investments	10,573	11,314	32,373	34,858
	618,211	478,911	1,685,004	1,176,519
Fees and other income	5,989	7,762	21,104	48,502
Total investment income	624,200	486,673	1,706,108	1,225,021
Expenses:
Interest	401,890	236,513	1,054,923	583,926
Salaries and employee benefits	466,412	503,725	1,198,139	1,418,137
Occupancy costs	42,630	61,671	129,045	207,525
Professional fees	992,905	256,935	1,609,938	767,546
Directors fees and expenses	157,951	69,750	217,370	119,097
Advisory Fee	65,745	(14,261)	186,883	299,671
Other administrative expenses	157,460	167,933	531,117	473,565
Total expenses	2,284,993	1,282,266	4,927,415	3,869,467
Net investment loss	(1,660,793)	(795,593)	(3,221,307)	(2,644,446)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	72,334	(392,494)	(123,000)	(1,082,438)
	72,334	(392,494)	(123,000)	(1,082,438)
Net unrealized appreciation (depreciation) on investments	(839,663)	272,790	(522,006)	(883,293)
Net realized/unrealized losses on investments	(767,329)	(119,704)	(645,006)	(1,965,731)
Net decrease in net assets from operations	(2,428,122)	(915,297)	(3,866,313)	(4,610,177)
Distributions to preferred shareholders	(84,375)	(337,500)	(253,125)	(337,500)
Net decrease in net assets from operations available to common shareholders	$(2,512,497)	$(1,252,797)	$(4,119,438)	$(4,947,677)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.74)	$(0.37)	$(1.21)	$(1.46)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the nine months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(3,221,307)	$(2,644,446)
Net realized loss from investments	(123,000)	(1,082,438)
Unrealized depreciation on investments	(522,006)	(883,293)

Net decrease in net assets resulting from operations	(3,866,313)	(4,610,177)

Shareholder distributions:
Distributions to preferred shareholders	(253,125)	(337,500)

Capital share transactions:
Stock options compensation expense	-	28,344

Net decrease in net assets resulting from capital shares transactions and shareholder distributions	(253,125)	(309,156)

Total decrease in net assets	(4,119,438)	(4,919,333)

Net assets:
Beginning of period	8,376,169	15,143,842

End of period	$4,256,731	$10,224,509

Net assets per preferred	$3,600,000	$3,600,000

Net assets per common	$656,731	$6,624,509

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(3,866,313)	$(4,610,177)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Depreciation and amortization	59,483	63,443
Deferred compensation	-	28,344
Net realized losses on investments	123,000	1,082,438
Net unrealized depreciation on investments	522,006	883,293
Portfolio investments	(12,775,136)	(2,340,932)
Proceeds from principal receipts, sales, maturity of investments	12,506,229	3,215,946
Transfer out of portfolio to assets acquired in satisfaction of loans	(1,047,222)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(60,824)	35,146
Prepaid expenses and other assets	75,961	(80,390)
Accrued expenses and other liabilities	268,668	(61,898)
Accrued interest payable	(214,774)	(137,147)
Total adjustments	(542,609)	2,688,243
Net cash used in operating activities	(4,408,922)	(1,921,934)
Cash flows from investing activities:
Purchases of furniture and equipment	(20,521)	(5,288)
Net cash used in investing activities	(20,521)	(5,288)
Cash flows from financing activities:
Repayment of note payable, banks	(370,000)	-
Proceeds from debentures	-	9,175,000
Proceeds from note payable, other	1,500,000	3,000,000
Deferred loan cost	-	(314,244)
Dividends paid on preferred stock	(84,375)	(253,125)
Net cash provided by financing activities	1,045,625	11,607,631
Net increase (decrease) in cash and cash equivalents	(3,383,818)	9,680,409
Cash and cash equivalents:
Beginning of period	7,362,491	885,434
End of period	$3,978,673	$10,565,843

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,269,697	$721,073
Supplemental disclosure of non cash investing and financing activities:
Accrued dividends on preferred stock	$253,125	$84,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of March 31, 2011 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (145.56%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/11	1,836,544	1,836,544	1,836,544
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.81%, due 12/13	238,326	238,326	238,326
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	185,436	185,436	86,599
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	36,121	36,121	36,121
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	96,404
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	245,702	245,702	245,702
CMCA, LLC #2 (3) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.00%, due 1/09	270,000	270,000	270,000
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.0%, no stated maturity	89,396	89,396	89,396
Western Pottery LLC(6) Ceramic Sanitaryware Distributor	Subordinated Business Loan 4.25%, due 6/09	361,609	361,609	90,402
Greaves-Peters Laundry Systems Inc. Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Other Miscellaneous Loans (5)		136,065	136,065	102,908
	Total Commercial Loans		7,008,505	6,195,992
Corporate Loans Receivable (365.69%) (4)
Charlie Brown’s Acquisition Co. Retail Food Service	Term Loan B 10.25%, due 10/13	2,333,735	2,333,735	1,283,544
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 6/13	1,331,223	1,331,223	1,331,223
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, due 7/13	2,336,506	2,277,125	1,331,808
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,272,955	1,244,168	1,234,766
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	843,503	828,608	856,156
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.5%, due 3/17	1,500,000	1,485,010	1,500,000
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.50%, due 6/15	1,026,865	1,006,033	1,037,134
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	962,500	945,640	962,500

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of March 31, 2011 (Unaudited)
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Wyle Services Corporation Multi-Platform Defense Systems	Term Loan, First Lien 7.75%, due 03/16	1,243,745	1,226,870	1,256,182
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.55%, due 09/16	995,000	968,150	995,000
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, due 07/15	1, 519,375	1, 519,375	1, 519,375
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,225,352	1,312,500
Miramax Film NY, LLC Film Library	Term Loan, First Lien 7.75%, due 06/16	946,154	927,063	946,164
	Total Corporate Loans		17,318,352	15,566,352
Medallion Loans Receivable (3.58%) (4)
Boston Taxicab Medallion Portfolio	1 Medallion Loan 8.25% Weighted Average Rate	7,696	7,696	7,696
Florida Taxicab	1 Medallion Loan 12.00% Rate	144,815	144,815	144,815
	Total Medallion Loans		152,511	152,511
	Total loans receivable		24,479,368	21,914,855
Life Insurance Settlement Contracts (51.56%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		3,448,798	2,194,800
Equity Investments (22.79%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	12,009
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,015
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
MBS Lodge At Stone Oak, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		60,000	30,896
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	4,761
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	882,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,276
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500
	Total equity investments		1,438,127	969,944
	Total investments		$29,366,293	$25,079,599

(1) Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 4 to the consolidated financial statements).

(2) As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of March 31, 2011, we own 5% or more of the portfolio company’s outstanding voting securities.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (104.13%) (4)
PPCP Inc .(6)	Business Loan	$36,691	$36,691	$-
Computer Software	8.0%, due 7/08 and 1/10
Geronimo ATM Fund LLC. (6)	Collateralized Business Loan	146,822	146,822	19,234
ATM Operator	12.0%, due 5/09
Cleaners of North Beach, LLC	Collateralized Business Loan	13,800	13,800	13,800
Dry Cleaners	5.5%, due 5/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	1,858	1,858	1,858
Dry Cleaners	6.0%, due 7/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	10,236	10,236	10,236
Dry Cleaners	6.0%, due 7/11
Andy Fur Dry Cleaning, Inc. (6)	Collateralized Business Loan	12,103	12,103	-
Dry Cleaners	11.5%, due 1/10
Vivas & Associates, Inc. (6)	Collateralized Business Loan	11,985	11,985	-
Nail Salon	9.0%, due 1/10
Monticello Desserts, Inc.	Collateralized Business Loan	26,033	26,033	26,033
Retail Bakery	10.50%, due 4/10
Just Salad LLC	Collateralized Business Loan	300,000	300,000	300,000
Retail Food Service	10.0%, due 10/10
E&Y General Construction Co. (6)	Senior Real Estate Mortgage	870,791	870,791	870,791
Construction Services	10.5%, due 10/10
Sealmax, Inc. (6)	Senior Real Estate Mortgage	914,195	914,195	775,000
Construction Services	12.0%, due 4/11
Soundview Broadcasting LLC	Senior Real Estate Mortgage	1,882,189	1,882,189	1,882,189
Television and Broadcasting	6.0%, due 9/11
Golden Triangle Enterprises LLC	Senior Real Estate Mortgage	276,370	276,370	276,370
Retail Food Service	4.9%, due 12/13
Goldhkin Wholesale Ent. Inc.	Senior Real Estate Mortgage	570,413	570,413	570,413
Retail Gasoline	11.5%, due 7/12
Conklin Services & Construction Inc. (6)	Collateralized Business Loan	1,648,181	1,648,181	1,400,954
Specialty Construction and Maintenance	11.0%, due 10/08
Mountain View Bar & Grill Inc. (6)	Collateralized Business Loan	406,067	406,067	406,067
Retail Food Service	12.0%, due 5/09
J. JG. Associates, Inc. (6)	Senior Loan	190,236	190,236	87,750
Consumer Receivable Collections	no stated rate, no maturity
J. JG. Associates, Inc. (6)	Senior Loan	36,781	36,781	22,960
Consumer Receivable Collections	no stated rate, no maturity
Car-Matt Real Estate LLC (6)	Senior Real Estate Mortgage	135,577	135,577	135,577
Real Estate Mortgage	12.0%, due 11/08
633 Mead Street, LLC (3) (6)	Senior Real Estate Mortgage	215,000	215,000	175,000
Unimproved real estate	15.0%, due 8/08
CMCA, LLC (3)	Collateralized Business Loan	254,379	254,379	254,379
Consumer Receivable Collections	12.0%, no stated maturity
CMCA, LLC #2 (3)	Collateralized Business Loan	106,261	106,261	106,261
Consumer Receivable Collections	12.0%, no stated maturity
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	270,000	270,000	270,000
Construction Services	12.0%, due 1/09
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	89,386	89,386	89,386
Construction Services	12.0%, no stated maturity
Western Pottery LLC	Subordinated Business Loan	361,609	361,609	361,609
Ceramic Sanitaryware Distributor	4.25.%, due 6/09
Greaves-Peters Laundry Systems Inc.	Collateralized Business Loan	292,562	292,562	292,562
Laundromat	10.9%, due 9/13
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.0%, due 6/12	250,000	250,000	250,000
Other Miscellaneous Loans (5)		144,973	144,973	123,919
	Total Commercial Loans		9,474,498	8,722,348

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information at and for the three months and nine months ended March 31, 2011 and 2010 are unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  March 31, 2011, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three-months and nine-month periods ended March 31, 2011 and 2010, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “the Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and nine months ended March 31, 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Commission.

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

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At March 31, 2011 EAF was operating the real estate of Sealmax, Inc.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2010/2011, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2010 and 2009 or during the nine months ended March 31, 2011, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.  As of March 31, 2011, no shares have been purchased under the Plan.

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

2.    Investments

The following table shows the Company’s portfolio by security type at March 31, 2011 and June 30, 2010:

	March 31, 2011			June 30, 2010
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$7,008,505	$6,195,992	24.7%	$9,474,498	$8,722,348	34.3%
Corporate Loans	17,318,352	15,566,352	62.1%	15,519,286	14,136,860	55.5%
Life Settlement Contracts	3,448,798	2,194,800	8.7%	2,568,691	1,356,800	5.3%
Equity Securities	1,438,127	969,944	3.9%	1,438,927	1,020,706	4.0%
Taxi Cab Medallion Loans	152,511	152,511	0.6%	218,984	218,984	0.9%
Total	$29,366,293	$25,079,599	100.0%	$29,220,386	$25,455,698	100.0%

1)   Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry as of March 31, 2011 and June 30, 2010 are, as follows:

	Percentage of Portfolio at
	March 31, 2011	June 30, 2010
Broadcasting/Telecommunications	7.3%	7.4%
Commercial Construction	9.6%	10.8%
Computer Software	3.8%	-
Construction and Predevelopment	5.0%	7.5%
Direct Marketing	5.2%	-
Debt Collection	1.9%	1.9%
Education	3.4%	3.5%
Film Distribution	3.8%	-
Food	14.2%	-
Gaming	-	4.4%
Gasoline Distribution	-	2.2%
Laundromat	-	1.1%
Life Insurance Settlement Contracts	8.8%	5.3%
Military Defense	5.0%	5.0%
Manufacturing	10.2%	14.1%
Printing/Publishing	5.3%	3.7%
Processing Control Instruments	-	4.0%
Restaurant/Food Service	8.7%	17.0%
Sanitaryware Distributor	0.4%	1.4%
Supermarkets	6.0%	8.9%
Other industries less than 1%	1.4%	1.8%
TOTAL	100.0%	100.0%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had loans which are considered non-performing aggregating $4,785,595 and $7,531,813 as of March 31, 2011 and June 30, 2010, respectively. These loans are either fully or substantially collateralized and are in some instances personally guaranteed by the debtor. Included in the total non-performing loans are eighteen and twenty loans at March 31, 2011 and June 30, 2010, respectively, aggregating $3,395,780 and $5,360,723  at March 31, 2011 and June 30, 2010, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral.  The following table sets forth certain information regarding performing and non-performing loans as of March 31, 2011 and June 30, 2010:

	March 31, 2011 (Unaudited)	June 30, 2010
Loans receivable	$21,914,855	$23,078,192
Performing loans	17,129,260	15,546,379
Nonperforming loans	$4,785,595	$7,531,813
Nonperforming loans:
Accrual	$1,389,815	$2,171,090
Nonaccrual	3,395,780	5,360,723
	$4,785,595	$7,531,813

The Company has pledged its loans receivable and all other assets of the Company as collateral for its lines of credit (see Note 4).

As of March 31, 2011 the Company has accrued, but not yet paid, approximately $80,000 in professional fees, in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”)related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company will pay a pro rated annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter. The Advisory Agreement also provides for an Income Based and Capital Gains fee as described therein.

Pursuant to the Advisory Agreement, the Adviser serves as the non-discretionary investment adviser to the Company with respect to the investment in below investment grade senior loans and notes, and subordinated notes, which are collectively referred to as “Corporate Loans” and incidental equity investments received in connection with the investment in the Debt Portfolio (“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of management and the Board.

At such time as the Velocity Assets exceed $75 million, the Adviser’s services under the Advisory Agreement will be exclusive to the Company with respect to the Velocity Assets.  The Advisory Agreement may be terminated at any time, without payment of a penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Adviser.  The Advisory Agreement will automatically terminate in the event of its assignment by the Adviser. See Note 11, Subsequent Events, regarding termination of this Advisory Agreement.

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

As of March 31, 2011, the fair value of the policies owned by the Company was $2,194,800, which represents the estimated fair value for the five life insurance policies with an aggregate face value of $17,659,809. The Company’s cost on these policies to date is $3,448,798, including insurance premiums of $880,107, which were paid in the nine-month period ended March 31, 2011. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force.

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

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Fiscal Year Ending June 30	Policy Premiums

2011 (three months)	$211,524
2012	846,096
2013	846,096
2014	846,096
2015	846,096
Thereafter	1,993,441
$5,589,349

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

Fair Value of Investments

Effective July 1, 2008, the Company adopted ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in a principal market to market participant, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

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

Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,195,992	$-	$-	$6,195,992
Corporate Loans	15,566,352	1,312,500	-	14,253,852
Life Settlement Contracts	2,194,800	-	-	2,194,800
Equity Securities	969,944	6,276	-	963,668
Taxicab Medallion Loans	152,511	-	-	152,511
Total Investments	$25,079,599	$1,318,776	$-	$23,760,823

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Taxicab Medallion Loans	Total
Beginning balance as of June 30, 2010	$8,722,348	$12,868,110	$1,356,800	$1,009,548	$218,984	$24,175,790
Net realized losses on investments	(105,914)	(139,448)	-	(800)	-	(246,162)
Net unrealized losses on investments	(60,363)	(437,972)	(42,107)	(45,080)	-	(585,522)
Purchases of investments	1,719	10,423,308	880,107	-	-	11,305,134
Repayments, sales or redemptions of investments	(2,361,798)	(8,460,146)	-	-	(66,473)	(10,888,417)
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance as of March 31, 2011	$6,195,992	$14,253,852	$2,194,800	$963,668	$152,511	$23,760,823

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(585,522)

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	(246,162)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$(831,684)

3.      Debentures Payable to SBA

At March 31, 2011 and June 30, 2010 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	March 31, 2011	June 30, 2010	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  As of March 31, 2011, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 51.3%. Accordingly, Elk had a condition of capital impairment as of March 31, 2011, which would require additional capital of approximately $4.0 million to cure.   In October 2010, members of management met with representatives of SBA for a portfolio review meeting.  After discussions with SBA, management has undertaken a plan to invest additional equity in Elk which, it is anticipated, will cure the condition of capital impairment. See Note 11, Subsequent Events, for recent developments in connection with such plan.

4.      Notes Payable

Banks

At March 31, 2011, the Company ha a $120,000 line of credit with a bank, with no balance outstanding, as the line had been paid in full as of August 31, 2010. Although this loan was paid in full, the line remains available until its maturity date of July 6, 2011. Pursuant to the terms of the current agreement governing the line of credit, the Company is required to comply with certain covenants and conditions, as defined in the agreement. The Company has pledged its loans receivable and all other assets as collateral for the line of credit. Pursuant to the SBA agreement and an “intercreditor agreement” between the lending bank and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the bank. In accordance with the loan documentation with the SBA and the bank, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to an SBA formula “borrowing base,” which was submitted for review to the SBA and the bank for periodic review. As there are no outstanding bank balances, SBA has indicated that the Company is not required to submit the borrowing base. The Company also had another credit line with availability of $352,000. The amount outstanding on this line was paid in full as of August 31, 2010. This line, which was previously extended to December 10, 2010, expired by its terms as of that date.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $40,304 and $30,078 for the three-month periods ended March 31, 2011 and 2010, respectively, and $100,460 and $35,759 for the nine-month periods ended March 31, 2011 and 2010, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $17,587 and $1,283 for the three-month periods ended March 31, 2011 and 2010, respectively, and $46,462 and $1,283 for the nine-month periods ended March 31, 2011 and 2010, respectively.

In connection with the issuance of a Senior Secured Note on January 19, 2011 (See below), in order to facilitate certain covenants under the 2011 Note relating to the 2009/2010 Notes, the Company entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the 2009/2010 Notes. Pursuant to the Amendment, the interest rate on the 2009/2010 Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company. In connection with the Amendment, the Company paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the 2009/2010 Notes.

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000 (the “2011 Note”) to an unaffiliated lender. The Note bears interest at the rate of 12% per annum (except following an event of default under the 2011 Note, in which case the interest rate would be 14%) and matures on February 1, 2012. The Company may prepay the 2011 Note at any time. The Company is required to prepay the 2011 Note in certain circumstances, including in the event and to the extent (i) the Company issues any capital stock (other than upon the conversion of securities outstanding as of January 19, 2011), (ii) a subsidiary of the Company pays a dividend to the Company; (iii) the Company sells assets (other than in the ordinary course of business in an amount less than $100,000 in the aggregate and only to the extent of 50% of the proceeds from such sales); or (iv) the Company engages in a transaction that results in a change of control. The Company will incur a 15% fee for any principal prepayments other than in respect of asset sales. The Company’s obligations under the 2011 Note may be accelerated by the 2011 Note holder under certain circumstances, including: (i) the Company fails to pay the principal of the 2011 Note when due or interest on the 2011 Note when due and such failure continues for three business days and/or fails to pay any other amount payable under the 2011 Note for thirty days following notice of such failure; (ii) the Company materially breaches any representation, warranty or covenant made pursuant to the 2011 Note and such breach is not cured within five business days following the Company’s awareness thereof or receipt of notice with respect thereto; (iii) the Company or any of its subsidiaries commences a bankruptcy or similar proceeding (or such a proceeding is commenced against the Company or its subsidiaries); (iv) a person or group of persons acquires a majority of the voting power of the Company or Elk; (v) a judgment is entered against the Company or any of its subsidiaries in an aggregate amount exceeding $500,000 or any execution, garnishment or attachment is levied against the Company’s or any of its subsidiaries’ assets and such execution, garnishment or attachment impairs the Company’s or its subsidiaries’ ability to conduct its business; (vi) the Company fails to pay obligations in excess of $500,000 when due; or (vii) an event occurs which has or would reasonably be expected to have a material adverse effect on the Company’s or any of its subsidiaries’ business. The 2011 Note also contains customary representations and warranties as well as affirmative and negative covenants. Pursuant to the 2011 Note, the Company has agreed, among other things, (i) to reimburse the lender for certain out-of-pocket expenses incurred in connection with the 2011 Note; (ii) to maintain a minimum consolidated net asset value of $4,000,000; (iii) not to sell any material assets with a fair market value in excess of $500,000; (iv) not to declare or pay any dividend with respect to any class of capital stock or make any payment on any indebtedness ranking junior to the lender under the 2011 Note; (v) not incur any indebtedness for borrowed money in excess of $250,000; and (vi) not to enter into certain related party transactions. The 2011 Note is secured by a pledge of 100% of the issued and outstanding shares of common stock of Elk owned by the Company. In order to facilitate certain covenants under the 2011 Note relating to the Company’s 2009/2010 Notes, on January 19, 2011, the Company entered into an Amendment to Promissory Note with each holder of the 2009/2010 Notes (see above).

In connection with a Stock Purchase Agreement (see Note 11, Subsequent Events), on April 12, 2011, the Company also entered into an amendment to the 2011 Note (the “Note Amendment”), which amended a provision of the 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provides that the Company shall not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the 2011 Note remain in full force and effect.

5.      Dividends to Stockholders

The following table sets forth the dividends declared and/or accrued  by the Company on its Common Stock and Preferred Stock for the nine months ended March 31, 2011 and 2010:

	For the nine months ended March 31, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2010 - September 30, 2010)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2010 – December 31, 2010)	0.28125	84,375	Not Declared
Third quarter (January 1, 2011 – March 31, 2011)	0.28125	84,375	Not Declared
Total Preferred Stock Dividends	$0.84375	$253,125

	For the nine months ended March 31,2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
Fourth quarter (April 1, 2009 - June 30, 2009)	$0.28125	$84,375	2/25/10	3/8/10	3/12/10
First quarter (July 1, 2009 - September 30, 2009)	0.28125	84,375	2/25/10	3/8/10	3/12/10
Second quarter (October 1, 2009 - December 31, 2009)	0.28125	84,375	2/25/10	3/8/10	3/12/10
Third quarter (January 1, 2010 - March 31, 2010)	0.28125	84,375	4/9/10	4/22/10	4/27/10
Total Preferred Stock Dividends Declared	$1.1250	$337,500

The Company has not declared a Preferred Stock dividend for the quarters ended September 30, 2010, December 31, 2010 or March 31, 2011. Dividends on Preferred Stock accrue whether or not they have been declared. As of March 31, 2011, dividends not declared and in arrears were $253,125.   The Company did not declare or pay any dividends on its Common stock during the nine months ended March 31, 2011.

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

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of March 31, 2011 and June 30, 2010 were approximately $22,245,000 and $21,253,700 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

The carrying value of the note payable, other is a reasonable estimate of the fair value based on prevailing market rates.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments

7.      Related Party Transactions

Total occupancy costs under previously existing leases and overhead cost reimbursement agreements paid to a law firm related to the Company’s former Chairman of the Board and certain other officers of the Company, and to another entity in which an officer of the Company has a financial interest, amounted to $0 and $207,525 for the nine months ended March 31, 2011 and 2010, respectively, and $0 and $61,671 for the three months ended March 31, 2011 and 2010, respectively.

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of March 31, 2011, options to purchase an aggregate of 233,000 shares of Common Stock were outstanding and fully vested.

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

The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares.  As of March 31, 2011, options to purchase an aggregate of 59,000 shares of common stock were outstanding and fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

Options Granted, Expired and Canceled

There were no options granted during the nine-month period ended March 31, 2011.

Options for 29,425 shares expired during the nine-month period ended March 31, 2011.

After adoption of ASC 718-10 (previously SFAS No. 123R, “ Accounting for Stock-Based Compensation ”)  (see Note 1), the fair value of the options granted amounted to $191,040 at March 31, 2011 and June 30, 2010, which is reflected as additional paid-in capital in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the nine months ended March 31, 2011 and 2010 was $0 and $28,344, respectively, and for the three months ended March 31, 2011 and 2010 was $0 and $1,449, respectively.  As of March 31, 2011, there was no deferred compensation related to unvested options.

The following tables summarize information about the transactions of both stock option plans as of March 31, 2011:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2010	321,425	$3.71
Granted	-	-
Canceled	-	-
Expired	(29,425)	5.81
Exercised	-	-
Options outstanding at March 31, 2011	292,000	$3.50

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011	Weighted Average Years Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$3.60	13,888	2.14	$3.60	13,888	$3.60
$5.28	80,000	2.16	$5.28	80,000	$5.28
$5.30	9,433.73		$5.30	9,433	$5.30
$4.50	20,000	1.53	$4.50	20,000	$4.50
$4.93	10,141	1.11	$4.93	10,141	$4.93
$2.36	133,000	2.53	$2.36	133,000	$2.36
$1.78	25,538	3.10	$1.78	25,538	$1.78
$1.78 - $5.30	292,000	2.28	$3.50	292,000	$3.50

10.      Financial Highlights

	Nine Months Ended March 31, 2011 (Unaudited)	Nine Months Ended March 31, 2010 (Unaudited)	Year Ended June 30, 2010
Net share data
Net asset value at the beginning of the period	$1.40	$3.40	$3.40
Net investment loss	(0.95)	(0.78)	(1.17)
Net realized and unrealized gains ( losses) on investments	(.19)	(0.57)	(0.71)
Net decrease in net assets from operations	(1.14)	(1.35)	(1.88)
Distributions to Stockholders (4)	(.07)	(0.10)	(0.12)
Total decrease in net asset value	(1.21)	(1.45)	(2.00)
Net asset value at the end of the period	$0.19	$1.95	$1.40
Per share market value at beginning of period	$1.32	$1.63	$1.63
Per share market value at end of period	$1.02	$1.30	$1.32
Total return (1)	(23.48)%	(14.20)%	(11.60)%
Ratios/supplemental data
Average net assets (2) (in 000’s)	$2,716	$9,084	$8,160
Total expense ratio (3)	241.9%	56.8%	69.0%
Net investment loss to average net assets (5)	(158.1)%	(38.8)%	(48.8)%

(1) Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of common stock dividends on the payment date, by the per share market value at the beginning of the year.

(2) Average net assets excludes capital from preferred stock.

(3) Total expense ratio represents total expenses divided by average net assets annualized for interim periods.

(4) Amount represents total dividends on both common and preferred stock divided by weighted average shares.

(5) Annualized for interim periods.

11.      Subsequent Events

Stock Purchase Agreement

On April 12, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Renova US Holdings Ltd. (the “Purchaser”).  The entry into the Purchase Agreement was unanimously approved by the Company’s Board of Directors.

Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase, (i) common stock, par value $0.0001 per share, of the Company (the “Common Stock”) for an aggregate purchase price of $25,000,000 and at the price per share of Common Stock equal to the Applicable Per Share Purchase Price, as defined below (the “Initial Purchased Stock”), at an initial closing (the “Initial Closing”) to be held no later than November 30, 2011 and (ii) additional Common Stock, for an aggregate purchase price initially equal to $35,000,000 (if such investment is made at the Initial Closing) as may be increased (to the extent such investment is made at Subsequent Closings (as defined below)) to up to $40,000,000 in accordance with the terms of the Purchase Agreement at the price per share of Common Stock equal to the Applicable Per Share Purchase Price (the “Additional Purchased Stock” and together with the Initial Purchased Stock, the “Purchased Stock”) at subsequent quarterly closings (each, a “Subsequent Closing”) to be held from time to time between the date of the Initial Closing and the second anniversary of the Initial Closing based on the terms and conditions of the Purchase Agreement.

The per share purchase price of the Purchased Stock will be the greater of (i) $1.80 and (ii) the per share net asset value of the Company, as determined by the Board of Directors of the Company as of a time not more than 48 hours (excluding Sundays and holidays) prior to the Initial Closing or Subsequent Closing, as applicable (the “Applicable Per Share Purchase Price”). Based on a per share purchase price of $1.80, the Purchaser would own approximately 80.3% of the issued and outstanding Common Stock following the Initial Closing and approximately 91.4% of the issued and outstanding Common Stock following the final Subsequent Closing (assuming the maximum $40,000,000 purchase price is paid for the Additional Purchased Stock and no other issuances of Common Stock are made prior to that date other than pursuant to the Purchase Agreement).

Consummation of the Initial Closing is subject to customary closing conditions, including, without limitation, (i) approval by the stockholders of the Company of (A) the issuance of the Initial Purchased Stock and Additional Purchased Stock (the “Stock Issuance”), (B) an amended and restated certificate of incorporation to, among other things, increase the number of shares of capital stock that the Company is authorized to issue (the “Charter Amendment”), and (C) an investment advisory agreement with Ameritrans Capital Management LLC; (ii) delivery of notice of termination of the Advisory Agreement between the Company and the Adviser (see Note 2); (iii) the accuracy of the representations and warranties made by the Company and the Purchaser in the Purchase Agreement (subject to certain materiality qualifications and cure periods); (iv) the absence of any injunction, court order or law prohibiting or enjoining the Initial Closing; (v) no occurrence of a material adverse effect; and (vi) the approval of the Small Business Administration (the “SBA”) of the indirect change of control of Elk.  If the Initial Closing does not occur on or before November 30, 2011, either party may terminate the Purchase Agreement.

The Company has also agreed to reconstitute the Company’s Board of Directors at the Initial Closing by accepting the resignations of four current directors to be determined, increasing the size of the Board of Directors to eleven and appointing certain individuals identified by the Purchaser (as set forth in the Purchase Agreement) to fill the resultant vacant seats.

Consummation of each Subsequent Closing is also subject to certain limited closing conditions, including, without limitation, (i) the representations and warranties of the Company having been accurate as of the date of the Purchase Agreement and the date of the Initial Closing (subject to certain materiality qualifications and the parties’ obligation to use commercially reasonable efforts to cure such condition, and qualified by certain disclosures otherwise made to the Purchaser prior to the Initial Closing); (ii) the absence of any injunction, court order or law prohibiting or enjoining such Subsequent Closing (subject to the parties’ obligation to use commercially reasonable efforts to render permissible the consummation of the purchase and sale of the Purchased Stock); and (iii) Elk having remained in good standing with the SBA,  in substantial compliance with all applicable rules and regulations and eligible to receive leverage commitments under normal requirements and conditions.

The Purchase Agreement contains customary representations and warranties of the Company and the Purchaser made to each other as of specific dates.  The assertions embodied in those representations and warranties were made solely for purposes of the contract between the Company and the Purchaser and may be subject to important qualifications and limitations including, without limitation, those made in a confidential Disclosure Schedule, agreed to by the Company and the Purchaser in connection with the negotiated terms.  Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to shareholders or may have been used for purposes allocating risk among the Company and the Purchaser rather than establishing matters as facts.

The Purchase Agreement includes customary covenants of the Company and the Purchaser.

The Purchase Agreement also includes termination provisions for both the Company and the Purchaser, including provisions that permit the Company to terminate the Purchase Agreement to enter into a “Superior Proposal” (as defined in the Purchase Agreement).  Under specified circumstances upon termination of the Purchase Agreement, the Company or the Purchaser may be obligated to reimburse the other party for certain expenses incurred by the other in connection with the transaction, up to a maximum of $1,000,000 in the aggregate.  The Purchase Agreement also provides that, in connection with the termination of the Purchase Agreement under specified circumstances, the Company will be required to pay the Purchaser a special termination fee of up to a maximum of $3,000,000 (less any previously paid expense reimbursement fees).

Pursuant to the Purchase Agreement, within three (3) business days following the date of the Purchase Agreement, the Company must notify the Adviser that the Company is terminating the Advisory Agreement as of the later to occur of the Initial Closing or the date that is 60 days following the date of such notice.   The Company will not incur any material termination penalty payments as a result of the termination of the Advisory Agreement.

The Common Stock to be issued and sold to the Purchaser pursuant to the Purchase Agreement has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be sold in a private transaction pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder based on representations made to the Company by the Purchaser regarding its status as an accredited investor and the absence of any general solicitation in connection with the transaction.

On April 12, 2011, the holders of 1,503,018 shares (the “Shares”) of Common Stock, or approximately 41% of the Company’s outstanding voting stock, entered into a Support Agreement (the “Support Agreement”) with the Purchaser.  Pursuant to the Support Agreement, each stockholder party thereto agreed, among other things, to vote the Shares held by such stockholder in favor of the approval of Stock Issuance, the Charter Amendment and the Advisory Agreement.

In connection with the termination of the Advisory Agreement, described above, the Company canceled a warrant that was issued to the Adviser on December 10, 2009. Such warrant gave the Adviser the right to purchase 100,000 shares of the Company’s common stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

Termination of Officers

Effective March 31, 2011, the Company entered into Separation and Release Agreements with two former executives, Ellen Walker and Lee Forlenza, that provided for severance payments of $57,512 and $36,631, respectively, in exchange for release of the Company for any claims they may have or, potentially may have with respect to their employment and the cessation of such employment with the Company.

Amendment to Senior Secured Note

On April 12, 2011, the Company also entered into an amendment to the 2011 Note (see Note 4. Notes Payable – Other) to the 2011 Note (the “Note Amendment”), which amended the 2011 Note. The Note Amendment amended a provision of the Original Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provides that the Company shall not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the Original Note remain in full force and effect.

12.    Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011- 02). ASU 2011-02 amends Topic 310 by requiring that a creditor, when evaluating whether a restructuring constitutes a troubled debt restructuring, separately conclude that both the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of ASU 2011-02 to have an impact on its financial condition or results of operations.

In January 2011, the FASB issued Accounting Standards Update 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20”, which defers the effective date of the new disclosures about troubled debt restructurings required by ASU 2010-20. The delay will allow the FASB to complete its deliberations on what constitutes a troubled debt restructuring. The anticipated effective date for the new disclosures is for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a Consensus of the FASB Emerging Issues Taskforce.” The objective of this update was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure required for business combinations. The update specifies that a public entity which presents comparative financial statements, must disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning July 1, 2011. The Company believes the adoption of the provisions of this amendment will not have a material impact on the Company’s financial condition and results of operations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. The adoption of FASB ASU 2010-20 did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to ahsorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009. The adoption of this standard did not have a material impact on the Company's financial condition and results of operations.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities ). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a VIE from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The adoption of the provisions of ASC 810 did not have a material impact on the Company’s financial condition and results of operations.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Total Investment Income

The Company’s investment income for the three months ended March 31, 2011 increased $137,527, or 28%, to $624,200, as compared to investment income of $486,673 for the three months ended March 31, 2010.  The increase in investment income between the periods can be attributed primarily to an overall increase in the size of the Company’s investment portfolio, which increased approximately 6.4% at March 31, 2011 as compared with March 31, 2010.

Commercial Loans outstanding as of March 31, 2011 decreased by $2,668,729, or 30%, to $6,195,992, as compared with $8,864,721 at March 31, 2010. The decrease in Commercial Loans was due, primarily, to loan amortization and paid off loans of approximately $1,793,000, foreclosure on two loans that had been carried at an aggregate of $1,047,000, fair value adjustments of approximately $75,000 and a realized loss on a foreclosed loan of $100,000, partially offset by new loans aggregating $341,000.

Corporate Loans outstanding as of March 31, 2011 increased by $3,084,909, or 25%, to $15,566,352, as compared with $12,481,443 outstanding at March 31, 2010. This increase was primarily attributable to new loans of approximately $17,281,000, partially offset by payoffs of approximately $13,241,000 and the reduction of the fair value of certain loans of approximately $955,000.

Taxicab Medallion Loans outstanding as of March 31, 2011 decreased by $68,985, or approximately 31%, to $152,511, as compared with $221,496 at March 31, 2010 as a result of the payoff of one loan.  The average interest rate earned on medallion loans remained the same in 2011 as compared with the prior year. Interest income on these loans of $4,500 for the three months ended March 31, 2011 approximated that of the comparable 2010 period.

Life Settlement Contracts outstanding increased by $1,210,800 as of March 31, 2011, or 123%, to $2,194,800, from $984,000 at March 31, 2010.  This investment has stopped accruing interest and a fair value adjustment of $1,250,000 has been made to reflect the value of the investment.   The investment has been valued based on industry valuation.  This revaluation was partially offset by additional premiums paid.

Operating Expenses

Interest expense for the three months ended March 31, 2011 increased approximately $165,000, or 70%, to $401,890, as compared to $236,513 for the three months ended March 31, 2010.  This increase was primarily due to a $9,175,000 increase in SBA Debentures and a $975,000 note offering in March 2010 being outstanding throughout the current period, as well the addition of a $1.5 million Senior Secured Note in January 2011.

Salaries and employee benefits for the three months ended March 31, 2011 decreased $37,313 to $466,412, or approximately 7%, when compared with $503,725for the three months ended March 31, 2010.  This decrease reflects the reduction in staff as well as a restructuring of the employment agreement of a key employee.

Occupancy costs for the three months ended March 31, 2011 decreased by $19,041 to $42,630, or approximately 31%, when compared with $61,671for the three months ended March 31, 2010.   This was due to relocation of the Company’s offices to less expensive space and the closing of a storage facility in July 2010.

Professional fees for the three months ended March 31, 2011 increased $735,970 to $992,905, or approximately 286%, when compared with $256,935 for the three months ended March 31, 2010. This increase is primarily attributable to legal fees incurred in connection with a financing transaction entered into subsequent to March 31, 2011.  Included in professional fees are accounting fees relating to the Company’s internal controls; consulting fees in connection with the Company’s chief financial officer; legal fees to non-related parties; general legal fees to both related and non-related  parties; legal fees related to the Company’s life settlement portfolio; fees for accounting services and audit fees. Accounting fees for internal controls decreased approximately $48,000 to $16,000 when compared to the three months ended March 31, 2010.  In 2010, documentation with regard to controls was being improved. Therefore, more fees were spent on implementation in the 2010 quarter with no corresponding activity in the 2011 quarter. General accounting fees increased approximately $10,000 to $49,000 when compared with the three months ended March 31, 2010.  Audit fees increased approximately $20,000 to $73,000 when compared with the three months ended March 31, 2010. Consulting fees related to the Company’s chief financial officer, who started in July 2010, were $56,000 in the 2011 quarter as compared with $0 in the comparable 2010 period. Legal fees to non-related parties increased approximately $708,000 to $798,000 when compared to the three months ended March 31, 2010.This increase is almost entirely a result of increased legal activity related to the Company’s issuance of a $1.5 million Senior Secured Note in January 2011 and fees in connection with a Stock Purrchase Agreement entered into in April 2011.

Advisory Fees increased $80,006 to $65,745, or 561%, when compared with $(14,261) for the three months ended March 31, 2010.  This increase was primarily due to normal quarterly fees in the current period as compared with a negative amount  in the corresponding 2010 period that resulted from the reversal, in the third quarter of fiscal 2010, of an accrual related to fees for capital gains in a prior period.

Miscellaneous administrative expenses decreased $10,473, or 6%, to $157,460 for the three months ended March 31, 2011 when compared with $167,933 for the three months ended March 31, 2010.  This decrease was primarily due to increased efficiencies and cost-cutting efforts.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $2,428,122, for the three months ended March 31, 2011 as compared to $915,297 for the three months ended March 31, 2010.   The change in net assets from operations between the periods, a net decrease of $1,512,825, was primarily the result of a net increase in unrealized loss of $1,112,453 and a net decrease in investment income of $865,200, as partially offset by a net increase in realized gain of $464,828.

Dividends for Participating Preferred Stock, accrued, but not declared, were $253,125 in the three months ended March 31, 2011. Dividends for Participating Preferred Stock, aggregating $337,500 were accrued, of which $253,125 were declared and paid in the three months ended March 31, 2010, with the balance of $84,375 being declared and paid in April 2010.

Results of Operations for the Nine Months Ended March 31, 2011 and 2010

Total Investment Income

The Company’s investment income for the nine months ended March 31, 2011 increased $481,087, or 39%, to $1,706,10 , as compared with $1,225,021 for the nine months ended March 31, 2010.  The increase in investment income between the periods can be attributed primarily to the increase in the Company’s Corporate loan portfolio stemming from the use of $9,175,000 proceeds from the SBA debentures received in December 2009.

For changes in outstanding balances of Commercial Loans, Corporate Loans, Taxicab Medallion Loans and Life Settlement Contracts see the discussion, above, under “Results of Operations for The Three Months Ended March 31, 2011 and March 31, 2010.”

Operating Expenses

Interest expense for the nine months ended March 31, 2011 increased $470,997, or 81%, to $1,054,923, as compared with $583,926 for the nine months ended March 31, 2010.  This increase was primarily due to the $975,000 note offering in March 2010 and $1.5 million Senior Secured Note in January 2011.

Salaries and employee benefits for the nine months ended March 31, 2011 decreased $219,998 to $1,198,139, or approximately 16%, when compared to $1,418,137 for the nine months ended March 31, 2010.  This decrease reflects a reduction in staff, as well as a restructuring of  the employment agreement of a key employee, net of an increase in pension expense, as the Company made a contribution during the third quarter of fiscal 2011

Occupancy costs for the nine months ended March 31, 2011 decreased $78,480, or 38%, to $129,045 from $207,525 for the same period in 2009 as a result of relocation of the Company’s offices to less expensive space and the closing of a storage facility in July 2010.

Professional fees for the nine months ended March 31, 2011 increased $842,392 to $1,609,938, or approximately 110%, when compared with $767,546 for the nine months ended March 31, 2010. Accounting fees for internal controls decreased approximately $65,000 when compared to the nine months ended March 31, 2010. General accounting fees were relatively flat, going from $150,000 in the 2010 nine-month period to $161,000 in the 2011 nine-month period.  Audit fees increased approximately $2,000 to $158,000, when compared with $156,000 for the nine months ended March 31, 2010. Consulting fees related to the Company’s chief financial officer, who started in July 2010, was $143,000 in the 2011 nine-month period and $0 in the comparable 2010 period. Legal fees to non-related parties increased approximately $827,000 to $1,070,000 in the 2011 period when compared with $243,000 for the nine months ended March 31, 2010 and were related, primarily, to the Company’s issuance of a $1.5 million Senior Secured Note in January 2011 and fees in connection with a Stock Purrchase Agreement entered into in April 2011 and, to a lesser extent, to fees in connection with SEC compliance, foreclosures and office lease issues.   Legal fees associated with the Company’s life settlement portfolio decreased to $1,830 during the nine months ended March 31, 2011 from approximately $65,000 in the comparable prior period because of the activity relating to resolution of issues during the earlier period.

Advisory Fees decreased approximately $112,000 or 38%, to $186,883 in the nine months ended March 31, 2011 when compared with $299,671 for the nine months ended March 31, 2010.  This decrease was primarily due to a one-time payment of $225,000 in the 2010 period, as specified in the Advisory Agreement.

Miscellaneous administrative expenses increased $57,552, or 12%, to $531,117 for the nine months ended March 31, 2011 when compared with $473,565 for the nine months ended March 31, 2010. This increase was significantly due to a $76,000 increase in foreclosure expense and increases in moving and related office expenses aggregating $31,000, as partially offset by decreases in  insurance, depreciation and computer expenses.

Decrease in Net Assets from Resulting from Operations and Net Unrealized/Realized Gains (Losses)

The decrease in net assets resulting from operations decreased $743,864, or 16% to $3,866,313for the nine months ended March 31, 2011 from $4,610,177 for the nine months ended March 31, 2010.  This change in net assets from operations between periods was attributable primarily to a net increase in investment loss of approximately $577,000 (primarily attributable to an increase in interest income resulting from the larger investment portfolio of approximately $481,000, as offset by an increase in expenses of approximately $1,060,000), an increase in net realized loss from investments of approximately $960,000 and a change from unrealized depreciation on investments in the 2010 period to unrealized appreciation on investments in 2010 aggregating approximately $362,000.

Dividends on Participating Preferred Stock, accrued, but not declared, were $253,125for the nine months ended March 31, 2011. Dividends for Participating Preferred Stock, aggregating $337,500 were accrued, of which $253,125 were declared and paid, in the nine months ended March 31, 2010, with the balance of $84,375 being declared and paid in April 2010.

Financial Condition at March 31, 2011 and June 30, 2010

Assets and Liabilities

Total assets decreased approximately $2,766,000 to $31,143,000 at March 31, 2011 as compared with total assets of $33,909,000 at June 30, 2010. This net decrease was primarily due to a decrease in cash and equivalents of approximately $3,400,000 less a net decrease in the loan portfolio of $375,000; an increase in assets acquired in satisfaction of loans of $1,050,000 and a net decrease in other assets aggregating approximately $50,000.  Total liabilities had an increase of approximately $1,353,000 between periods with a total of approximately $26,886,000 at March 31, 2011 as compared with $25,533,000 at June 30, 2010. This increase was substantially attributable to the increase in notes payable, other of $1.5 million in January 2011, as partially offset by the payoff of bank debt of $370,000 in July 2010.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures and internally generated funds.

At March 31, 2011, approximately 79% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%. At March 31, 2011, approximately 11% of the Company’s indebtedness was represented by certain notes payable which were issued in December 2009 and March 2010 (the “2009/2010 Notes”), and, until their amendment in January 2011, bore an interest rate of 8.5%.  At March 31, 2011, the Company had available $120,000 of credit lines from its bank, subject to the statutory and regulatory limitations imposed by the SBA, of which $0 was drawn down as of that date.

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000, with an interest rate of 12% per annum (except following an event of default under the Note, in which case the interest rate applicable to the Note would be 14%) to an unaffiliated lender (see Note 4 Notes Payable - Other, of Notes to Consolidated Financial Statements).

These notes represented almost 6% of the Company’s indebtedness at March 31, 2011. In addition, in order to facilitate certain covenants under such Senior Secured Note, the Company entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the 2009/2010 Notes. Pursuant to the Amendment, the interest rate on the 2009/2010 Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company. In connection with the Amendment, the Company paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the 2009/2010 Notes.

In September 2006, the Company invested in life settlement contracts which require the company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after March 31, 2011, premium payments due through the life expectancy of the insured are approximately $3,595,000 through December 31, 2015 and approximately $1,994,000 thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income, if any, and, accordingly, will continue to rely upon external sources of funds to finance growth. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2010 and 2009 or during the nine months ended March 31, 2011, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

On April 12, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Renova US Holdings Ltd. (the “Purchaser”).  Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase, (i) common stock, par value $0.0001 per share, of the Company (the “Common Stock”) for an aggregate purchase price of $25,000,000 at an initial closing to be held no later than November 30, 2011 and (ii) additional Common Stock, for an aggregate purchase price initially equal to $35,000,000 (if such investment is made at the initial closing) as may be increased to up to $40,000,000 in accordance with the terms of the Purchase Agreement at subsequent quarterly closings to be held from time to time between the date of the initial closing and the second anniversary of the initial closing based on the terms and conditions of the Purchase Agreement. See Note 11, Subsequent Events, of Notes to Consolidated Financial Statements.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at March 31, 2011, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $132,198 at March 31, 2011. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at March 31, 2011, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended  March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMERITRANS CAPITAL CORPORATION

Dated: May 16, 2011

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President