Form 10-K
period 2011-06-30
AMERITRANS CAPITAL CORP
filed 2011-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2011

AMERITRANS CAPITAL CORPORATION

Delaware (State of incorporation)	814-00193 Commission File Number	52-2102424 (I.R.S. Employer Identification No.)

50 JERICHO QUADRANGLE, SUITE 109, JERICHO, NEW YORK 11753

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

The aggregate market value of the Registrant ’ s common stock held by non-affiliates (based upon the closing price of the Registrant’s common stock, $0.0001 par value, of $0.97 per share, as reported on the NASDAQ Capital Market on December 31, 2010) was approximately $1,679,705.

The number of outstanding shares of Registrant’s common stock, $.0001 par value as of September 16, 2011 was 3,395,583.  The number of shares of Registrant’s 9 ⅜ % cumulative participating redeemable preferred stock as of September 16, 2011, was 300,000.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of the registrant ’ s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of June 30, 2011, are incorporated by reference into Part III of this Form 10-K.  Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

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

AMERITRANS CAPITAL CORPORATION

2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS OF AMERITRANS

GENERAL

Ameritrans Capital Corporation ( “Ameritrans”) is a Delaware closed-end investment company formed in 1998, which makes loans and investments with the goal of generating both current income and capital appreciation. Through our wholly-owned subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by U.S. Small Business Administration (the “SBA”) regulations. Elk Capital Corporation (“Elk Capital”) is a wholly owned subsidiary of Ameritrans. From time-to-time, Elk Capital holds title to assets acquired in satisfaction of loans. As used in this Annual Report, references to the “Company”, “we”, “us” or “our” refer to Ameritrans and its subsidiaries, including Elk, collectively, unless otherwise indicated or the context otherwise requires.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their boards of directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes.  Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders.  We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income, if any, to our stockholders as dividends.  Elk’s dividends are payable to Ameritrans as Elk’s sole stockholder.  For the fiscal year ended June 30, 2011, no 9 3/8% Cumulative Participating Redeemable Preferred Stock (“Preferred Stock”) dividends have been paid. The dividends for the quarters ending June 30, 2009, September 30, 2009 and December 31, 2009, were paid on March 12, 2010 and the dividends for the quarters ended March 31, 2010 and June 30, 2010 were  paid when due on April 27, 2010 and August 17, 2010, respectively.

CORPORATE HISTORY AND OFFICES

Elk was formed in August 1980 as a New York Corporation. In December 1998, we completed a share-for-share exchange with Elk, whereby Ameritrans became Elk’s sole shareholder.  Both Ameritrans and Elk have the same boards of directors.

Our principal executive offices are located at 50 Jericho Quadrangle, Suite 109, Jericho, NY 11753 and our telephone number is (212)355-2449. We also maintain an office at 830 Third Avenue, 8 th Floor, New York, NY 10017.  Information about us may also be obtained from the Securities and Exchange Commission’s website ( http://www.sec.gov ). We maintain a website on the Internet at http://www.ameritranscapital.com . Information contained on our website is not incorporated by reference into this Annual Report, and that information should not be considered as part of this Annual Report. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

During the fiscal year ended June 30, 2011, Elk had one (1) wholly owned subsidiary: EAF Holding Corporation.   EAF Holding Corporation owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk. At June 30, 2011, it was operating certain assets held in satisfaction of loans.

RENOVA STOCK PURCHASE AGREEMENT

As previously disclosed in our Form 8-K filed April 14, 2011 and in our Definitive Proxy Statement on Schedule 14A filed May 23, 2011 and amended on June 17, 2011, on April 12, 2011, the Company entered into a Stock Purchase Agreement (the “Renova Purchase Agreement”) with Renova US Holdings Ltd. (“Renova”).  Subject to the terms and conditions set forth in the Renova Purchase Agreement, the Company agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of Common Stock of the Company (the "Initial Purchased Stock") at a price per share equal to the greater of $1.80 and the then-prevailing per share net asset value of the Company at the time of issuance (as determined in accordance with the terms of the Renova Purchase Agreement) (the "Applicable Per Share Purchase Price"), at an initial closing (the “Initial Closing”) to be held no later than November 30, 2011 following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upon the timing of such purchases) at the Applicable Per Share Purchase Price (the “Additional Purchased Stock” and together with the Initial Purchased Stock, the “Purchased Stock”) at subsequent closings (each, a “Subsequent Closing”) to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the Initial Closing and the second anniversary of the Initial Closing based upon the terms and conditions set forth in the Renova Purchase Agreement.

In connection with the transactions contemplated by the Renova  Purchase Agreement the parties agreed, among other things, that: (1) the Company’s Board of Directors would be reconstituted at the Initial Closing by increasing the size of the Board of Directors to eleven and appointing six individuals identified by Renova (as set forth in the Renova Purchase Agreement) to serve as members of the board; and (2) the Company's advisory agreement with Velocity Capital Advisors would be terminated and the Company would enter into an investment advisory agreement with Ameritrans Capital Management LLC, an affiliate of Renova, in each case, effective as of the Initial Closing.

Requisite stockholder approval of the transactions contemplated by the Renova Purchase Agreement was obtained at a special meeting of stockholders held on June 24, 2011. Consummation of the Initial Closing is subject to certain additional customary closing conditions, as well as the approval of the Small Business Administration (the “SBA”) of the indirect change of ownership and control the Company’s wholly-owned subsidiary, Elk Associates Funding Corporation (“Elk”), which is a SBA licensee.

Consummation of each Subsequent Closing is also subject to certain closing conditions, including, without limitation, (i) the absence of any injunction, court order or law prohibiting or enjoining such Subsequent Closing (subject to the parties’ obligation to use commercially reasonable efforts to render permissible the consummation of the purchase and sale of the Purchased Stock); and (ii) Elk having remained in good standing with the SBA,  in substantial compliance with all applicable rules and regulations and eligible to receive leverage commitments under normal requirements and conditions.

On September 19, 2011, we received a letter from the SBA describing certain concerns related to our change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA has informed us that the proposed transaction, as currently structured, would not satisfy applicable SBA management-ownership diversity requirements.  While we continue to believe that the transaction satisfies SBA diversity requirements, to date the SBA has not concurred with that view.  We intend to continue discussions with the SBA on its diversity interpretation and are also discussing with Renova potential modifications to the terms of the transaction in order to satisfy the SBA's interpretation of those requirements. There is no assurance that the SBA will modify its position, that we and Renova will be able to reach agreement on revised terms or that the revised terms would satisfy the SBA.  Furthermore, any revised terms may not be as favorable to us and our shareholders as the current terms and may also require resubmission of the agreement for shareholder approval.  If we and Renova cannot agree on revised terms or if the SBA does not change its current view of the diversity requirements, the Renova Purchase Agreement and related agreements may be terminated.

The Common Stock to be issued and sold to Renova pursuant to the Renova Purchase Agreement has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be sold in a private transaction pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder based on representations made to the Company by Renova regarding its status as an accredited investor and the absence of any general solicitation in connection with the transaction.

In accordance with the terms of the Renova Purchase Agreement, on April 15, we notified Velocity Capital Advisors LLC (“Velocity” or “VCA”) that we are terminating our advisory agreement effective as of the Initial Closing of the transactions contemplated by the Renova Purchase Agreement.   In connection with such termination, the Company canceled a warrant that was issued to the Adviser on December 10, 2009. Such warrant gave the Adviser the right to purchase 100,000 shares of the Company’s common stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset (Liability) Value

Our net asset (liability) value (“NAV”) per share was $(0.40) and $1.40 as of June 30, 2011 and June 30, 2010, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity (liability) per share for the reporting period.  Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2011		June 30, 2010
	Fair Value	Per Share	Fair Value	Per Share
Investments at fair value:
Investments in debt securities	$20,526,100	$6.04	$23,078,192	$6.79
Investments in life settlement contracts	2,408,000	0.71	1,356,800	0.40
Investments in equity securities	987,635	0.29	1,020,706	0.30
Cash and cash equivalents	4,151,616	1.22	7,362,491	2.17
Other assets	2,048,783	0.61	1,091,173	0.32
Total Assets	30,122,134	8.87	33,909,362	9.98
Borrowings	25,675,000	(7.56)	24,545,000	(7.23)
Other liabilities	2,211,041	(0.65)	988,193	(0.29)
Total Liabilities	27,886,041	(8.21)	25,533,193	(7.52)
Preferred Stock	3,600,000	(1.06)	3,600,000	(1.06)
NET ASSET (LIABILITY) VALUE APPLICABLE TO COMMON STOCK	$(1,363,907)	$(0.40)	$4,776,169	$1.40

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

Interest and Amortization of Debt Issuance Costs.  Our interest expense has historically been dependent on the average outstanding balances on our bank lines of credit and the base index rate for the period.  However, we repaid our bank loans as of August 31, 2010 and, thereafter, our lines of credit expired in accordance with their terms. Our SBA debentures and notes payable carry fixed-rates of interest. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings.  These amounts are capitalized and amortized ratably over the contractual term of the borrowing.

Compensation Expense. Compensation expense includes base salaries, bonuses, stock compensation, employee benefits and employer-related payroll costs.  The largest components of total compensation costs are base salaries. Generally, base salaries are expensed as incurred.

Professional Fees and General and Administrative Expenses. The balance of our expenses includes professional fees (including legal, accounting and compliance fees), advisory fees, occupancy costs, general administrative expenses and other costs.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2011, our investments had a net unrealized depreciation of approximately $142,197.  The net unrealized depreciation for the year ended June 30, 2011 is primarily due to an unrealized write-down of $359,353 in our Corporate Loan portfolio and, to a lesser extent, a decrease in the fair value of our life insurance settlement portfolio of $61,741. These write-downs were partially offset by fair value increases in our Commercial Loans portfolio and our equity investments aggregating $251,168 and $27,729, respectively.

Net Decrease in Net Assets Resulting From Operations

The net decrease in net assets resulting from operations for the year ended June 30, 2011 was $5,802,576, or a decrease of $1.81 per outstanding share of Common Stock. The factors contributing to this decrease were: a net investment loss of $5,222,749, net realized losses on investments of $437,630 and unrealized losses on investments of $142,197.

Net Investment Loss and Net Realized Loss

Net investment loss and net realized loss represent the net decrease in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended June 30, 2011, net investment loss and realized loss were approximately $5,660,379 or $1.67 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended June 30, 2011, dividends distributed and accrued on our Preferred Stock totaled $421,875 or approximately $1.41per share (equal to $0.12 per share of our Common Stock), which includes accruals of fiscal 2011 dividends aggregating $337,500 and the distribution of $84,375, relating to the fourth quarter of the prior year.

Dividends

To comply with excise tax regulation imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•

98% of our ordinary net taxable income, if any, for the calendar year;

•

98% of our capital gains, if any, in excess of capital losses for the twelve-month period ending on October 31 of the calendar year; and

•

Any net ordinary income and net capital gains for the preceding year that were not distributed during such year.

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and other income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends paid and accrued by us on our Preferred Stock (there were no dividends on Common Stock):

	For the year ended June 30, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
Fourth Quarter (April 1, 2010– June 30, 2010)	$0.28125	$84,375	07/21/10	08/02/10	08/17/10
First quarter (July 1, 2010 – September 30, 2010)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2010 – December 31, 2010)	$0.28125	$84,375	Not Declared
Third Quarter (January 1, 2011–March 31, 2011)	$0.28125	$84,375	Not Declared
Fourth Quarter (April 1, 2011– June 30, 2011)	$0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Paid and Accrued	$1.40625	$421,875

Business Categories

We currently aggregate our business into four categories:  1) Corporate Loans; 2) Commercial Loans; 3) Life Insurance Settlements and 4) Equity Investments.

Corporate Loans

Beginning in June 2007, the Company began investing in middle market syndicated loans.  Our investment strategy is to build a diverse portfolio of corporate loans (“Corporate Loans”) to middle market companies (the “Corporate Loan Strategy”).  Given the size of the Corporate Loan market, we believe that the Corporate Loan Strategy will allow us to increase our asset base significantly, assuming the Company can obtain adequate financing.  As of June 30, 2011, the Company had assets with fair value aggregating $14,281,285 invested as part of our Corporate Loan Strategy.

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

The Advisory Agreement provides for advisory fees payable to Velocity, which are comprised of (a) a base fee of 1.5% per annum, calculated quarterly, of the value of the Company’s corporate loan portfolio; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Company’s Corporate Loan portfolio and (c) a capital gains fee of 17.5% based on capital gains generated from the Company’s Corporate Loan portfolio.  Ameritrans has a formal Investment Committee, comprised of both internal management and disinterested directors, that reviews all potential investments and makes the final decision for each investment and the continuation of such investment. As such, Velocity provides only recommendations and advice and has no management authority in any of the Company’s investment decisions.

On April 15, 2011 we notified Velocity that we are terminating the Advisory Agreement effective as of the Initial Closing of the transactions contemplated by the Renova Purchase Agreement.   Effective as of the Initial Closing, we will engage Ameritrans Capital Management, LLC, an affiliate of Renova, as our new investment advisor.  See “Renova Stock Purchase Agreement,” above, for additional information concerning the transaction contemplated by the Renova Purchase Agreement.

The Company defines the middle market as comprised of companies with earnings before interest, taxes and depreciation and amortization (“EBITDA”) of between $10 million and $100 million. The Company believes many opportunities exist to provide loans to companies of this size, due to:

•

The large size of the market,

•

The high level of historical acquisition activity in this sector of the  market,

•

The current dislocation of banks and other traditional lenders that provide capital to middle market companies,

•

The significant amount of private equity that has been raised to invest explicitly in middle market companies, and

•

The annual senior secured loan volume estimated to be over $30 billion.

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

Commercial Loans

We began making loans to diversified small businesses (“Commercial Loans”) primarily in the New York City metropolitan area in 1985.  Until we commenced the implementation of its Corporate Loan Strategy, we had been increasing this portfolio on a selective basis, with a concentration on loans to operators of restaurants, laundromats, commercial construction, broadcasting telecommunications and other diversified industries.  Many of our commercial loans are secured by real estate mortgages which are primarily first mortgages on various properties.  At June 30, 2011, the fair value of our Commercial Loans was $6,224,815.

Our Commercial Loans primarily finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  We generally hold these loans to maturity, although from time to time we sell participation interests in our loans to share risk, or purchase participation interests in loans originated by other finance companies. We generally obtain interest rates on our Commercial Loans that are higher than can be obtained on Corporate Loans. We believe that the higher yield on Commercial Loans compensates for their higher risk of default relative to other investment categories and that we will benefit from the diversification of our portfolio. Interest rates on currently outstanding Commercial Loans range from 4.8% to 12.0%, with a weighted average of 9.14% (7.27% on performing loans).

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during the year ended June 30, 2011 was 19.0%.

Life Settlement Contracts

In September, 2006, we entered into a joint venture agreement (the “JV Agreement”) with Vibrant Capital Corp., an unaffiliated company (the “Joint Venture”), to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the JV Agreement, we were designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold or paid off.  We were entitled to receive a twelve percent (12%) annual return on the amount of funds paid by us and outstanding on a monthly, prorated basis.  Proceeds from the sale of the policies were to be distributed, net of direct expenses, as defined in JV Agreement.

In April, 2009, we learned that the manager of the Joint Venture had been charged with various violations of securities laws by the SEC. The SEC obtained a court order freezing the assets of the manager and other entities with which he was involved, including the Joint Venture (the “Receivership Estate”).  As of April 14, 2009, a trustee and a receiver (the “Receiver”) were appointed to operate the Joint Venture.  Throughout calendar 2009, the Company worked with the Receiver and investigated potential opportunities to maximize the value of our interest in the life insurance contracts.

Initially, we made certain contributions to the payment of the premiums in order to keep the policies in full force and effect and preserve their value.  Thereafter, utilizing a line of credit secured by certain assets of the Receivership Estate, the Receiver advanced premiums due under certain policies to keep the policies in full force and effect.  The Receiver engaged an independent specialist firm to service and market for sale all of the policies in the Receivership Estate. In October 2009, the Receiver indicated it no longer had the funds available to pay future premiums and that it wanted to engage in a sale to one of two buyers that had indicated an interest in purchasing the Receivership Estate. Subsequently, both buyers determined not to complete a transaction.  On December 18, 2009, we negotiated an agreement (the “Life Insurance Purchase Agreement”), which among other items, granted us the right to purchase the policies, subject to certain terms and conditions and court approval. Court approval was obtained on January 8, 2010.

As of January 8, 2010, we purchased the life insurance policies pursuant to a purchase agreement (the “Purchase Agreement”) entered into with the Receiver:

1)

We purchased all of the rights to and title and interest in, ten (10) life insurance policies (7 of which had been previously included in the Joint Venture), with an aggregate death benefit of $28,159,809;

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

6)	We agreed to the cancellation of certain claims we had against the Receivership Estate for premiums advanced since April 2, 2009;

7)	We and the Receivership Estate agreed that the JV Agreement would be cancelled, terminated and have no further effect; and

8)	Despite the retained interest of the Receiver in any recovery, we reserved the right, in our sole discretion, to continue to fund premium payments or let any, or all, of the policies lapse.

The Purchase Agreement was dated December 18, 2009 and approved by the court on January 8, 2010. Subsequently, we learned that certain of the policies had lapsed due to non-payment of premiums. As of June 30, 2011, we owned a total of five (5) policies with an aggregate death benefit of $17,659,809 which remained in full force and effect.

After a review of the current financing and regulatory environment, and other opportunities to make investments in the Corporate Loan Strategy and Commercial Loans, we decided to exit this line of business and plan to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of June 30, 2011, the fair value of our life settlement portfolio was $2,408,000, which represents our estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits related to five (5) life insurance policies with an aggregate face value of $17,659,809. In August 2011, we were notified that one the insureds included in a life settlement policy in our portfolio had passed away. Accordingly, we received approximately $320,000 from the proceeds of such policy, net of  20%  that was paid to the Receiver from whom we acquired the policy. As of June 30, 2011, the fair value of this policy was $58,400. See Note 16 to our Consolidated Financial Statements.

Equity Investments

Ameritrans, to a limited extent, makes equity investments.  These investments may be independent or incidental to our other lines of business.  The fair value of the equity securities in Ameritrans’ investment portfolio at June 30, 2011 aggregated $987,635.  Elk may make additional equity investments. However, under SBA rules, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk’s total assets.

The following table shows our portfolio by business category at June 30, 2011 and June 30, 2010:

	June 30, 2011			June 30, 2010
Business Category	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$6,745,797	$6,244,815	26.1%	$9,693,482	$8,941,332	35.2%
Corporate Loans	16,023,064	14,281,285	59.7%	15,519,286	14,136,860	55.5%
Life Settlements	3,681,632	2,408,000	10.1%	2,568,691	1,356,800	5.3%
Equity Securities	1,378,127	987,635	4.1%	1,438,927	1,020,706	4.0%
Total	$27,828,620	$23,921,735	100.0%	$29,220,386	$25,455,698	100.0%

(1)   Represents percentage of total portfolio at fair value.

Valuation details

	June 30, 2011		June 30, 2010
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,820,868	7.6%	$1,882,189	7.4%
Commercial Construction	2,456,368	10.3%	2,738,684	10.8%
Computer Software	910,067	3.8%	-	-
Construction and Predevelopment	1,300,494	5.4%	1,901,881	7.5%
Direct Marketing	1,312,500	5.5%	-	-
Debt Collection	475,605	2.0%	481,350	1.9%
Education	829,824	3.5%	884,538	3.5%
Film Distribution	928,000	3.9%	-	-
Food and Candy Manufacturing	2,581,886	10.8%	1,007,500	4.0%
Gaming	-	-	1,108,004	4.4%
Gasoline Distribution	-	-	570,413	2.2%
Laundromat	-	-	292,562	1.1%
Life Insurance Settlement Contracts	2,408,000	10.1%	1,356,800	5.3%
Manufacturing	2,533,545	10.6%	3,588,738	14.1%
Military/Defense	-	-	1,268,750	5.0%
Printing/Publishing	1,344,691	5.6%	937,725	3.7%
Processing Control Instruments	-	-	1,039,059	4.0%
Restaurant/Food Service	3,215,663	13.5%	3,297,267	13.0%
Sanitaryware Distribution	-	-	361,609	1.4%
Supermarkets	1,500,000	6.3%	2,263,750	8.9%
Other industries less than 1%	304,224	1.1%	474,879	1.8%
TOTAL	$23,921,735	100.00%	$25,455,698	100.00%

SOURCES OF FUNDS

We fund our operations from a variety of sources.  Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, aggregating $21,175,000 with fixed rates of interest plus user fees, which results in rates ranging from 4.11% to 5.54%, Elk has, to date, borrowed funds only from banks.  As of June 30, 2011, Elk had a line of credit with one bank that had been paid in full in August 2010 and which expired on July 6, 2011.

In December 2009 and March 2010, we issued 8.75% notes in an aggregate principal amount of $3,000,000. In January 2011, the interest rate was adjusted to 12% and the maturity was extended to May 2012 for which the holders of these notes were paid a fee of 1%.

Also, in January 2011, we issued a Senior Secured Note in the principal amount of $1,500,000 with an interest rate of 12%, maturing on February 1, 2012. See Note 5 of Notes to Consolidated Financial Statements.

As interest rates fluctuate, our cost of funds may also fluctuate, while the rates on our outstanding loans to a significant number of our borrowers remains fixed. This may contribute to fluctuations in our financial performance.   To partially mitigate this volatility, from time to time we have purchased interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Interest Expense” and Note 12 of Notes to Consolidated Financial Statements.

Pursuant to an agreement with SBA (the “SBA Agreement”), Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base (the “Borrowing Base”) each quarter. The borrowing base computation was calculated to determine that the total amount of debt due on senior bank debt and SBA debentures did not exceed approximately 80% of the value of performing loans and investments in Elk’s portfolio.  Loans that are more than 90 days in arrears are valued at a lower amount in computing the Borrowing Base.  Inasmuch as Elk has paid off all of its bank debt, the SBA has agreed to waive its Borrowing Base requirements and, accordingly, Elk is no longer required to submit a Borrowing Base computation to the SBA. In connection with the

SBA Agreement, Elk has also entered into an intercreditor agreement (the “Intercreditor Agreement”) and a custodian agreement (the “Custodian Agreement”) with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk’s indebtedness to the banks and the SBA. The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral.  Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.  The Intercreditor Agreement provides Elk with a right of substitution, permitting other new bank lenders to become parties to the Intercreditor Agreement.

Stock Purchase Agreement

RENOVA STOCK PURCHASE AGREEMENT

As previously disclosed in our Form 8-K filed April 14, 2011 and in our Definitive Proxy Statement on Schedule 14A filed May 23, 2011 and amended on June 17, 2011, on April 12, 2011, the Company entered into a Stock Purchase Agreement (the “Renova Purchase Agreement”) with Renova US Holdings Ltd. (“Renova”).  Subject to the terms and conditions set forth in the Renova Purchase Agreement, the Company agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of Common Stock of the Company (the "Initial Purchased Stock") at a price per share equal to the greater of $1.80 and the then-prevailing per share net asset value of the Company at the time of issuance (as determined in accordance with the terms of the Renova Purchase Agreement) (the "Applicable Per Share Purchase Price"), at an initial closing (the “Initial Closing”) to be held no later than November 30, 2011 following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upn the timing of such purchases) at the Applicable Per Share Purchase Price (the “Additional Purchased Stock” and together with the Initial Purchased Stock, the “Purchased Stock”) at subsequent closings (each, a “Subsequent Closing”) to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the Initial Closing and the second anniversary of the Initial Closing based upon the terms and conditions set forth in the Renova Purchase Agreement.

In connection with the transactions contemplated by the Renova  Purchase Agreement the parties agreed, among other things, that: (1) the Company’s Board of Directors would be reconstituted at the Initial Closing by increasing the size of the Board of Directors to eleven and appointing six individuals identified by Renova (as set forth in the Renova Purchase Agreement) to serve as members of the board; and (2) the Company's advisory agreement with Velocity Capital Advisors would be terminated and the Company would enter into an investment advisory agreement with Ameritrans Capital Management LLC, an affiliate of Renova, in each case, effective as of the Initial Closing.

Requisite stockholder approval of the transactions contemplated by the Renova Purchase Agreement was obtained at a special meeting of stockholders held on June 24, 2011. Consummation of the Initial Closing is subject to certain additional customary closing conditions, as well as the approval of the Small Business Administration (the “SBA”) of the indirect change of ownership and control the Company’s wholly-owned subsidiary, Elk Associates Funding Corporation (“Elk”), which is a SBA licensee.

Consummation of each Subsequent Closing is also subject to certain closing conditions, including, without limitation, (i) the absence of any injunction, court order or law prohibiting or enjoining such Subsequent Closing (subject to the parties’ obligation to use commercially reasonable efforts to render permissible the consummation of the purchase and sale of the Purchased Stock); and (ii) Elk having remained in good standing with the SBA,  in substantial compliance with all applicable rules and regulations and eligible to receive leverage commitments under normal requirements and conditions.

On September 19, 2011, we received a letter from the SBA describing certain concerns related to our change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA has informed us that the proposed transaction, as currently structured, would not satisfy applicable SBA management-ownership diversity requirements.  While we continue to believe that the transaction satisfies SBA diversity requirements, to date the SBA has not concurred with that view.  We intend to continue discussions with the SBA on its diversity interpretation and are also discussing with Renova potential modifications to the terms of the transaction in order to satisfy the SBA's interpretation of those requirements. There is no assurance that the SBA will modify its position, that we and Renova will be able to reach agreement on revised terms or that the revised terms would satisfy the SBA.  Furthermore, any revised terms may not be as favorable to us and our shareholders as the current terms and may also require resubmission of the agreement for shareholder approval.  If we and Renova cannot agree on revised terms or if the SBA does not change its current view of the diversity requirements, the Renova Purchase Agreement and related agreements may be terminated.

The Common Stock to be issued and sold to Renova pursuant to the Renova Purchase Agreement has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be sold in a private transaction pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder based on representations made to the Company by Renova regarding its status as an accredited investor and the absence of any general solicitation in connection with the transaction.

In accordance with the terms of the Renova Purchase Agreement, on April 15, 2011, we notified Velocity that we are terminating our Advisory Agreement effective as of the Initial Closing of the transactions contemplated by the Renova Purchase Agreement.   In connection with such termination, the Company canceled a warrant that was issued to the Adviser on December 10, 2009.  Such warrant gave the Adviser the right to purchase 100,000 shares of the Company’s common stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

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

•

non-sponsored companies with successful management; and

•

high-yield bonds and broadly syndicated loans.

We expect to source investment opportunities from:

•

our investment advisors;

•

private equity sponsors;

•

regional investment banks for non-sponsored companies;

•

other middle market lenders with whom we can “club” loans;

•

regional business brokers; and

•

other finance companies, BDCs and SBICs.

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

In order to assist us in early detection of issues with portfolio companies, we perform regular and ongoing analyses of each portfolio company,  its business, its products and its financial performance. These analyses may include:

•

reviewing financial statements with comparisons to prior year financial statements, as well as the current budget, including key financial ratios such as debt/EBITDA, margins and fixed charge coverage ratios;

•

independently computing and verifying compliance with financial covenants;

•

discussing operating performance with company management and, if applicable, the private equity sponsor;

•

determining if current performance could cause future financial covenant default;

•

discussing prospects with the private equity sponsor, if applicable;

•

determining if a portfolio company should be added to our “watch list” (companies to be reviewed in more depth); and

•

reviewing original investment assumptions.

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

EMPLOYEES

As of June 30, 2011, we employed a total of five (5) employees.

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

1.	We may invest up to 100% of our assets in restricted securities.

2.	We do not intend to engage in the purchase and sale of real estate. However, we may elect to purchase and sell real estate in order to protect any of our prior investments which we consider at risk.

3.	We may engage in short sales of securities in order to hedge securities held in our portfolio.

4.	We may write or buy put or call options in order to hedge a current security’s position or to hedge our portfolio in general.

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

(f)

We must distribute as dividends at least 90% of our investment company taxable income (as defined in Section 852 of the Internal Revenue Code), as well as 90% of the excess of our tax-exempt income over certain disallowed tax-exempt interest deductions. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income. No dividends on the Company’s common stock were paid in each of the fiscal years ended June 30, 2011, 2010 and 2009, inasmuch as the Company has had no taxable income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. Debentures payable to the SBA by Elk are excluded for purposes of calculating the Company’s asset coverage pursuant to an exemptive order granted by the SEC which permits us to exclude indebtedness incurred in connection with the Small Business Investment Company program. In addition, with respect to certain types of senior securities, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of certain of our securities, unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business—The debt we incur could increase the risk of investing in our Company.”

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

For the Small Business Investment Company (SBIC) program, an applicant must meet one of the following standards (A) for Business Loans, generally, an applicant business concern must satisfy two criteria:  (1) the size of the applicant alone (without affiliates) must not exceed the size standard designated for the industry in which the applicant is primarily engaged; and (2) the size of the applicant combined with its affiliates must not exceed the size standard designated for either the primary industry of the applicant alone or the primary industry of the applicant and its affiliates, whichever is higher, or, (B) the tangible net worth of the applicant, including its affiliates, may not exceed $18 million, and the average net income after federal income taxes (excluding any carry-over losses) of the applicant, including its affiliates, for the preceding two completed fiscal years not in excess of $6 million.

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk’s weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA’s current debenture interest rate.  The current maximum rate of interest permitted on loans originated by Elk is 19%.  At June 30, 2011, Elk’s outstanding loans receivable had a weighted average rate of interest of 9.8%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

The SBA restricts the ability of SBICs to repurchase their capital stock, to retire their subordinated SBA debentures and to lend money to their officers, directors and employees or invest in affiliates thereof.  The SBA also prohibits, without prior SBA approval, a “change of control” or transfers which would result in any person (or group of persons acting in concert) owning 10% or more of any class of capital stock of an SBIC.  A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. Because Ameritrans owns 100% of Elk, transfers of more than 10% of any class of voting securities of Ameritrans may require prior written SBA approval.

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single Small Business Concern may not exceed 20% of an SBIC’s Leverageable Capital (as defined by applicable SBA regulations).  As of June 30, 2011, Elk’s Leverageable Capital was approximately $10.6 million. Under the terms of the SBA Agreement, however, Elk is authorized to make loans to Disadvantaged Concerns in amounts not exceeding 20% of its respective Leverageable Capital.

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

COMMON STOCK DIVIDEND REINVESTMENT PLAN

We have authorized a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our distributions on behalf of our common stockholders, unless a stockholder elects to receive cash as in the plan.  As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our Common Stock, rather than receiving the cash. Our DRIP does not apply to our Preferred Stock.

No action is required on the part of a registered common stockholder to have their cash dividend reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend in cash by notifying Continental Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.

We intend to use primarily newly issued shares to implement the plan, whether our shares are trading at a premium or at a discount to NAV. However, we reserve the right to purchase shares in the open market in connection with our implementation of the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on The NASDAQ Capital Market on the dividend payment date. Market price per share on that date will be the closing price for such shares on The NASDAQ Capital Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

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

We need to periodically access the capital markets and/or SBA debentures to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.  With certain exceptions, we are only allowed to borrow amounts such that our asset coverage, on a consolidated basis, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current, or obtain new, sources of financing on terms acceptable to us, if at all.

In general, SBA will only approve leverage request in excess of two tiers of equity after the SBIC has clearly demonstrated consistent, sustainable profitability, based on a conservative investment strategy that limits downside risk. In general, the maximum amount of leverage made available to any one SBIC may not exceed 200 percent of the SBIC’s Regulatory Capital or $150 million, whichever is less. However, all future SBA loan commitments, including leverage levels, are within the discretion of the SBA.

As of June 30, 2011, Elk continued to have a condition of capital impairment under applicable SBA regulations, which, until cured, may prevent future borrowings by Elk from the SBA and/or could result in an acceleration of our SBA debentures. Further, in connection with its consideration of the Renova Transactions, the SBA has indicated that, upon the Initial Closing of the Renova Transaction, it may restrict our ability to access SBA leverage until, at least, January 2013, to allow SBA to assess our performance following the change in control and ownership contemplated by the Renova Transactions.

While we have entered into the Renova Purchase Agreement for the sale of shares of our Common Stock to Renova, the SBA has informed us that the transaction, as currently structured, will not satisfy certain SBA requirements. The Company and Renova are discussing potential modifications to the terms of the transaction in order to satisfy applicable SBA management-ownership diversity requirements.  While we continue to believe that the transaction satisfies SBA diversity requirements, to date the SBA has not concurred with that view.  We intend to continue discussions with the SBA on its diversity interpretation and are also discussing with Renova potential modifications to the terms of the transaction in order to satisfy the SBA's interpretation of those requirements. There is no assurance that the SBA will modify its position, that we and Renova will be able to reach agreement on revised terms or that the revised terms would satisfy the SBA.  Furthermore, any revised terms may not be as favorable to us and our shareholders as the current terms and may also require resubmission of the agreement for shareholder approval.  If we and Renova cannot agree on revised terms or if the SBA does not change its current view of the diversity requirements, the Renova Purchase Agreement and related agreements may be terminated. In such event, we would need to actively seek an alternative source of capital.  Any modified transaction with Renova or alternative transaction with a different party could take significant time and resources to complete, if it can be completed at all.

The terms of our stock purchase agreement with Renova and our loan arrangement with Ameritrans Holdings LLC also restrict our ability to raise capital or enter into other major corporate transactions while the agreement and loan arrangement, respectively, are effective.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements.

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders on a timely basis an amount equal to at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital losses, if any, reduced by deductible expenses, for each year. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under our loan agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate level income tax. Because we must make distributions to our stockholders, as described above, such amounts, to the extent a stockholder is not participating in our dividend reinvestment plan, will not be available to fund investment originations.

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

We may issue debt securities or preferred stock, which we refer to collectively as “senior securities,” and borrow money from banks or other financial institutions up to the maximum amount permitted by the 1940 Act.  Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 200%, subject to certain exemptive relief we have received with respect to calculating this amount, after such incurrence or issuance.  If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends and could prevent us from maintaining our status as a RIC.  If we cannot satisfy this test, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. We are not generally able to issue and sell our Common Stock at a price below net asset value per share.  We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value of the Common Stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and, in certain instances, our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). To the extent our Common Stock trades at a discount to net asset value, this restriction may adversely affect our ability to raise capital.

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

We invest in small businesses which may subject us to losses.

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

We have not operated at a profit in recent years and we anticipate incurring a loss in fiscal 2012 and may incur additional losses in 2013. At June 30, 2011, we had net assets of approximately $2.2 million, a decline of approximately $6.1 million from the prior fiscal year-end. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted, accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues have declined from $6.3 million in 2008 to $2.1 million in 2011. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current relationships could be terminated and we may not be able to obtain additional financing.

At June 30, 2011, we had a line of credit with one bank that had been paid in full as of August 31, 2010 and which expired on July 6, 2011.  We anticipate that, as the need for additional working capital arises from time to time, we may seek to establish new credit lines, subject to approval from the applicable lenders. We currently anticipate that our available cash resources, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, additional financing may be required to satisfy our operating requirements and we cannot provide assurance that such additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

At June 30, 2011, we had outstanding debentures payable to the SBA aggregating $21.175 million. As an SBIC we must comply with the rules and regulations of the SBA. However, since 2010 Elk is not in compliance with certain SBA regulations because of its capital impairment and may not be eligible for additional financing from the SBA.  In addition, as a result of our capital impairment, the SBA may declare our loans immediately due and payable, or terminate our access to SBA financing until the capital impairment is cured.

In January 2011, we borrowed $1.5 million (the “January 2011 Loan”) from Ameritrans Holdings LLC (“Ameritrans Holdings”), an affiliate of Renova.  Currently, we are not in compliance with certain covenants under the January 2011 Loan.  Accordingly, Ameritrans Holdings may declare that an event of default has occurred and declare the principal amount of our indebtedness, together with any accrued and unpaid interest (including default interest) due thereon, to be immediately due and payable.

Also, as described above, we will not be able to consummate the Renova Purchase Agreement on the current terms set forth in the agreement as a result of concerns raised by the SBA. The Company and Renova are discussing potential modifications to the terms of the transaction in order to satisfy SBA requirements. There is no assurance that the parties will be able to reach agreement on revised terms or that the revised terms would satisfy the SBA.  Furthermore, any revised terms may not be as favorable to the Company and its shareholders as the current terms and may also require resubmission of the agreement for shareholder approval.  If the parties cannot agree on revised terms, the Renova Purchase Agreement and related agreements may be terminated.  In that event the Company would need to actively seek an alternative source of capital.

If we fail to pay dividends on our Preferred Stock in an amount equal to two years of dividends, the holders of our Preferred Stock will be entitled to elect a majority of our directors.

The terms of the Preferred stock provide for quarterly dividends in the amount of $0.28125 per outstanding share of Preferred Stock.  The Company has not declared or paid dividends on the Preferred Stock for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011.   In addition, the Renova Purchase Agreement and the promissory note that we entered into with Ameritrans Holdings prohibit the Company from declaring or paying any dividends while those agreements remain in effect.  In accordance with the terms of the Preferred Stock, if dividends on the Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Preferred Stock will be entitled to elect a majority of our board of directors.

We are currently in a period of capital markets disruption and conditions may not improve in the near future.

The current market conditions have materially and adversely affected the debt and equity capital markets in the United States, which could have a negative impact on our business and operations. The US capital markets have been experiencing extreme volatility and disruption for more than 36 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity will continue to have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Equity capital may be difficult to raise because, subject to some limited exceptions, we generally are not able to issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions. These events and the inability to raise capital may significantly limit our originations, therefore, our ability to grow and, potentially, limit our operating results.

Economic turmoil, including the current market turmoil, could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments are susceptible to economic slowdowns or recessions. Economic turmoil, including the current economic slowdown and future slowdowns or recessions, may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions also have decreased the value of collateral securing our loans, if any, and a prolonged recession or depression may further decrease such value. These conditions are contributing to and, if prolonged, could lead to further losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth.

We borrow money to fund our operations, which magnifies the potential for gain or loss on amounts invested, and may increase the risk of investing in us.

Borrowings magnify the potential for gain or loss on amounts invested, and therefore increase the risk associated with investing in us. We may borrow from and issue senior debt securities to banks, investment banks and other lenders and through long-term subordinated SBA debentures.  These creditors have fixed dollar claims on our assets that are superior to the claims of our shareholders.  If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. In addition, our existing indebtedness may have important consequences, including: limiting our ability to obtain additional financing to fund future working capital, future investments and other general corporate requirements; increasing the cost of future borrowing; requiring a substantial portion of our cash flow to be dedicated to debt service payments and/or mandatory repayments or acceleration payments instead of other purposes, thereby reducing the amount of available cash flows for working capital, future investments and other general corporate purposes; and limiting our flexibility in planning for and reacting to changes in our industry.

ITEM 2. PROPERTIES

On July 1, 2010, we entered into a thirty-one month sublease with an unrelated party for office space in Manhattan. This sublease calls for payments of $6,000 per month, including electric. Rent expense under this lease aggregated $76,350 for the year ended June 30, 2011.

On July 16, 2010, we entered into a seven-year and one month sublease with an unrelated party for office space for our headquarters in Jericho, New York. This sublease requires rental payments ranging from $98,250 to $115,769 per year, including electric. The sublease calls for escalation based on changes, from a base period, in real estate tax amounts as incurred by the sublandlord. The sublandlord may terminate this sublease with us effective July 30, 2014, if written notice is given on or before July 30, 2013. Rent expense under this lease aggregated $95,325 for the year ended June 30, 2011.

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

Ameritrans Common Stock is listed on the NASDAQ Capital Market under the symbol AMTC. Ameritrans Preferred Stock is listed on the NASDAQ Capital Market under the symbol AMTCP.

The following table shows the high and low sale prices per share of Common Stock and Preferred Stock as reported by NASDAQ, for each quarter in the fiscal years ended June 30, 2010 and June 30, 2011.

Ameritrans Common Stock	High	Low

Fiscal 2010
1st Quarter	$1.63	$0.73
2nd Quarter	$2.15	$0.75
3rd Quarter	$1.45	$1.13
4th Quarter	$1.32	$0.95

Fiscal 2011
1st Quarter	$1.32	$1.01
2nd Quarter	$1.32	$0.95
3rd Quarter	$1.15	$0.95
4th Quarter	$1.57	$0.96

1st Quarter through September 16, 2011	$1.17	$0.89

Ameritrans Preferred Stock	High	Low

Fiscal 2010
1st Quarter	$10.96	$4.44
2nd Quarter	$ 7.75	$3.99
3rd Quarter	$11.33	$6.01
4th Quarter	$10.17	$8.18

Fiscal 2011
1st Quarter	$11.98	$8.50
2nd Quarter	$10.94	$8.51
3rd Quarter	$10.00	$8.78
4th Quarter	$11.00	$9.15

1 st Quarter through September16, 2011	$11.03	$9.12

The following table details information regarding our existing equity compensation plans as of June 30, 2011:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average exercise price of fully vested options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	289,000 (1)	$3.51	0 (1)(3)
Equity compensation plans not approved by security holders (2)	--	--	--
Totals	289,000 (1)	$3.51	0 (1)(3)

(1)  Includes fully vested options to purchase up to 230,000 shares of Common Stock granted to employees under the 1999 Employee Plan and options to purchase up to 59,000 shares granted to non-employee directors under the Non-Employee Director Plan. See “Stock Option Plans.”

(2)  All of our equity compensation plans have been approved by our stockholders.

(3)  Our stock options plans expired May 21, 2009.

We have declared and paid the quarterly dividend on the Preferred Stock since the Preferred Stock was issued through June 30, 2010. Our Board of Directors declared a dividend of $0.28125 per share on July 21, 2010 on the Preferred Stock for the period April 1, 2010 through June 30, 2010, which was paid on August 17, 2010 for all holders of the Preferred Stock of record as of August 2, 2010.  On March 12, 2010, we paid the cumulative arrearages on our Preferred Stock of $0.28125 per share for the periods April 1, 2010 through June 30, 2010; July 1, 2009 - September 30, 2009 and October 1, 2009-December 31, 2009. The dividends for these quarters were declared on February 25, 2010 and paid on March 12, 2010. The dividend for the fiscal quarter January 1, 2010 through March 31, 2010 was declared on April 9, 2010 and paid on April 27, 2010.  No dividends on Preferred Stock have been paid or declared for any quarter subsequent to that date.  Prior to the Initial Closing or termination of the Renova Purchase Agreement, the Renova Purchase Agreement prohibits us from declaring or paying any dividends (other than dividends required to maintain our RIC status)  or making any other distribution on, or directly or indirectly redeeming, purchasing or otherwise acquiring any shares of our capital stock without Renova’s prior written consent.  The promissory note that we entered into with Ameritrans Holdings also prohibits us from declaring or paying dividends while the note remains outstanding. The terms of the Preferred Stock provide that if dividends on the Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Preferred Stock will be entitled to elect a majority of our board of directors.

As of September 16, 2011, there were 143 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Preferred Stock, which is exclusive of those shares held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the “Financial Statements”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

STATEMENTS OF OPERATIONS DATA	FISCAL YEAR ENDED JUNE 30,
	2011	2010	2009	2008	2007
Investment income	$2,128,632	$1,655,436	$3,344,324	$6,260,277	$5,876,670
Interest expense	$1,446,193	$906,202	$1,090,074	$2,357,504	$2,117,675
Other expenses	$5,905,188	$4,725,649	$5,194,210	$3,949,293	$3,916,815
Total expenses	$7,351,381	$5,631,851	$6,284,284	$6,306,797	$6,034,490
Net investment loss	$(5,222,749)	$(3,976,415)	$(2,939,960)	$(46,520)	$(157,820)
Net realized/unrealized gains (losses) on investments	$(579,827)	$(2,398,548)	$(2,522,493)	$(491,051)	$356,892
Net increase (decrease) in net assets from operations	$(5,802,576)	$(6,374,963)	$(5,462,453)	$(537,571)	$199,072
Dividends on Preferred Stock	$(337,500)	$(421,875)	$(253,125)	$(337,500)	$(337,500)
Net decrease in net assets from operations available to common stockholders	$(6,140,076)	$(6,796,838)	$(5,715,578)	$(875,071)	$(138,428)
Net decrease in net assets from operations per common share	$(1.81)	$(2.00)	$(1.68)	$(0.26)	$(0.04)
Common Stock dividends paid	$-	$-	$-	$67,912	$-
Common Stock dividends paid per common share	$-	$-	$-	$0.02	$-
Weighted average number of shares of Common Stock outstanding	3,395,583	3,395,583	3,395,583	3,394,981	3,391,208

STATEMENTS OF ASSETS AND LIABILITIES DATA
	2011	2010	2009	2008	2007
Investments	$23,921,735	$25,455,698	$26,409,468	$59,598,287	$62,380,367
Total assets	$30,122,134	$33,909,362	$28,286,156	$61,981,468	$63,944,883
Notes payable and demand notes	$4,500,000	$3,370,000	$370,000	$28,195,697	$29,482,500
Subordinated SBA debentures	$21,175,000	$21,175,000	$12,000,000	$12,000,000	$12,000,000
Total liabilities	$27,886,041	$25,533,193	$13,142,314	$41,183,176	$42,300,043
Total net assets	$2,236,093	$8,376,169	$15,143,842	$20,798,292	$21,644,840

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

CRITICAL ACCOUNTING POLICIES

Investment Valuations

Our loans receivable, net of participations and any unearned discount, are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation  (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management, and approved by the Board of Directors. In determining the fair value, we and our Board of Directors consider factors such as the financial condition of borrower, the adequacy of the collateral, individual credit risks, historical loss experience, and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued based on appraisals prepared by third parties and market analysis.

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

We record the investment in life insurance policies at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management, and approved by the Board of Directors, based on actuarial life expectancy, health evaluations and market trends.

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

Income Recognition

Interest income, including interest on non-performing loans, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  We recognize interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan principal balance.  Loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectability of interest and principal is doubtful.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Total Investment Income

Our investment income for the year ended June 30, 2011, increased $473,196 or 28.6% to $2,128,632 as compared with the prior year’s investment income of $1,655,436. The increase is primarily due to a net increase in interest income of $511,609. This net increase in interest income is primarily due to an increase approximately $750,000 in interest from Corporate Loans that were maintained throughout most of the fiscal year, as partially offset by a decrease in interest from Commercial Loans of approximately $240,000. Such increase in Corporate Loans was reduced, in part, by sales of five loans, principal payments and fair value adjustments. Commercial Loans outstanding at June 30, 2011, decreased by $2,696,517, or 30.2%, to $6,244,815, as compared with the prior year’s amount of $8,941,332. Of this decrease, approximately $1.75 million relates to repayments and approximately $1.1 million is due to the foreclosure of real estate assets which had secured certain Commercial Loans. This aggregate decrease of approximately $2.7 million was partially offset by approximately $250,000 in fair value adjustments. This net decrease in Commercial Loans continues to reflect our business strategy of moving toward Corporate Loans.

Loans

Corporate Loans outstanding at June 30, 2011, increased by $144,425, or 1.0%, to $14,281,285, as compared with Corporate Loans outstanding of $14,136,860 at June 30, 2010.  This net increase is primarily attributable to new loans of approximately $12.0 million. Substantially offsetting this increase were (i) the repayment of loans aggregating approximately $6.4 million; (ii) the sale of five loans for approximately $5.1 million; and (iii) downward adjustments of fair value aggregating approximately $360,000. The interest income earned on Corporate Loans increased in 2011 by approximately $750,000 or 67%, primarily due to an increase in the number of investments during the period and total value of the Corporate Loan portfolio at the end of June 30, 2011.

Life Settlements Contracts outstanding at June 30, 2011, increased by $1,050,200 or 77.5% to $2,408,000, as compared with the prior year-end’s Life Settlements contracts of $1,356,800. This increase in value is primarily attributable to actual premiums paid during fiscal 2011.

Operating Expenses

Interest expense for the year ended June 30, 2011, increased $539,991 or 59.6% to $1,446,193 when compared to $906,202 for the year ended June 30, 2010.  Interest expense increased due primarily to a full year of interest related to $9.175 million of debentures proceeds received in January 2010 and $3.0 million in notes payable proceeds in December 2009 and March 2010 and, to a lesser extent, a $1.5 million senior secured note entered into in January 2011 and the increase in interest rates from 8.75% to 12.0% on the $3.0 million in notes beginning in January 2011.  At June 30, 2011, we had no outstanding bank borrowings as compared with $370,000 at June 30, 2010.

Salaries and employee benefits decreased $270,215 or 14.7% to $1,570,634 in fiscal 2011 as compared with $1,840,849 for the prior fiscal year. This decrease is primarily attributable to a reduction in the number of our employees, as partially offset by termination payments.

Occupancy costs decreased $348,201 or 67.0% to $171,675 in fiscal 2011 from $519,876 for the year ended June 30, 2010, primarily due to a one-time payment of $260,000 in fiscal 2010 made in connection with the termination of the lease obligation on our former New York City office in 2010. Further, the lower rents resulting from termination of a storage facility lease effective June 30, 2010 and the less expensive office space rented in fiscal 2011 contributed to the decline in occupancy costs.

Legal fees increased $1,522,052, or 318.6%, to $1,999,752 in fiscal 2011 from $477,700 in fiscal 2010 due, primarily, to legal work in connection with our capital raising efforts, most significantly, the work relating to the stock purchase agreement and the $1.5 million senior secured note (see Notes 5 and 15 to our consolidated financial statements), and, to a lesser extent, SEC filings, compliance and general legal matters.

Accounting and compliance fees increased $98,981 or 15.7% to $729,993 in fiscal 2011 from $631,012 in the prior fiscal year. Accounting and compliance fees in fiscal 2011 consisted of consulting  fees aggregating $407,437 for financial management personnel (an increase of approximately $220,000 from the prior year, related, primarily, to the Company’s CFO, engaged in September 2010), $16,000 for tax return preparation, consulting fees related to internal controls development and testing of $69,294 (a decrease of  approximately $77,000 from the prior fiscal year), Sarbanes-Oxley compliance monitoring of $57,292 (substantially, unchanged from fiscal 2010) and audit and audit-related fees of $179,970 (a decrease of approximately $16,000, from the prior fiscal year). In fiscal 2011, we incurred no fees related to enterprise risk management, a decrease of approximately $28,000 from 2010.  The net reduction in accounting and compliance fees, other than management personnel,  is primarily attributable to two factors: (a) significant cost-cutting measures in the current year and (b) disproportionately high internal control-related costs in the prior year.

Directors’ fees and expense increased by $109,472, or 55.9%, to $305,140 in 2011 from $195,668 in 2010. This increase is primarily attributable to additional board and committee meetings being held in connection with capital raising activities, including the Renova Purchase Agreement and, to a lesser extent, increased board and committee meetings related to personnel issues.

Advisory fees decreased approximately $118,000 or 32.4% to approximately $246,000 in 2011 from approximately $364,000 in the prior fiscal year. This decrease is reflective of the absence of certain one-time payments made in fiscal 2010.

Other administrative expenses increased $185,022, or 26.5%, to $822,100 in fiscal 2011 when compared with the prior year’s amount of $697,078.  This net increase in administrative expenses was due to the following increases: loan costs of $114,772 (attributable to increased loan activity), foreclosure expenses of $99,489 (reflective of additional loan foreclosures), printing of financial and other filing documents of $39,453 (related primarily to a proxy statement in connection with the Renova Purchase Agreement), moving and storage of $18,165 (due to our moves to our two new offices), general office expense of $21,223 (due to our moves to our two new offices), SBA fees of $12,671 (related to the additional SBA debenture of $9.175 million), filing fees of $11,463 and other miscellaneous expenses, net, of $9,011. These increases were partially offset by decreases in depreciation of $87,629 (as a result of the prior year’s write-off of office equipment and leasehold improvements), insurance of $23,663 (due to the assignment of an executive’s life insurance policy), website and computer fees of $15,193 the effect of cost-cutting and recruitment costs of $14,740 (because there were no new hires during 2011).

Net Realized Loss on Investments

The components of net realized losses of approximately $438,000 were as follows:  a loss of approximately $257,000 related to the sale of a Corporate Loan; a loss of approximately $271,000 attributable to the settlement of a Commercial Loan; a loss of approximately $107,000 on a foreclosed loan and a loss of $60,000 related to an equity investment. These losses were partially offset by gains realized in sales and payoffs of Corporate Loans aggregating approximately $257,000.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2011, our investments had a net unrealized depreciation of approximately $142,197 compared with $1,404,700 in the prior fiscal year.  The net unrealized depreciation for the year ended June 30, 2011 is primarily due to decreases in the fair value of certain investments in our portfolio.

An unrealized write-down of $359,353 in our Corporate Loan portfolio was the largest component of unrealized depreciation and, to a lesser extent, we decreased the fair value of our life insurance settlement portfolio by $61,741. These write-downs were partially offset by fair value increases in our Commercial Loans portfolio and our equity investments aggregating $251,168 and $27,729, respectively.

Net Increase (Decrease) in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2011 was $5,802,576 as compared to a net decrease in net assets resulting from operations for the year ended June 30, 2010 of $6,374,963.

STATEMENTS OF ASSETS AND LIABILITIES

Total assets decreased by $3.8 million to $30.1 million as of June 30, 2011 when compared to total assets of $33.9 million as of June 30, 2010. This decrease was primarily due to a decrease in cash of approximately $3.2 million and a decrease in investments of $1.6 million, partially offset by an increase in assets acquired in satisfaction of loans of $1.0 million. We also had an increase in liabilities aggregating approximately $2.3 million, comprised, primarily, of a net increase in notes payable of $1.13 million, an increase in accrued expenses and other liabilities of approximately $931,000 and a dividends payable increase of approximately $253,000. The net increase in notes payable reflects the payoff of a bank loan of $370,000 and the incurrence of a $1.5 million senior secured note. The increase in accrued liabilities is significantly attributable to legal and related fees in connection with an equity transaction that has not yet closed and the increase in dividends payable represent fiscal 2011 preferred stock dividends that have not been declared.

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

Commercial Loans outstanding decreased by $2,570,784, or 22.8%, to $8,722,348, as compared with the prior year’s amount of $11,293,132. Of this decrease, approximately $2.4 million relates to repayments and $600,000 is due to a sale of a foreclosed asset. This aggregate decrease of approximately $3 million was reduced by approximately $380,000 in new loans and a reduction in fair value of approximately $50,000. This net decrease in Commercial Loans reflects our business strategy of moving toward Corporate Loans. Interest income decreased approximately $1.6 million, or 78.5%, primarily due to a decrease in Commercial Loans outstanding, interest rate declines and a higher percentage of loans on non-accrual status.  Included in this decrease is approximately $500,000 of interest earned during the 2009 fiscal year, which related to the taxicab medallion loans that were sold in September 2008.

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

Accounting and compliance fees decreased $164,356, or 20.7%, to $631,012 in fiscal 2010 from $795,368 in the prior fiscal year. Accounting and compliance fees in fiscal 2010 consisted of accounting fees of $186,950 for an out-sourced controller, tax preparation fees of $15,000, consulting fees related to compliance with Sarbanes Oxley of $205,875, enterprise risk assessment fees of $27,775, and audit and audit-related fees of $195,412. Each of these items decreased when compared with the same expense categories in the year ended June 30, 2009.

Legal fees in fiscal 2010, aggregating $477,700, decreased $391,000, or 45.0%, from the prior year’s legal fees of $868,853. Such fees were comprised of $412,299 related, primarily, to general legal matters, including SEC filings and compliance and, less significantly, to $65,401 of legal fees incurred in connection with life settlement-related matters.

Other administrative expenses decreased $73,048 or 9.5% to $697,078 in 2010 when compared with the prior year’s amount of $770,126.  This decrease in administrative expenses was due to the following reductions: service fees of $35,808, bank audit fees of $5,357, investor relation fees of $12,238, outside help of $10,500, advertising fees of $11,123, foreclosure expenses of $10,301, telephone expense of $6,747, transfer agent fees of $7,780, messenger service of $3,066, printing fees of $4,922, custodial fees of $59,117 and miscellaneous expenses of $45,924. These decreases were partially offset by increases in recruitment fees of $14,740, loan processing fees of $5,810, insurance expense of $34,663, SBA commitment fees of $17,516, loss on furniture and fixtures and leasehold improvements retired of $65,623 and website and computer fees of $1,483.

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

STATEMENTS OF ASSETS AND LIABILITIES

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

Our interest rate sensitive assets were $15,876,356 and we had no interest rate sensitive liabilities at June 30, 2011.  Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates.  Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

Interest Rate Swap Agreements

Ameritrans has the ability to manage the exposure of its portfolio to increases in market interest rates by entering into interest rate swap agreements to hedge a portion of its variable-rate debt against increases in interest rates and by incurring fixed-rate debt consisting primarily of subordinated SBA debentures.

As of June 30, 2011 and 2010, we were not a party to any interest rate swaps.

Investment Considerations

In the fiscal year ended June 30, 2011, our investment income was negatively affected by historically low LIBOR due to the Federal Reserve’s decrease in interest rates. This low interest rate had a direct effect on the actual rate of interest we received on our outstanding Corporate Loans, and to a lesser extent, certain Commercial Loans.  The dollar amount of our adjustable rate loans receivable at June 30, 2011 was approximately $15.9 million with the remainder of $4.6 million being fixed rate loans.  Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we lend funds.  While many of the loans in our portfolio bear interest at fixed-rates or adjustable-rates, we may, in the future, finance a substantial portion of such loans by incurring indebtedness with floating interest rates.  As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability.  Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  However, a decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business over time.  A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates.  In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

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

Liquidity and Capital Resources

We have funded our operations through private and public placements of our securities, bank financing, the issuance to the SBA of our subordinated debentures and internally generated funds.  We entered into a Loan Purchase Agreement dated July 16, 2008 with Medallion Financial Corp. and Medallion Bank pursuant to which we sold substantially all of our taxicab medallion loans.  We used the proceeds of sale to pay down our bank lines. Since exiting the taxicab medallion business, the Company has relied on SBA Debentures and, to a lesser extent, private placements of debt. At June 30, 2011, we had negative working capital of approximately $2.0 million. Substantially, all of our cash is subject to restrictions pursuant to SBA regulations. At June 30, 2011, 82.5% or $21,175,000 of our total indebtedness of $25,675,000 was attributable to the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.11% to 5.54%. An additional 5.8%, or $1.5 million, of our total indebtedness was represented by a senior secured note with a fixed rate of interest of 12%. The remaining 11.7%, or $3.0 million, of our total indebtedness was represented by notes sold in a private placement with an adjusted fixed rate of interest of 12%. Elk currently may borrow additional amounts from banks subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of future bank credit lines.

Contractual obligations expire or mature at various dates through March 1, 2020.  The following table shows all contractual obligations at June 30, 2011.

	Payments due by period
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years		4 - 5 years	More than 5 years	Total
Fixed rate borrowings	$4,500,000	$5,050,000	$6,950,000	$-	$		$9,175,000	$25,675,000
Operating lease obligations including overhead)	173,186	145,933	106,763	109,676		112,678	125,682	773,918
Total	$4,673,186	$5,195,933	$7,056,763	$109,676		$112,678	$9,300,680	$26,448,918

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

At June 30, 2011, we had cash on hand and cash equivalents aggregating approximately $4.2 million and negative working capital of approximately $2.0 million. Substantially, all of our cash is subject to restrictions pursuant to SBA regulations.

On April 12, 2011, the Company entered into the Renova Purchase Agreement with Renova.  Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase, (i) the Initial Purchased Stock for an aggregate purchase price of $25,000,000 at the Initial Closing to be held no later than November 30, 2011 and (ii) the Additional Purchased Stock, for an aggregate purchase price initially equal to $35,000,000 (if such investment is made at the Initial Closing) as may be increased to up to $40,000,000 in accordance with the terms of the Renova Purchase Agreement at the Subsequent Closing to be held from time to time between the date of the Initial Closing and the second anniversary of the Initial Closing based on the terms and conditions of the Renova Purchase Agreement. See Note 15, Stock Purchase Agreement, of Notes to Consolidated Financial Statements.  Although certain aspects of the Renova Transaction have been approved by our stockholders, the consummation of the Renova Transaction remains subject to various conditions to closing, including approval by the SBA of the change of ownership and control of Elk that would occur upon the Initial Closing.  To date, the SBA has not approved such change of ownership and control and no assurance can be given that such approval will be obtained or, if such approval is obtained, that we will be able to consummate the Renova Transaction on the terms set forth in the Renova Purchase Agreement or at all.  Even if we consummate the Initial Closing, the Subsequent Closings contemplated by the Renova Purchase Agreement (including the purchase by Renova of up to $40,000,000 of our common stock) will remain subject to the satisfaction of various conditions to Renova’s obligation to consummate the Subsequent Closings. If the transaction contemplated by the Renova Purchase Agreement is not consummated, we will require additional sources of capital and new bank lines of credit and cash flow from operations to fund our business plan.  As a result, we continue to explore additional options, including cost reductions and obtaining additional financing, which may increase available funds for our growth and expansion of this strategy. Such financing may not be available or available on attractive terms and thus may adversely affect our plans and strategies. Nevertheless, we believe that we have sufficient resources currently available to sustain our business for, at least, the next twelve months.

The Renova Purchase Agreement also limits our ability to engage in certain financings until the earlier to occur of the Initial Closing or the termination of the Renova Purchase Agreement.  Specifically, the Renova Purchase Agreement prohibits the Company from, among other things, issuing any capital stock or debt securities (or debt securities convertible into or exchangeable for securities) having voting rights; or incurring any indebtedness for borrowed money, other than indebtedness incurred in the ordinary course of business and consistent with past practices for use as working capital in an aggregate principal amount not in excess of $500,000, in each case without Renova’s prior written consent.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and is to be applied prospectively. We are evaluating the impact adoption of ASU 2011-04 will have on our disclosures and do not believe adoption will have an impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 amends Topic 310 by requiring that a creditor, when evaluating whether a restructuring constitutes a troubled debt restructuring, separately conclude that both the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. We do not expect the adoption of ASU 2011-02 to have an impact on our financial condition or results of operations.

In January 20 I 0, FASB issued ASU No. 20 10-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level I and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of Level 3 activity. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of FASB ASU 2010-06 did not have a material impact on our financial condition and results of operations.

There are no other recently issued accounting pronouncements that are not yet effective that are expected to have a material impact on our financial position or results of operations or disclosures in the consolidated financial statements.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted (by applying such theoretical increase to our $15.9 million variable rate loans receivable portfolio) in an additional net increase in net assets from operations of approximately $159,000 at June 30, 2011. This is comprised solely of an increase of interest on loans receivable of $159,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) -15(e) and 15(d)-15(e) under the Exchange Act). Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in our definitive Proxy Statement for our 2011 Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2011, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement for our 2011 Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2011, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement for our 2011 Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2011, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement for our 2011 Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2011, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement for our 2011 Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2011, and is incorporated herein by reference.

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

EXHIBIT INDEX
Exhibit Number	Exhibit
3 (i)	Certificate of Incorporation (1)
3 (ii)	Amended and Restated By-laws (2)
4

Form of subordinated debentures issued to the U.S. Small Business Administration (“SBA”) by Elk Associates Funding Corporation (“Elk”) Debenture issued March 26, 1997 - principal amount - $430,000; Maturity Date - March 1, 2007; Stated Interest Rate - 7.38%.(3)

The following debentures are omitted pursuant to Rule 483:

	f.	Debenture issued July 22, 2002 - principal amount $2,050,000; Maturity Date – September 1, 2012, Stated Interest Rate – 4.67%.
	g.	Debenture issued December 22, 2002 - principal amount $3,000,000; Maturity Date – March 1, 2013; Stated Interest Rate – 4.63%.
	h.	Debenture issued September 28, 2003 - principal amount $5,000,000; Maturity Date – March 1 2014; Stated Interest Rate – 4.12%.
	i.	Debenture issued February 14, 2004 - principal amount $1,950,000; Maturity Date – March 1 2014; Stated Interest Rate – 4.12%.
	j.	Debenture issued December 26, 2009 principal amount $9,175,000 Maturity Date - March 1, 2020; Stated Interest Rate – 4.11%.

10.1	Security Agreement between Elk and the SBA, dated September 9, 1993. (3)
10.2	1999 Employee Stock Option Plan, as amended. (4)
10.3	Non-Employee Director Stock Option Plan, as amended. (4)
10.4

Custodian Agreement among Elk; Bank Leumi Trust Company of New York (“Leumi”), Israel Discount Bank of New York (“IDB”), Bank Hapoalim B.M. (“Hapoalim”) and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the “Custodian Agreement”).(3)

10.5	Agreements between Elk and the SBA.(3)
10.6	Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA dated September 9, 1993 (the “Intercreditor Agreement”) (3)
10.7	Amendments to the Custodian and Intercreditor Agreements. (3)
10.8	Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the “Bank Intercreditor Agreement”). (3)
10.9	Amendments to the Bank Intercreditor Agreement. (3)
10.10	Form of indemnity agreement between Ameritrans and each of its directors and officers.(1)
10.11	Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Lee Forlenza. (5)
10.12	Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Ellen Walker. (5)
10.13	Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens. (6)
10.14	Amendment dated August 25, 2006 to Silvia Mullens Employment Agreement dated as of January 1, 2002.
10.15	Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance. (6)
10.16	Amendment dated August 25, 2006 to Margaret Chance Employment Agreement dated as of January 1, 2002.
10.17	Amended and Restated Employment Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (7)
10.18	Amended and Restated Consulting Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (7)
10.19	Amended and Restated Employment Agreement dated as of October 10, 2008 between Ameritrans and Gary Granoff. (8)
10.20	Amended and Restated Employment Agreement dated as of May 28, 2010 between Ameritrans and Michael Feinsod.(9)

10.21	Executed Demand Grid Promissory Note dated April 30, 2009, between Elk and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010, and extended to (10)
10.22	Executed Fixed Rate Promissory Note dated January 4, 2010, between Elk Associates Funding Corp. and Bank Leumi USA and extended to July 6, 2010. (10)
10.23	Agreement of Sublease made as of the 1st day of July, 2010, by and between Commonwealth Associates, LP and Ameritrans Capital Corporation/Elk Associates Funding Corporation. (11)
10.24	Agreement of Sublease dated as of the 13th day of July, 2010, by and between CRC Insurance Services, Inc and Ameritrans Capital Corporation. (11)
10.25

Executed Fixed Rate Promissory Note dated January 4, 2010 between Elk Associates Funding Corp. and Bank Leumi USA (incorporated by reference from Amendment No. 2 to the Quarterly Report for the Quarterly Period Ended December 31, 2009 on Form 10-Q/A filed with the SEC on April 13, 2011)

10.26

Executed Demand Grid Promissory Note dated April 30, 2009 between Elk Associates Funding Corp. and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010 and extended to June 30, 2010 (incorporated by reference from Amendment No. 2 to the Quarterly Report for the Quarterly Period Ended December 31, 2009 on Form 10-Q/A filed with the SEC on April 13, 2011)

10.27

Agreement of Sublease, effective as of July 1, 2010, between Ameritrans Capital Corporation and Commonwealth Associates, LP (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 15, 2010)

10.28

Sublease, dated July 13, 2010, between Ameritrans Capital Corporation and CRC Insurance Services, Inc. (incorporated by reference from the Current Report on Form 8-K filed with the SEC on July 15, 2010)

10.29

Independent Contractor Agreement, effective as of September 29, 2010, between Ameritrans Capital Corporation and Richard L. Feinstein (incorporated by reference from the Current Report on Form 8-K filed with the SEC on October 5, 2010)

10.30	Senior Secured Note in the principal amount of $1,500,000, dated January 19, 2011 (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2011)
10.31	Form of Amendment to Promissory Note (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2011)
10.32

Stock Pledge Agreement, dated January 19, 2011 by Ameritrans Capital Corporation in favor of Ameritrans Holdings LLC (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 24, 2011)

10.33

Separation Agreement and General Release, dated March 31, 2011, among Ameritrans Capital Corporation, Elk Associates Funding Corporation and Ellen M. Walker (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 5, 2011)

10.34

Separation Agreement and General Release, dated March 31, 2011, among Ameritrans Capital Corporation, Elk Associates Funding Corporation and Lee Forlenza (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 5, 2011)

10.35

Stock Purchase Agreement, dated April 12, 2011, by and between Ameritrans Capital Corporation (“the Company“) and Renova US Holdings Ltd. (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 14, 2011)

10.36

Amendment to Senior Secured Note, dated April 12, 2011, by and between the Company and Ameritrans Holdings LLC (incorporated by reference from the Current Report on Form 8-K filed with the SEC on April 14, 2011)

10.37

Amended and Restated Pledge Agreement, dated as of May 5, 2011, by Ameritrans Capital Corporation in favor of Ameritrans Holdings, LLC (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 11, 2011)

10.38

Release Letter, dated May 5, 2011, addressed to Ameritrans Capital Corporation from Ameritrans Holdings, LLC (incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 11, 2011)

10.39

First Amendment to Stock Purchase Agreement, dated as of June 17, 2011, by and between Ameritrans Capital Corporation and Renova US Holdings Ltd. (incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 17, 2011)

12.1	Computation of Ratio of Earnings to Fixed Charges and Preference Dividends
14.2	Code of Ethics of Ameritrans Capital Corporation as amended July 1. 2009
21.1	List of Subsidiaries of Ameritrans. (12)

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ameritrans Audit Committee Charter (13)
99.2	Ameritrans Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006. (14)

NOTES

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form N-14 (File No. 333-63951) filed September 22, 1998.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on July 1, 2008.

(3)	Incorporated by reference from the Registrant’s Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(4)	Incorporated by reference from the Registrant’s Proxy Statement on Form 14A (File No. 814-00193) filed on May 21, 2007.

(5)	Incorporated by reference from the Registrant’s N-2 (File No. 333-132438) filed on March 15, 2006.

(6)	Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2002.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed September 20, 2007.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on October 10, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed June 4, 2010.

(10)	Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed July 15, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K(File No. 814-00193) filed July 15, 2010.

(12)	Incorporated by reference from the Registrant’s 10-K (File No. 814-00193) filed September 28, 2004.

(13)	Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2007.

(14)	Incorporated by reference from the Registrant’s N-2 (File No. 333-132438) filed on March 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2011.

AMERITRANS CAPITAL CORPORATION

By: /s/ Michael R. Feinsod

Michael R. Feinsod

Chief Executive Officer,

President, Chairman of the Board of Directors and Chief Compliance Officer

By: /s/ Richard L. Feinstein

Richard L. Feinstein

Chief Financial Officer,

Senior Vice President-Finance

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer, President, Chairman of the Board of Directors and Chief Compliance Officer	September 28, 2011
Michael Feinsod

/s/ Gary C. Granoff	Director	September 28, 2011
Gary C. Granoff

/s/ Steven Etra	Director	September 28, 2011
Steven Etra

/s/ John R. Laird	Director	September 28, 2011
John R. Laird

/s/ Howard F. Sommer	Director	September 28, 2011
Howard F. Sommer

/s/ Ivan Wolpert	Director	September 28, 2011
Ivan Wolpert

/s/ Peter Boockvar	Director	September 28, 2011
Peter Boockvar

/s/ Elliott Singer	Director	September 28, 2011
Elliott Singer

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONTENTS

June 30, 2011, 2010 and 2009

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Statements of Assets and Liabilities at June 30, 2011 and 2010	F-3

Statements of Operations for the Years Ended June 30, 2011, 2010 and 2009	F-4

Statements of Changes in Net Assets for the Years Ended June 30, 2011, 2010 and 2009	F-5

Statements of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009	F-6

Schedules of Investments as of June 30, 2011 and 2010	F-7 – F-11

Notes to Consolidated Financial Statements	F-12 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities, including the schedules of investments, of Ameritrans Capital Corporation and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2011, and the financial highlights for each of the periods presented.  These consolidated financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011 and the financial highlights for each of the periods presented, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP

New York, New York

September 28, 2011

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

June 30, 2011 and 2010

		2011	2010
Assets

Investments at fair value (cost of $27,828,620 and $29,220,386, respectively):
Non-controlled/non-affiliated investments		$23,565,240	$24,904,497
Non-controlled affiliated investments		4,761	4,761
Controlled affiliated investments		351,734	546,440

Total investments at fair value		23,921,735	25,455,698

Cash		4,151,616	6,992,156
Certificate of deposit – restricted cash		-	370,335
Accrued interest receivable		412,647	417,925
Assets acquired in satisfaction of loans	.	1,075,547	28,325
Furniture and equipment, net		52,075	40,254
Deferred loan costs, net		331,310	402,160
Prepaid expenses and other assets		177,204	202,509

Total assets		$30,122,134	$33,909,362

Liabilities and Net Assets
Liabilities:
Debentures payable to SBA		$21,175,000	$21,175,000
Notes payable, banks		-	370,000
Note payable, other		4,500,000	3,000,000
Accrued expenses and other liabilities		1,505,969	576,242
Accrued interest payable		367,572	327,576
Dividends payable		337,500	84,375

Total liabilities		27,886,041	25,533,193

Commitments and contingencies (Notes 2, 4, 5, 9 and 12)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding		-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding		3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding		341	341
Additional paid-in capital		21,330,544	21,330,544
Losses and distributions in excess of earnings		(18,717,907)	(12,720,028)
Net unrealized depreciation on investments		(3,906,885)	(3,764,688)
Total		2,306,093	8,446,169
Less: Treasury stock, at cost, 10,000 shares of common stock		(70,000)	(70,000)

Total net assets		2,236,093	8,376,169

Total liabilities and net assets		$30,122,134	$33,909,362

Net asset (liability) value per common share		$(0.40)	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$2,062,576	$1,544,667	$3,023,497
Non-controlled affiliated investments	-	-	13,981
Controlled affiliated investments	39,644	45,944	67,776
	2,102,220	1,590,611	3,105,254
Fees and other income	26,412	64,825	239,070
Total investment income	2,128,632	1,655,436	3,344,324

Operating expenses:
Interest	1,446,193	906,202	1,090,074
Salaries and employee benefits	1,570,634	1,840,849	2,216,963
Occupancy costs	171,675	519,876	280,502
Legal fees	1,999,752	477,700	868,853
Accounting and compliance fees	729,993	631,012	795,368
Directors fees and expenses	305,140	195,668	107,715
Advisory fees	245,894	363,466	144,758
Other administrative expenses	882,100	697,078	780,051
Total operating expenses	7,351,381	5,631,851	6,284,284
Net investment loss	(5,222,749)	(3,976,415)	(2,939,960)
Net realized losses on investments:
Non-controlled/non-affiliated investments	(437,630)	(993,848)	(642,495)
Non-controlled affiliated investments	-	-	(604,693)
Controlled affiliated investments	-	-	8,315
	(437,630)	(993,848)	(1,238,873)
Net unrealized depreciation on investments	(142,197)	(1,404,700)	(1,283,620)
Net realized/unrealized losses on investments	(579,827)	(2,398,548)	(2,522,493)
Net decrease in net assets from operations	(5,802,576)	(6,374,963)	(5,462,453)
Distributions to preferred shareholders	(337,500)	(421,875)	(253,125)

Net decrease in net assets from operations available to common shareholders	$(6,140,076)	$(6,796,838)	$(5,715,578)
Weighted Average Number of Common Shares
Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per
Common Share:
Basic and diluted	$(1.81)	$(2.00)	$(1.68)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Years Ended June 30, 2011, 2010 and 2009

	2011	2010	2009

Decrease in net assets from operations:
Net investment loss	$(5,222,749)	$(3,976,415)	$(2,939,960)
Net realized losses from investments	(437,630)	(993,848)	(1,238,873)
Unrealized depreciation on investments	(142,197)	(1,404,700)	(1,283,620)

Net decrease in net assets resulting from operations	(5,802,576)	(6,374,963)	(5,462,453)

Shareholder distributions:
Distributions to preferred shareholders	(337,500)	(421,875)	(253,125)

Capital share transactions:
Stock options compensation expense	-	29,165	61,128

Net decrease in net assets resulting from capital shares transactions and shareholder distributions	(337,500)	(392,710)	(191,997)

Total decrease in net assets	(6,140,076)	(6,767,673)	(5,654,450)

Net assets:
Beginning of year	8,376,169	15,143,842	20,798,292

End of year	$2,236,093	$8,376,169	$15,143,842

Net assets (liabilities) per common	$(1,363,907)	$4,776,169	$11,543,842
Net assets per preferred	$3,600,000	$3,600,000	$3,600,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net decrease in net assets from operations	$(5,802,576)	$(6,374,963)	$(5,462,453)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Depreciation and amortization	79,550	88,885	70,986
Deferred compensation	-	29,166	61,128
Net realized losses on investments	437,630	993,848	1,238,873
Net unrealized depreciation on investments	142,197	1,404,700	1,283,620
Portfolio investments	(13,115,304)	(8,139,938)	(5,206,619)
Proceeds from principal receipts, sales, maturity of investments	14,069,440	6,695,159	35,872,945
Transfer out of portfolio to assets acquired in satisfaction of loan	(1,047,222)	-	-
Loss on disposal of furniture, equipment and leasehold improvements	-	65,623	-
Assets acquired in satisfaction of loans	-	-	9,925
Changes in operating assets and liabilities:
Accrued interest receivable	5,278	122,288	62,743
Prepaid expenses and other assets	25,304	(56,106)	586,794
Accrued expenses and other liabilities	929,727	14,093	(78,427)
Accrued interest payable	39,996	117,411	(52,363)
Dividends payable	-	-	(84,375)
Total adjustments	1,566,596	1,335,129	33,765,230
Net cash provided by (used in) operating activities	(4,235,980)	(5,039,834)	28,302,777

Cash flows from investing activities:
Purchase of furniture and equipment	(20,520)	(6,365)	(4,414)
Net cash used in investing activities	(20,520)	(6,365)	(4,414)

Cash flows from financing activities:
Repayment of note payable, related parties	-	-	(100,000)
Proceeds from notes payable, banks	-	-	3,130,000
Proceeds from debentures payable to SBA	-	9,175,000	-
Proceeds from note payable, other	1,500,000	3,000,000	-
Repayment of note payable, banks	(370,000)	-	(30,855,697)
Deferred loan costs	-	(314,244)	-
Dividends paid on preferred stock	(84,375)	(337,500)	(253,125)
Net cash provided by (used in) financing activities	1,045,625	11,523,256	(28,078,822)
Net increase (decrease) in cash and cash equivalents	(3,210,875)	6,477,057	219,541

Cash:
Beginning of year	7,362,491	885,434	665,893
End of year	$4,151,616	$7,362,491	$885,434

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,406,197	$788,791	$1,142,437

Supplemental disclosure of non-cash investing and financing activities:
Stock options granted	$-	$-	$49,372
Accrued dividends on preferred stock	$337,500	$84,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (279.27%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/11	1,820,868	1,820,868	1,820,868
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	218,824	218,824	218,824
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	185,436	185,436	87,750
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	36,121	36,121	36,121
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	135,577
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	235,473	235,473	235,473
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.00%, due 1/09	270,000	270,000	270,000
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.0%, no stated maturity	89,396	89,396	89,396
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc.(6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Medallion Loans Taxicab Medallion Loans	2 Medallion Loan 11.7% weighted average rate	152,000	152,000	152,000
Other Miscellaneous Loans (5) (6)		116,270	116,270	95,216
	Total Commercial Loans		6,745,797	6,244,815
Corporate Loans Receivable (638.96%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	1,343,309
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 6/13	1,301,945	1,301,945	1,301,945
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, of which 8% is PIK , due 7/13	2,359,106	2,304,012	1,344,691
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,269,691	1,242,511	1,231,600
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	829,824	815,922	829,824
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.5%, due 3/17	1,500,000	1,485,635	1,500,000
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.50%, due 6/15	1,035,751	1,015,960	1,043,519
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	910,067	894,298	910,067

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.5%, due 09/16	$992,500	$967,150	$997,463
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, due 07/15	1,538,367	1,538,367	1,538,367
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,226,456	1,312,500
Miramax Film NY, LLC Film Library	Term Loan, First Lien 7.75%, due 06/16	892,308	874,126	928,000
	Total Corporate Loans		16,023,064	14,281,285
	Total loans receivable		22,768,861	20,526,100
Life Insurance Settlement Contracts (107.74%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		3,681,632	2,408,000
Equity Investments (44.19%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,015
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	4,761
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	936,337
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,974
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	850
	Total equity investments		1,378,127	987,635
	Total investments		$27,828,620	$23,921,735

(1)   Unless otherwise noted, all investments are pledged as collateral for the Notes Payable, Banks (see Note 5 to the consolidated financial statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of June 30, 2011, we own 5% or more of the portfolio company’s outstanding voting securities.

(3)   As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)   Percentage of net assets.

(5)   Other small balance loans.

(6)   Loan receivable is on non-accrual status and therefore is considered non-income producing. Included in Other Miscellaneous Loans is a loan valued at $12,000 that is on non-accrual status.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (106.75%) (4)
PPCP Inc .(6)	Business Loan	$36,691	$36,691	$-
Computer Software	8.0%, due 7/08 and 1/10
Geronimo ATM Fund LLC. (6)	Collateralized Business Loan	146,822	146,822	19,234
ATM Operator	12.0%, due 5/09
Cleaners of North Beach, LLC	Collateralized Business Loan	13,800	13,800	13,800
Dry Cleaners	5.5%, due 5/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	1,858	1,858	1,858
Dry Cleaners	6.0%, due 7/11
Crown Cleaners of Miami Lakes	Collateralized Business Loan	10,236	10,236	10,236
Dry Cleaners	6.0%, due 7/11
Andy Fur Dry Cleaning, Inc. (6)	Collateralized Business Loan	12,103	12,103	-
Dry Cleaners	11.5%, due 1/10
Vivas & Associates, Inc. (6)	Collateralized Business Loan	11,985	11,985	-
Nail Salon	9.0%, due 1/10
Monticello Desserts, Inc.	Collateralized Business Loan	26,033	26,033	26,033
Retail Bakery	10.50%, due 4/10
Just Salad LLC	Collateralized Business Loan	300,000	300,000	300,000
Retail Food Service	10.0%, due 10/10
E&Y General Construction Co. (6)	Senior Real Estate Mortgage	870,791	870,791	870,791
Construction Services	10.5%, due 10/10
Sealmax, Inc. (6)	Senior Real Estate Mortgage	914,195	914,195	775,000
Construction Services	12.0%, due 4/11
Soundview Broadcasting LLC	Senior Real Estate Mortgage	1,882,189	1,882,189	1,882,189
Television and Broadcasting	6.0%, due 9/11
Golden Triangle Enterprises LLC	Senior Real Estate Mortgage	276,370	276,370	276,370
Retail Food Service	4.9%, due 12/13
Goldhkin Wholesale Ent. Inc.	Senior Real Estate Mortgage	570,413	570,413	570,413
Retail Gasoline	11.5%, due 7/12
Conklin Services & Construction Inc. (6)	Collateralized Business Loan	1,648,181	1,648,181	1,400,954
Specialty Construction and Maintenance	11.0%, due 10/08
Mountain View Bar & Grill Inc. (6)	Collateralized Business Loan	406,067	406,067	406,067
Retail Food Service	12.0%, due 5/09
J. JG. Associates, Inc. (6)	Senior Loan	190,236	190,236	87,750
Consumer Receivable Collections	no stated rate, no maturity
J. JG. Associates, Inc. (6)	Senior Loan	36,781	36,781	22,960
Consumer Receivable Collections	no stated rate, no maturity
Car-Matt Real Estate LLC (6)	Senior Real Estate Mortgage	135,577	135,577	135,577
Real Estate Mortgage	12.0%, due 11/08
633 Mead Street, LLC (3) (6)	Senior Real Estate Mortgage	215,000	215,000	175,000
Unimproved real estate	15.0%, due 8/08
CMCA, LLC (3)	Collateralized Business Loan	254,379	254,379	254,379
Consumer Receivable Collections	12.0%, no stated maturity
CMCA, LLC #2 (3)	Collateralized Business Loan	106,261	106,261	106,261
Consumer Receivable Collections	12.0%, no stated maturity
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	270,000	270,000	270,000
Construction Services	12.0%, due 1/09
Adiel Homes Inc. (6)	Senior Real Estate Mortgage	89,386	89,386	89,386
Construction Services	12.0%, no stated maturity
Western Pottery LLC	Subordinated Business Loan	361,609	361,609	361,609
Ceramic Sanitaryware Distributor	4.25.%, due 6/09
Greaves-Peters Laundry Systems Inc.	Collateralized Business Loan	292,562	292,562	292,562
Laundromat	10.9%, due 9/13
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.0%, due 6/12	250,000	250,000	250,000
Medallion Loans Taxicab Medallion Loans	5 Medallion Loan 10.7% weighted average rate	218,984	218,984	218,984
Other Miscellaneous Loans (5)		144,973	144,973	123,919
	Total Commercial Loans		9,693,482	8,941,332

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Corporate Loans Receivable (168.71%) (4)
Charlie Brown’s Acquisition Co.	Term Loan B	$2,146,101	$2,146,101	$2,038,796
Retail Food Service	10.25%, all PIK, due 10/13
Resco Products Inc.	Term Loan, First Lien	1,494,405	1,494,405	1,494,405
Diversified Manufacturing	8.5%, due 6/13
Alpha Media Group Inc.	Term Loan, First Lien	2,155,014	2,082,778	937,725
Publishing	12.0%, of which 8% is PIK, due 8/14
Centaur LLC (6)	Term Loan, First Lien	1,384,914	1,365,139	1,108,004
Gaming	11.25%, due 10/12
X-Rite Inc.	Term Loan, First Lien	1,047,948	1,043,107	1,039,059
Process Control Instruments	7.5%, due 10/12
BP Metals LLC	Term Loan, First Lien	859,567	859,567	859,567
Diversified Manufacturing	10.03%, due 6/13
Hudson Products Holdings Inc.	Term Loan, First Lien	1,272,955	1,239,347	1,234,766
Diversified Manufacturing	8.5%, due 8/15
Education Affiliates Inc.	Term Loan, First Lien	884,538	866,663	884,538
Private Education	8.0%, due 1/15
Fairway Group Holdings Corp.	Term Loan, First Lien	995,000	968,162	995,000
Diversified Supermarkets	12.0%, Due 1/15
Shearer’s Foods Inc.	Term Loan, First Lien	1,000,000	978,542	1,007,500
Wholesale Food Supplier	12%, due 6/15
Kratos Defense & Security Solutions Inc.	Term Loan, First Lien	1,250,000	1,250,000	1,268,750
Multi-platform Defense Systems	10%, due 10/13
Roundy’s Supermarkets Inc.	Term Loan, First Lien	1,225,000	1,225,475	1,268,750
Retail Food Supplier	10%, due 6/15
	Total Corporate Loans		15,519,286	14,136,860
	Total loans receivable		25,212,768	23,078,192
Life Insurance Settlement Contracts (16.20%)(4)
Life insurance policies	5 life insurance policies, aggregate		2,568,691	1,356,800
	face value of $17,659,809
Equity Investments (12.19%) (4)
MBS Serrano, Ltd.	Limited Partnership Interest		50,600	8,487
Rental Real Estate Limited Partnership
MBS Colonnade, Ltd.	Limited Partnership Interest		50,000	12,009
Rental Real Estate Limited Partnership
MBS Sage Creek, Ltd.	Limited Partnership Interest		50,000	18,800
Rental Real Estate Limited Partnership
MBS Walnut Creek, Ltd.	Limited Partnership Interest		25,000	-
Rental Real Estate Limited Partnership
MBS Lodge At Stone Oak, Ltd.	Limited Partnership Interest		60,000	30,896
Rental Real Estate Limited Partnership
238 W. 108 Realty LLC (2)	5.00% LLC Interest		100,000	4,761
Residential Real Estate Development
Asset Recovery & Management, LLC (3)	30.00% LLC Interest		6,000	6,000
Consumer Receivable Collections

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2010
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
633 Mead Street, LLC (3)	57.10% LLC Interest		$800	$800
Real Estate Development
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC			700,000	918,295
Real Estate Development	4.20% LLC Interest
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	11,158
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	5,500
	Total equity investments		1,438,927	1,020,706
	Total investments		$29,220,386	$25,455,698

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

Years Ended June 30, 2011, 2010 and 2009

1.  Organization and Summary of Significant Accounting Policies

Organization and Principal Business Activity

Ameritrans Capital Corporation (“Ameritrans” or the “Company”) is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation. Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes direct loans to and directly invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure. Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations. The Company categorizes its investments into four security types:  1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements and 4) Equity Investments.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.

Basis of Presentation and Consolidation

The consolidated financial statements are presented based on accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“Elk Capital”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”) and five single-member, limited liability companies,  each wholly-owned by Ameritrans and each holding one insurance policy in connection with our life settlement investments portfolio. All significant inter-company transactions have been eliminated in consolidation.

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At June 30, 2011, EAF was operating the real estate of Sealmax. Inc., acquired in satisfaction of loans.

Presentation of Prior Year Data

Certain reclassifications have been made to conform prior years’ data to the current year’s presentation. Although the reclassifications resulted in changes to certain line items in the previously filed financial statements, the overall effect of the reclassifications did not impact net assets available.

Investment Valuations

The Company’s loans receivable, net of participations and any unearned discount are considered investment securities under the 1940 Act and are recorded at fair value. As part of fair value methodology, loans are valued at cost adjusted for any unrealized appreciation (depreciation). Since no ready market exists for these loans, the fair value is determined in good faith by management and approved by its Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral, individual credit risks, historical loss experience and the relationships between current and projected market rates and portfolio rates of interest and maturities. Foreclosed properties, which represent collateral received from defaulted borrowers, are valued similarly.

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

Years Ended June 30, 2011, 2010 and 2009

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

The Company records the investment in life insurance policies at the Company’s estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits. The Company also considers the market for similar policies. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management and approved by the Board of Directors.

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC, generally, is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2011, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2011, 2010 and 2009, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC. The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal years presented.  The Company’s tax returns for fiscal years ended 2008 through 2011 are subject to examination by federal, state and local income tax authorities.

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

Deferred Loan Costs and Fees

Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2011, 2010 and 2009 was $70,850, $58,180 and $40,664, respectively.  At June 30, 2011 and 2010, deferred loan costs and commitment fees amounted to $331,310 and $402,160, net of accumulated amortization of $402,933 and $332,083, respectively.

Assets Acquired in Satisfaction of Loans

Assets acquired in satisfaction of loans are carried at the lower of the net value of the related foreclosed loan or the estimated fair value. Losses incurred at the time of foreclosure are charged to the realized depreciation on loans receivable. Subsequent reductions in estimated net realizable value are charged to operations as losses on assets acquired in satisfaction of loans.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The fair value of the Company’s investments is particularly susceptible to significant changes.

Treasury Stock

Treasury stock is carried at cost.  Gains and losses on disposition of treasury stock, if any, are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Increase (Decrease) in Net Assets Per Share

Increase (decrease) in net assets per share includes no dilution and is computed by dividing current net increase (decrease) in net assets from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted increase (decrease) in net assets per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the years presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of June 30, 2011, no shares have been purchased under the plan.

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

Stock Options

The Company adopted ASC 718-10 (previously SFAS No. 123R, “Share-Based Payment”) and related interpretations in accounting for its stock option plans effective January 1, 2006, and accordingly, the Company will expense these grants as required. Stock-based employee compensation costs in the form of stock options will be reflected in net increase (decrease) in net assets from operations for grants made including and subsequent to January 1, 2006 only, since there were no unvested options outstanding at December 31, 2005, using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.  Previously, no compensation cost was recognized under these plans, as the Company followed the disclosure-only provisions under guidance at that time.

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

Years Ended June 30, 2011, 2010 and 2009

The Stock Option Plans expired on May 21, 2009.  The Company has chosen not to renew the plans and, as a result of the restrictions contained in the 1940 Act, the Company’s ability to grant equity-based compensation in the future may be limited due to compensation terms contained in the agreement with its investment advisor.

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  The Company’s investments, including loans receivable, life settlement contracts and equity securities, are carried at their estimated fair value.  The carrying value of the bank debt is a reasonable estimate of their fair value as the interest rates are variable, based on prevailing market rates.  The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 10).

Derivatives

The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk.  The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes.  In accordance with ASC 815 (formerly, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities ,” as subsequently amended), all derivative instruments are recorded at fair value.  For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of other comprehensive income.  Any portion of the hedge deemed to be ineffective is recognized promptly in the consolidated statements of operations.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and is to be applied prospectively. The Company is evaluating the impact adoption of ASU 2011-04 will have on its disclosures and does not believe adoption will have an impact on its financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 amends Topic 310 by requiring that a creditor, when evaluating whether a restructuring constitutes a troubled debt restructuring, separately conclude that both the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of ASU 2011-02 to have an impact on its financial condition or results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including, significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of FASB ASU 2010-06 did not have a material impact on the Company’s financial condition and results of operations.

Other recently issued accounting pronouncements are not expected to have a material impact on our financial position or results of operations.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

2.   Investments

Investments by Industry

Investments by industry consist of the following as of June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,820,868	7.6%	$1,882,189	7.4%
Commercial Construction	2,456,368	10.3%	2,738,684	10.8%
Computer Software	910,067	3.8%	-	-
Construction and Predevelopment	1,300,494	5.4%	1,901,881	7.5%
Direct Marketing	1,312,500	5.5%	-	-
Debt Collection	475,605	2.0%	481,350	1.9%
Education	829,824	3.5%	884,538	3.5%
Film Distribution	928,000	3.9%	-	-
Food and Candy Manufacturing	2,581,886	10.8%	1,007,500	4.0%
Gaming	-	-	1,108,004	4.4%
Gasoline Distribution	-	-	570,413	2.2%
Laundromat	-	-	292,562	1.1%
Life Insurance Settlement Contracts	2,408,000	10.1%	1,356,800	5.3%
Manufacturing	2,533,545	10.6%	3,588,738	14.1%
Military/Defense	-	-	1,268,750	5.0%
Printing/Publishing	1,344,691	5.6%	937,725	3.7%
Processing Control Instruments	-	-	1,039,059	4.0%
Restaurant/Food Service	3,215,663	13.5%	3,297,267	13.0%
Sanitaryware Distribution	-	-	361,609	1.4%
Supermarkets	1,500,000	6.3%	2,263,750	8.9%
Other industries less than 1%	304,224	1.1%	474,879	1.8%
TOTAL	$23,921,735	100.00%	$25,455,698	100.00%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had loans which are considered non-performing aggregating $4,827,743 and $7,531,813 as of June 30, 2011 and June 30, 2010, respectively. These loans are either fully or substantially collateralized and are in some instances personally guaranteed by the debtor. Included in the total non-performing loans are seventeen and twenty loans, aggregating $4,827,743 and $5,360,723  at June 30, 2011 and June 30, 2010, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral. The following table sets forth certain information regarding performing and non-performing loans as of June 30, 2011 and June 30, 2010:

	2011	2010
Loans receivable	$20,526,100	$23,078,192
Performing loans	15,698,357	15,546,379
Nonperforming loans	$4,827,743	$7,531,813
Nonperforming loans:
Accrual	$-	$2,171,090
Nonaccrual	4,827,743	5,360,723
	$4,827,743	$7,531,813

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

As of June 30, 2011 the Company has accrued, but not yet paid, approximately $59,000  in fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company pays fees to the Adviser that are comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5% based on capital gains from the Corporate Loan portfolio. Pursuant to the Advisory Agreement, the Adviser serves as the non-discretionary investment adviser to the Company with respect to the investment in below investment grade senior loans and notes, and subordinated notes, which are collectively referred to as “Corporate Loans” and incidental equity investments received in connection with the investment in the Debt Portfolio (“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of management and the Board.

At such time as the Velocity Assets exceed $75 million, the Adviser’s services under the Advisory Agreement will be exclusive to the Company with respect to the Velocity Assets.  The Advisory Agreement may be terminated at any time, without payment of a penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Adviser.  The Advisory Agreement will automatically terminate in the event of its assignment by the Adviser. Pursuant to a Stock Purchase Agreement (see Note 15, Stock Purchase Agreement), on April 15, 2011, the Advisor was notified as to termination of the Advisory Agreement. As such, the Advisory Agreement will terminate upon the Initial Closing of the Stock Purchase Agreement.

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals.  Under the terms of the Joint Venture, the Company was designated as nominee to maintain possession of the policies and process transactions related to such policies until the policies were subsequently sold.  The Company was entitled to receive a twelve percent (12%) annual return on the amount of funds paid by the Company on a monthly, prorated basis for outstanding policies. Under the terms of the Joint Venture, proceeds from the sale of the policies were to be distributed, net of direct expenses.

As of June 30, 2011 and 2010, the fair value of the policies owned by the Company was $2,408,000 and $1,356,800, respectively, which represents the estimated fair value for the five life insurance policies with an aggregate face value of $17,659,809. The Company’s cost on these policies to date is $3,681,632, including insurance premiums of $1,112,941, which were paid in fiscal 2011. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. In August 2011, the Company was notified that one of the insureds covered by a policy included in the portfolio had passed away. See Note 16, Subsequent Events.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

As of January 8, 2010, the Company purchased the life insurance policies pursuant to the Purchase Agreement entered into with the Receiver:

1)   The Company acquired all of the rights to and title and interest in, ten (10) life insurance policies (7 of which had been previously included in the Joint Venture), with an aggregate death benefit of $28,159,809;

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

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, to keep the policies in effect, based on current life expectancy of the insureds, are as follows:

Year Ending June 30,	Policy Premiums
2012	$736,778
2013	908,808
2014	908,808
2015	908,808
2016	908,808
Thereafter	1,225,830
$5,597,840

Based upon the current uncertain state of the life settlement market, the lack of liquidity at this time in this market due to the difficult credit conditions and the overall economy, the fact that these policies may have diminished value due to having been associated with the former manager of the Joint Venture, and the Company’s previously stated decision to exit the life settlement area, the Company has adjusted the fair value of these policies to reflect the current anticipated recovery based on estimated actuarial values that take into account the various factors discussed above.   This is an estimate based upon the information currently available. The Company intends to pay future premiums and continues to pursue alternatives that could allow for a higher recovery.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board of Directors that is consistent with ASC 820-10. Consistent with its valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there may not be a readily available market value for most of the investments in its portfolio, the fair value of the investments must typically be determined using unobservable inputs. The Company's Level 3 investments require significant judgments by its investment committee, its investment advisor and its management and include market price quotations from market makers, original transaction price, recent transactions in the same or similar investments, financial analysis, economic analysis and related changes in financial ratios or cash flows to determine fair value. Such investments may also be discounted to reflect observed or reported illiquidity and/or restrictions on transferability. See Note 1 for additional information on the Company’s valuation policy.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which the Company recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

Assets measured at fair value on a recurring basis are:

		Fair Value at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,244,815	$-	$-	$6,244,815
Corporate Loans	14,281,285	1,312,500	-	12,968,785
Life Settlement Contracts	2,408,000	-	-	2, 408,000
Equity Securities	987,635	6,974	-	980,661
Total Investments	$23,921,735	$1,319,474	$-	$22,602,261

		Fair Value at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$8,941,332	$-	$-	$8,941,332
Corporate Loans	14,136,860	1,268,750	-	12,868,110
Life Settlement Contracts	1,356,800	-	-	1,356,800
Equity Securities	1,020,706	11,158	-	1,009,548
Total Investments	$25,455,698	$1,279,908	$-	$24,175,790

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2010	$8,941,332	$12,868,110	$1,356,800	$1,009,548	$24,175,790
Net realized losses on investments	(377,139)	(122,853)	-	(60,800)	(560,792)
Net unrealized gains (losses) on investments	251,168	(445,397)	(61,741)	31,913	(224,057)
Purchases of investments	1,719	10,530,640	1,112,941	-	11,645,300
Repayments, sales or redemptions of investments	(2,572,265)	(9,861,715)	-	-	(12,433,980)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(224,057)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	(560,792)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$(784,849)

As of June 30, 2010, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,427,569. As of June 30, 2010, the aggregate net unrealized loss on Level 1 investments was $337,119. For the year ended June 30, 2010, the net unrealized gain on Level 1 investments aggregated $20,842. At June 30, 2010, only the investments in Kratos Defense & Security Systems, Inc. and Fusion Communications were included in Level 1.

As of June 30, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,632,876. As of June 30, 2011, the aggregate net unrealized loss on Level 1 investments was $274,009. For the year ended June 30, 2011, the net unrealized gain on Level 1 investments aggregated $81,860. At June 30, 2011, only the investments in Affinity Group, Inc. and Fusion Communications were included in Level 1.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

3.   Furniture and Equipment

Major classes of furniture, equipment and leasehold improvements as of June 30, 2011 and 2010 are as follows:

	2011	2010	Estimated Useful Lives

Furniture and fixtures	$31,219	$31,219	7 years
Office equipment	109,181	88,661	3-5 years
	140,400	119,880	Life of lease
Less accumulated depreciation	88,325	79,626
	$52,075	$40,254

Depreciation expense for the years ended June 30, 2011, 2010 and 2009 was $8,699, $30,705 and $30,322, respectively.

In June 2010, the Company relocated its offices.  Accordingly, the net balance of related leasehold improvements, furniture and fixtures and office equipment retired, aggregating $65,623, was written off at June 30, 2010.

4.   Debentures Payable to SBA

At June 30, 2011 and 2010 subordinated debentures payable to the SBA with interest payable semiannually, consisted of the following:

Issue Date	Due Date	% Interest Rate	June 30, 2011 and June 30, 2010	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	402,782
			$21,175,000	$1,027,677

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  As of June 30, 2011, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 53.3%. Accordingly, Elk had a condition of capital impairment as of June 30, 2011, which would require additional capital of approximately $4.1 million to cure.   In October 2010, members of management met with representatives of SBA for a portfolio review meeting.  After discussions with SBA, management has undertaken a plan to invest additional equity in Elk which, it is anticipated, will cure the condition of capital impairment. See Note 15, Stock Purchase Agreement, for recent developments in connection with such plan.

5.   Notes Payable

Banks

At June 30, 2011, the Company has a $120,000 line of credit with a bank, with no balance outstanding, as the line had been paid in full as of August 31, 2010. Although this loan was paid in full, the line remained available until its maturity date of July 6, 2011. Pursuant to the terms of the current agreement governing the line of credit, the Company is required to comply with certain covenants and conditions, as defined in the agreement. The Company had pledged its loans receivable and all other assets as collateral for the line of credit. Pursuant to the SBA agreement and an “intercreditor agreement” between the lending bank and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the bank. In accordance with the loan documentation with the SBA and the bank, the Company must also comply with maintaining overall debt levels within a formula based upon the performance of its loan portfolio according to an SBA formula “borrowing base,” which was submitted for review to the SBA and the bank for periodic review. As there are no outstanding bank balances, SBA has indicated that the Company is not required to submit the borrowing base. The Company also had another credit line with availability of $352,000. As additional security for this bank loan, the Company had a certificate of deposit (restricted cash) pledged as security at June 30, 2010. The amount outstanding on this line was paid in full as of August 31, 2010. This line, which was previously extended to December 10, 2010, expired by its terms as of that date and the certificate of deposit was no longer restricted.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $142,217 and $65,838 for the fiscal years ended June 30, 2011 and 2010, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $70,850 and $15,881 for the fiscal years ended June 30, 2011 and 2010, respectively.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

In connection with the issuance of a Senior Secured Note on January 19, 2011 (See below), in order to facilitate certain covenants under this Senior Secured Note relating to the 2009/2010 Notes, the Company entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the 2009/2010 Notes. Pursuant to the Amendment, the interest rate on the 2009/2010 Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company. In connection with the Amendment, the Company paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the 2009/2010 Notes.

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000 (the “2011 Note”) to an unaffiliated lender. The lender is an affiliate of Renova US Holdings Ltd., the purchaser under the Stock Purchae Agreement (See Note 15, Stock Purchase Agreement). The Note bears interest at the rate of 12% per annum (except following an event of default under the 2011 Note, in which case the interest rate would be 14%) and matures on February 1, 2012. The Company may prepay the 2011 Note at any time. The Company is required to prepay the 2011 Note in certain circumstances, including in the event and to the extent (i) the Company issues any capital stock (other than upon the conversion of securities outstanding as of January 19, 2011), (ii) a subsidiary of the Company pays a dividend to the Company; (iii) the Company sells assets (other than in the ordinary course of business in an amount less than $100,000 in the aggregate and only to the extent of 50% of the proceeds from such sales); or (iv) the Company engages in a transaction that results in a change of control. The Company will incur a 15% fee for any principal prepayments other than in respect of asset sales. The Company’s obligations under the 2011 Note may be accelerated by the 2011 Note holder under certain circumstances, including: (i) the Company fails to pay the principal of the 2011 Note when due or interest on the 2011 Note when due and such failure continues for three business days and/or fails to pay any other amount payable under the 2011 Note for thirty days following notice of such failure; (ii) the Company materially breaches any representation, warranty or covenant made pursuant to the 2011 Note and such breach is not cured within five business days following the Company’s awareness thereof or receipt of notice with respect thereto; (iii) the Company or any of its subsidiaries commences a bankruptcy or similar proceeding (or such a proceeding is commenced against the Company or its subsidiaries); (iv) a person or group of persons acquires a majority of the voting power of the Company or Elk; (v) a judgment is entered against the Company or any of its subsidiaries in an aggregate amount exceeding $500,000 or any execution, garnishment or attachment is levied against the Company’s or any of its subsidiaries’ assets and such execution, garnishment or attachment impairs the Company’s or its subsidiaries’ ability to conduct its business; (vi) the Company fails to pay obligations in excess of $500,000 when due; or (vii) an event occurs which has or would reasonably be expected to have a material adverse effect on the Company’s or any of its subsidiaries’ business. The 2011 Note also contains customary representations and warranties as well as affirmative and negative covenants. Pursuant to the 2011 Note, the Company has agreed, among other things, (i) to reimburse the lender for certain out-of-pocket expenses incurred in connection with the 2011 Note; (ii) to maintain a minimum consolidated net asset value of $4,000,000; (iii) not to sell any material assets with a fair market value in excess of $500,000; (iv) not to declare or pay any dividend with respect to any class of capital stock or make any payment on any indebtedness ranking junior to the lender under the 2011 Note; (v) not incur any indebtedness for borrowed money in excess of $250,000; and (vi) not to enter into certain related party transactions. Currently, the Company is not in compliance with certain covenants, including financial covenants and interest payment obligations.  Accordingly, the lender may declare that an event of default has occurred and declare the principal amount of the Company’s indebtedness, together with any accrued and unpaid interest (including default interest) due thereon, to be immediately due and payable.

The 2011 Note was originally secured by a pledge of 100% of the issued and outstanding shares of common stock of Elk owned by the Company and was subsequently amended to include all personal property and other assets of the Company other than the common stock and all other equity interests of Elk. In order to facilitate certain covenants under the 2011 Note relating to the Company’s 2009/2010 Notes, on January 19, 2011, the Company entered into an Amendment to Promissory Note with each holder of the 2009/2010 Notes (see above).

In connection with a Stock Purchase Agreement (see Note 15, Stock Purchase Agreement), on April 12, 2011, the Company also entered into an amendment to the 2011 Note (the “Note Amendment”), which amended a provision of the 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provides that the Company shall not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the 2011 Note remain in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $81,500 in the fiscal year ended June 30, 2011.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

6.   Preferred Stock

Ameritrans had 1,000,000 shares of “blank check” preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  On March 18, 2008, the Company filed an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized preferred stock from 1,000,000 to 10,000,000 shares.  The remaining 9,500,000 and 500,000 shares, respectively, of these “blank check” preferred shares were unissued at June 30, 2011 and 2010.

As part of the April 2002 stock offering (see Note 8), Ameritrans issued 300,000 shares of 9-3/8% cumulative participating redeemable preferred stock $.01 par value, $12.00 face value.  Since April 2007, these preferred shares are redeemable at the option of the Company at face value without any premium.

7.   Common Stock

Ameritrans had 5,000,000 authorized common shares, $0.0001 par value, of which 1,745,600 were issued and outstanding after the shares exchange with Elk (see Note 1) as of June 30, 2001.  As part of stock offerings completed in April 2002 and March 2006, the Company issued an additional 300,000 and 1,355,608 shares of Common Stock, respectively (see Note 8).

On June 24, 2011, the Company’s stockholders approved an amended and restated certificate of incorporation of the Company, which, among other things, would increase the number of authorized shares of its capital stock from 55,000,000 shares (consisting of 45,000,000 shares of common stock and 10,000,000 shares of preferred stock) to 110,000,000 shares (consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock).  However, such amended and restated certificate of incorporation has not been implemented and may not be implemented unless the Initial Closing of the transactions contemplated by the Stock Purchase Agreement occurs. (See Note 15, Stock Purchase Agreement.)

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans Common Stock, which had previously been pledged by the borrower as collateral.  At June 30, 2011 and 2010 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

8.   Stock Offerings

In March, 2006, the Company closed on the sale of 1,355,608 shares of Common Stock of the Company and 338,902 warrants to purchase shares of Common Stock (“Private Offering Warrants”) for aggregate gross proceeds totaling $7,930,310 ($7,250,407 net of expenses).  Each Private Offering Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share.  The Private Offering Warrants may be exercised in whole or in part, and expire five (5) years from the date of issuance.  The Common Stock and Private Offering Warrants were issued pursuant to the private offering by the Company dated July 29, 2005, of which various closings took place throughout December 2005 and January, February and March of 2006.  As of June 30, 2010, none of the Private Offering Warrants had been exercised.  On July 29, 2010, all private offering warrants expired. In December 2009, as part of the advisory agreement with Velocity, warrants for 100,000 shares of the Company’s Common Stock with an exercise price of $1.25 per share were issued to Velocity for $15,000 and were subsequently canceled in April 2011. On March 18, 2008, the stockholders of the Company approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of Preferred Stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation.  The Company proposes to raise aggregate gross proceeds between a minimum of $5,000,000 and up to a maximum of $65,000,000. See Note 15, Stock Purchase Agreement.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

9.   Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock in each of the years ended June 30, 2011, 2010 and 2009:

	For the year ended June 30, 2011:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$0.28125	$84,375	Not Declared
Second quarter	0.28125	84,375	Not Declared
Third quarter	0.28125	84,375	Not Declared
Fourth quarter	0.28125	84,375	Not Declared
	$1.12500	$337,500

	For the year ended June 30, 2010:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
Fourth quarter 2009	$0.28125	$84,375	02/25/10	03/08/10	03/12/10
First quarter	0.28125	84,375	02/25/10	03/08/10	03/12/10
Second quarter	0.28125	84,375	02/25/10	03/08/10	03/12/10
Third quarter	0.28125	84,375	04/09/10	04/22/10	04/27/10
Fourth quarter	0.28125	84,375	07/21/10	08/02/10	08/17/10
	$1.40625	$421,875

	For the year ended June 30, 2009:
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter	$0.28125	$84,375	10/09/08	10/09/08	10/15/08
Second quarter	0.28125	84,375	12/31/08	12/31/08	01/15/09
Third quarter	0.28125	84,375	03/20/09	03/31/09	04/15/09
Fourth quarter	Not Declared	-
	$0.84375	$253,125

The Company has not declared a Preferred Stock dividend for the quarters ended September 30, 2010, December 31, 2010, March 31, 2011 or June 30, 2011. Dividends on Preferred Stock accrue whether or not they have been declared. As of June 30, 2011, dividends not declared and in arrears were $337,500.   The Company did not declare or pay any dividends on its Common Stock during the fiscal year ended June 30, 2011, 2010 and 2009.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

The table below shows the tax character of distributions for tax reporting purposes.

	For the years ended June 30,
	2011	2010	2009
Dividends paid from:
Ordinary income	$-	$-	$-
Return of capital	-	421,875	253,125

Total Dividends	$-	$421,875	$253,125

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures, as well as by the 2011 Note and the Stock Purchase Agreement (See Notes 4, 5 and 15).

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2011 and 2010 were approximately $22,188,391  and $21,247,000, respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

•

The carrying value of the note payable, other is a reasonable estimate of the fair value based on prevailing market rates.

Other

•

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

11.   Related Party Transactions

Prior to fiscal 2011, occupancy costs include amounts paid to a law firm related to the Company’s former Chairman of the Board and certain other former officers and directors of the Company (the “Law Firm”) and to another entity in which a former officer of the Company has a financial interest, under previously existing leases and overhead cost reimbursement agreements aggregating $519,876 (including a lease termination payment of $260,000) and $280,502 for the years ended June 30,  2010 and 2009, respectively.

Additionally, in years prior to fiscal 2011, the Company paid legal fees to the Law Firm aggregating $13,000 and $30,000 in the years ended June 30, 2010 and 2009, respectively.

Also see Note 5 for related party loan transactions.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

12.   Commitments and Contingencies

Leases

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

Total occupancy costs under the above leases, including the previously existing related-party leases and overhead cost reimbursement agreements, amounted to $171,675, $519,876 (including a lease termination payment of $260,000) and $280,502 for the years ended June 30, 2011, 2010, and 2009, respectively.

The future minimum rental payments for each of the next five years and in the aggregate, thereafter, are as follows:

Year Ending June 30,	Amount
2012	$173,186
2013	145,933
2014	106,763
2015	109,676
2016	112,678
Thereafter	125,682
$773,918

Employment Agreements

The Company entered into employment agreements with six executives of the Company for various terms expiring through June, 2013.  Certain agreements also provided for minimum bonuses.

Termination of Officers

Effective March 31, 2011, the Company entered into Separation and Release Agreements with two former executives, Ellen Walker and Lee Forlenza, that provided for severance payments of $57,512 and $36,631, respectively, in exchange for release of the Company for any claims they may have or, potentially may have with respect to their employment and the cessation of such employment with the Company. Effective April 8, 2011, the Company entered into a Separation and Release Agreement with a former executive, Margaret Chance, that provided for a severance payment of $162,650 plus attorneys’ fees of $7,350 in exchange for release of the Company for any claims she may have or, potentially, may have with respect to her employment and the cessation of such employment with the Company.

The table below summarizes the minimum payments due under remaining employment agreements in effect, including minimum bonuses, except for the severance amount due to Margaret Chance, as noted above:

Year ending June 30,	Amount
2012	$713,540
2013	170,241
$883,781

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

Litigation

From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business.  In the opinion of the Company’s management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management, threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

13.   Defined Contribution Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the years ended June 30, 2011, 2010 and 2009, contributions amounted to $46,430, $40,258 and $171,020, respectively.

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of June 30, 2011, options to purchase an aggregate of 230,000 shares of Common Stock were outstanding and fully vested.

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

Non-Employee Director Stock Option Plan

A stock option plan for non-employee directors (the “Director Plan”) was adopted by the Ameritrans Board and approved by a vote of the stockholders, in order to link the personal interests of non-employee directors to the Company’s long-term financial success and the growth of stockholder value.  The Director Plan is substantially identical to, and the successor to, a non-employee director stock option plan adopted by the Board of Elk and approved by its stockholders in September 1998 (the “Elk Director Plan”).  Ameritrans and Elk submitted an application for, and received on August 31, 1999, an exemptive order relating to these plans from the SEC.  The Director Plan was amended by the Board on November 14, 2001, and approved by the stockholders at the Annual Meeting on January 18, 2002.  The amendment was subject to the approval of the Securities and Exchange Commission.  The amendment was to (i) increase the number of shares reserved under the plan from 75,000 to 125,000 and (ii) authorize the automatic grant of an option to purchase up to 1,000 shares at the market value at the date of grant to each eligible director who is re-elected to the Board.

The total number of shares for which options may be granted from time to time under the Director Plan was 75,000 shares.  As of June 30, 2011, options to purchase an aggregate of 59,000 shares were outstanding and fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

Options Granted, Expired and Canceled

There were no options granted or canceled during the fiscal year ended June 30, 2011.

On December 28, 2010, 29,425 options in connection with the 1999 Employee Plan expired. In addition, during the fiscal year ended June 30, 2011, options to purchase 3,000 granted to a previously terminated employee expired unexercised.

After adoption of ASC 718-10 (previously SFAS No. 123R, “Share-Based Payment”)  (see Note 1), the fair value of the options granted amounted to $191,040 at June 30, 2011 and June 30, 2010, which is reflected in additional paid-in capital in the accompanying consolidated statements of assets and liabilities.  Compensation expense related to options vested for the fiscal years ended June 30, 2011, 2010 and 2009 was $0, $29,166 and $61,128, respectively. As of June 30, 2011, all options were fully vested.

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2008	208,312	$5.14
Granted	158,538	$2.27
Canceled	-	-
Expired	-	-
Exercised	-	-
Options outstanding at June 30, 2009	366,850	$3.90
Granted	-	-
Canceled	-	-
Expired	(45,425)	$5.25
Exercised	-	-
Options outstanding at June 30, 2010	321,425	$3.71
Granted	-	-
Canceled	-
Expired	(32,425)	$5.49
Exercised	-	-
Options outstanding at June 30, 2011	289,000	$3.51

The following table summarizes information about the stock options outstanding under the Company’s options plans as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$3.60	13,888	1.89 years	$3.60	13,888	$3.60
$5.28	80,000	1.91 years	$5.28	80,000	$5.28
$5.30	9,433	.48 years	$5.30	9,433	$5.30
$4.50	20,000	1.28 years	$4.50	20,000	$4.50
$4.93	10,141	.86 years	$4.93	10,141	$4.93
$2.36	130,000	2.28 years	$2.36	130,000	$2.36
$1.78	25,538	2.85 years	$1.78	25,538	$1.78
$ 1.78-$ 5.30	289,000	2.03 years	$3.50	289,000	$3.51

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

The fair market value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the year ended June 30, 2009:

2009
Risk-free rate	2.04%
Dividend yield	0.00%
Volatility factor	.08
Average life	5 years

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

15.   Stock Purchase Agreement

As previously disclosed in the Company’s Form 8-K filed April 14, 2011 and in its Definitive Proxy Statement on Schedule 14A filed May 23, 2011 and amended on June 17 2011, on April 12, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Renova US Holdings Ltd. (“Renova”). Subject to the terms and conditions set forth in the Purchase Agreement, the Company agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of Common Stock of the Company (the "Initial Purchased Stock") at a price per share equal to the greater of $1.80 and the then-prevailing per share net asset value of the Company at the time of issuance (as determined in accordance with the terms of the Purchase Agreement) (the "Applicable Per Share Purchase Price"), at an initial closing (the “Initial Closing”) to be held no later than November 30, 2011 following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upon the timing of such purchases) at the Applicable Per Share Purchase Price (the “Additional Purchased Stock” and together with the Initial Purchased Stock, the “Purchased Stock”) at subsequent closings (each, a “Subsequent Closing”) to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the Initial Closing and the second anniversary of the Initial Closing based upon the terms and conditions set forth in the Purchase Agreement.

In connection with the transactions contemplated by the Purchase Agreement the parties agreed, among other things, that: (1) the Company’s Board of Directors would be reconstituted at the Initial Closing by increasing the size of the Board of Directors to eleven and appointing six individuals identified by Renova (as set forth in the Purchase Agreement) to serve as members of the board; and (2) the Company's advisory agreement with Velocity would be terminated and the Company would enter into an investment advisory agreement with Ameritrans Capital Management LLC, an affiliate of Renova, in each case, effective as of the Initial Closing.

Requisite stockholder approval of the transactions contemplated by the Purchase Agreement was obtained at a special meeting of stockholders held on June 24, 2011. Consummation of the Initial Closing is subject to certain additional customary closing conditions, as well as the approval of the SBA of the indirect change of ownership and control the Company’s wholly-owned subsidiary, Elk, which is a SBA licensee.

Consummation of each Subsequent Closing is also subject to certain closing conditions, including, without limitation, (i) the absence of any injunction, court order or law prohibiting or enjoining such Subsequent Closing (subject to the parties’ obligation to use commercially reasonable efforts to render permissible the consummation of the purchase and sale of the Purchased Stock); and (ii) Elk having remained in good standing with the SBA,  in substantial compliance with all applicable rules and regulations and eligible to receive leverage commitments under normal requirements and conditions.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

On September 19, 2011, the Company received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA has informed the Company that the proposed transaction, as currently structured, would not satisfy applicable SBA management-ownership diversity requirements.  While the Company continues to believe that the transaction satisfies SBA diversity requirements, to date the SBA has not concurred with that view.  The Company intends to continue discussions with the SBA on its diversity interpretation and is also discussing with Renova potential modifications to the terms of the transaction in order to satisfy the SBA's interpretation of those requirements. There is no assurance that the SBA will modify its position, that the Company and Renova will be able to reach agreement on revised terms or that the revised terms would satisfy the SBA.  Furthermore, any revised terms may not be as favorable to the Company and its shareholders as the current terms and may also require resubmission of the agreement for shareholder approval.  If the Company and Renova cannot agree on revised terms or if the SBA does not change its current view of the diversity requirements, the Purchase Agreement and related agreements may be terminated.

In connection with the termination of the Advisory Agreement, described above, the Company canceled a warrant that was issued to the Adviser on December 10, 2009. Such warrant gave the Adviser the right to purchase 100,000 shares of the Company’s common stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

16.   Subsequent Events

Subsequent to June 30, 2011, one of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away on August 17, 2011. The Company has received approximately $320,000 from the proceeds of such policy after payment to the Receiver (see Note 2). At June 30, 2011, the fair value of such policy was $58,400 and future premiums associated with such policy were $19,330 in fiscal 2012; $23,196 in each of the years 2013 through 2017 and $0, thereafter.

On July 7, 2011 Elk Capital Corporation took title to property and homes that were collateral for the Company’s loan to Adiel Homes, Inc. and expects to realize net proceeds of approximately $200,000 from the sale of one of the homes.  At June 30, 2011 the fair value of this house was $179,698.

On September 7, 2011, the Company was paid off approximately $1.28 million on its loan to Resco Products, Inc.

On September 19, 2011, the Company received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA has informed the Company that the proposed transaction, as currently structured, would not satisfy applicable SBA management-ownership diversity requirements. While the Company continues to believe that the Renova transaction satisfies SBA diversity requirements, to date the SBA has not concurred with that view. The Company intends to continue discussions with the SBA on its diversity interpretation and is also discussing with Renova potential modifications to the terms of the transaction in order to satisfy the SBA's interpretation of those requirements. There is no assurance that the SBA will modify its position, that the Company and Renova will be able to reach agreement on revised terms or that the revised terms would satisfy the SBA. Furthermore, any revised terms may not be as favorable to the Company and its shareholders as the current terms and may also require resubmission of the agreement for shareholder approval. If the Company and Renova cannot agree on revised terms or if the SBA does not change its current view of the diversity requirements, the Renova Purchase Agreement and related agreements may be terminated.

On September 20, 2011, the Company received a letter (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock has been below $1.00 per share for the 30 consecutive business days preceding the Notice, the Company  no longer complies with the continued listing requirements under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq Marketplace Rule 5550(a)(2) requires securities listed on the Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Requirement”). The Notice will not immediately result in the delisting of the Company’s common stock. Nasdaq Marketplace Rule 5810(c)(3)(A) provides the Company with 180 calendar days from the date of the Notice (the “Initial Grace Period”) to regain compliance with the Minimum Bid Requirement.  To regain compliance, the closing bid price for the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days.  In the event the Company does not regain compliance with the Minimum Bid Requirement during the Initial Grace Period, the Company may be eligible for an additional 180 day period to regain compliance with the Minimum Bid Requirement.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

17.   Financial Highlights

	Years Ended June 30,
	2011	2010	2009	2008	2007
Net share data
Net asset value at the beginning of the year	$1.40	$3.40	$5.06	$5.32	$5.36
Net investment loss	(1.53)	(1.17)	(0.86)	(0.01)	(0.05)
Net realized and unrealized (losses) on investments	(0.17)	(0.71)	(0.73)	(0.14)	0.11
Net decrease in net assets from operations	(1.70)	(1.88)	(1.59)	(0.15)	0.06
Net change in net assets from capital share transactions	-	-	-	0.01	-
Distributions to stockholders (4)	(0.10)	(0.12)	(0.07)	(0.12)	(0.10)
Total increase (decrease) in net asset value	$(1.80)	$(2.00)	$(1.66)	$(0.26)	$(0.04)
Net asset (liability) value at the end of the year	$(0.40)	$1.40	$3.40	$5.06	$5.32
Per share market value at beginning of year	$1.32	$1.63	$3.01	$5.21	$5.07
Per share market value at end of year	1.17	1.32	1.63	3.01	5.21
Total return (1)	(11.4%)	(11.6%)	(43.5%)	(39.9%)	4.7%
Ratios/supplemental data
Average net assets (2) (in 000’s)	$1,706	$8,160	$14,371	$17,622	$18,102
Total expense ratio (3)	431.0%	69.0%	43.7%	35.8%	34.8%
Net investment loss to average net assets	(306.2%)	(48.8%)	(20.5%)	(0.26%)	(0.9%)

(1)   Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of common stock dividends on the payment date, by the per share market value at the beginning of the year.

(2)   Average net assets excludes capital from preferred stock.

(3)   Total expense ratio represents total expenses divided by average net assets.

(4)   Amount represents total dividends on both common and preferred stock divided by weighted average shares.

18.   Quarterly Financial Data (Unaudited)

For the year ended June 30, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$500,738	$581,531	$624,200	$422,523
Net investment loss	$(763,162)	$(797,354)	$(1,660,793)	$(2,001,442)
Net decrease in net assets from operations	$(594,549)	$(843,645)	$(2,428,122)	$(1,936,263)
Net decrease in net assets from operations per common share:
Basic and diluted	$(0.20)	$(0.27)	$(0.74)	$(0.60)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2011, 2010 and 2009

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