Form 10-K/A
period 2011-06-30
AMERITRANS CAPITAL CORP
filed 2011-10-28
CIK 1064015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

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

The number of outstanding shares of Registrant ’ s common stock, $.0001 par value as of September 16, 2011 was 3,395,583.  The number of shares of Registrant ’ s 9 ⅜ % cumulative participating redeemable preferred stock as of September 16, 2011 was 300,000.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Ameritrans Capital Corporation (“Ameritrans” or the “Company”) for the year ended June 30, 2011, as filed with the Securities and Exchange Commission on September 28, 2011, to include the information required by Part III of Form 10-K. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original September 28, 2011 filing date of our Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning the directors and executive officers of Ameritrans:

Name	Address	Position
Interested Directors
Michael Feinsod	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle, Suite 109 Jericho, New York, 11753	Chief Executive Officer, President, Chief Compliance Officer and Chairman of the Board of Directors

Steven Etra	55-25 58th Street Maspeth, New York	Director

Gary C. Granoff	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle, Suite 109 Jericho, New York, 11753	Managing Director and Director

Disinterested Directors

Ivan Wolpert	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle, Suite 109 Jericho, New York, 11753	Director
John R. Laird	481 Canoe Hill Road New Canaan, Connecticut	Director
Howard F. Sommer	139 East 63 rd Street New York, New York 10021	Director
Peter Boockvar	c/o Miller Tabak + Co 331 Madison Avenue New York, NY 10017	Director
Elliott Singer	4101 Gulf Shore Boulevard North Naples, Florida 34103	Director
Officers/Interested Persons
Richard L. Feinstein	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle, Suite 109 Jericho, New York, 11753	Chief Financial Officer and Senior Vice President - Finance
Silvia M. Mullens	c/o Ameritrans Capital Corporation 50 Jericho Quadrangle, Suite 109 Jericho, New York, 11753	Executive Vice President and Secretary

Biographical information concerning the Company’s directors and officers is set forth below.

Interested Directors

Michael Feinsod, age 40, has been a director of the Company since December 2005, President since November, 2006, Chief Compliance Officer since July 2008, Chief Executive Officer since October 10, 2008 and Chairman of our Board of Directors since November 10, 2010.  Mr. Feinsod also served as the Company’s Acting Chief Financial Officer from June 30, 2010 until September 29, 2010.  Since 1999, Mr. Feinsod has been a managing member of Infinity Capital, LLC, an investment management company. Prior to founding Infinity Capital, LLC, Mr. Feinsod worked as an analyst and portfolio manager for Mark Boyar & Company, Inc. Mr. Feinsod is a member of the board of directors of The Kingstone Companies, Inc. (NASDAQ: KINS). Mr. Feinsod is admitted to practice law in New York and was an associate in the corporate law department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997.  Mr. Feinsod holds a BA from The George Washington University and a JD from Fordham University School of Law. As a result of these and other professional experience, Mr. Feinsod possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

Steven Etra , age 62, has been a director of Ameritrans and Elk since 1999, and was a Vice President of Elk from January 1999 to May 2007.  Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra’s family for more than seventy-five years.  Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro- Clean of America, Inc. since March 1999.  Mr. Etra has extensive business experience in investing in emerging companies . As a result of these and other professional experience, Mr. Etra possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board’s collective qualifications, skills and experience.

Gary C. Granoff, age 63, has been a director of the Company since its formation and has been the Managing Director of Ameritrans since October 10, 2008.  Mr. Granoff served as Chairman of the Company’s Board of Directors from its inception until November 10, 2010 and served as the Company’s Chief Executive Officer until he stepped down from such position on October 10, 2008 in connection with his appointment as Managing Director.  Mr. Granoff also served as our Chief Financial Officer of the Company from 2000 until the expiration of his term in such office on June 30, 2010 and as the President of Elk from 1980 until July 2010.  Mr. Granoff has been a practicing attorney for the past thirty-seven years and is presently of counsel and an officer in the law firm of Granoff, Walker Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff has served as President and the sole shareholder of Seacrest Associates, Inc., a hotel operator, from August 1994 through December 2010.  Mr. Granoff presently serves as a trustee emeritus on the Board of Trustees of The George Washington University, after having served 12 years as a trustee. Mr. Granoff also serves as a Trustee and Vice Chairman of the Board of the Parker Jewish Institute for Healthcare and Rehabilitation. Since February 2009, Mr. Granoff has served as the Village Justice of the Village of Kings Point, New York.  Mr. Granoff holds a BBA in Accounting and a JD (with honors) from The George Washington University. As a result of these and other professional experience, Mr. Granoff possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

Disinterested Directors

Peter Boockvar , age 42, has been a director of the Company since 2008.  Mr. Boockvar  is currently the Equity Strategist at Miller Tabak + Co., LLC., in addition to his role as a salestrader on the equity desk.  He is a CNBC contributor and is frequently quoted on Reuters, Dow Jones Newswires, Financial Times, The Wall Street Journal, and The Associated Press. He joined Miller Tabak + Co., LLC in 1994 after working in the corporate bond research department at Donaldson, Lufkin and Jenrette. He is also President of OCLI, LLC and OCLI2, LLC, farmland real estate investment funds. Mr. Boockvar graduated magna cum laude with a BBA in Finance from The George Washington University. He also received an MBA from Baruch College as part of a JD/MBA program at Brooklyn Law School where he completed one year of law school. As a result of these and other professional experience, Mr. Boockvar possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

Ivan J. Wolpert , age 46, has been a director of the Company and Elk since December 2005.  Mr. Wolpert is a principal and founder of Belle Harbour Capital, LLC, a real estate investment firm. He has substantial experience in the real estate industry and currently owns both residential units and commercial property.  After graduating from law school, he practiced real estate law and completed his legal career as of counsel at Paul, Hastings, Janofsky & Walker LLP.  Mr. Wolpert holds a JD from St. John’s University and a BA from Tufts University. As a result of these and other professional experience, Mr. Wolpert possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

John R. Laird , age 69, has been a director of the Company since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. (“Shearson”). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer.  Mr. Laird received a BS in finance and an MBA from Syracuse University and attended the Advanced Management Program at Harvard Business School. As a result of these and other professional experience, Mr. Laird possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

Elliott Singer , age 70, has been a director of the Company since December 4, 2009.  Mr. Singer is a Managing Director of FairView Advisors, a financial services firm that he founded in September 2001.  Mr. Singer founded and served as the Chief Executive Officer of A+ Network (formerly A+ Communications), which was acquired by Metrocall in 1996.  Mr. Singer is a member of the Board of Directors of Neurologix, Inc. (NASDAQ: NRGX), MangoSoft, Inc. (OTCBB: MGOF) and numerous privately held companies.  Mr. Singer holds a B.A. from Tulane University and an MBA from the Leonard R. Stern School of Business at NYU. As a result of these and other professional experience, Mr. Singer possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

Howard F. Sommer , age 71, has been a director of the Company since January 1999.  Mr. Sommer is currently President and Chief Operating Officer of Circa Inc., a nationally-based buyer of pre-owned jewelry.  Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005.  Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971.  Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994.  He received a BS in electrical engineering from City College of New York and attended the Graduate School of Business at New York University. As a result of these and other professional experience, Mr. Sommer possesses particular knowledge and experience in corporate finance, accounting and business management that strengthen the Board’s collective qualifications, skills and experience.

Officers/Interested Persons

Richard L. Feinstein , age 68, has been the Chief Financial Officer of the Company and Elk since September 29, 2010 and the Senior Vice President – Finance of Ameritrans since September 3, 2010. Mr. Feinstein, a retired partner of KPMG LLP, is currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc, a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Currently, Mr. Feinstein is a board member and chair of the audit committee of MKTG, Inc. (OTCBB: CMKG) and is on the board and chief financial officer of the not-for-profit USA Fitness Corps. Previously, Mr. Feinstein was a board member and chair of the audit committee of EDGAR Online, Inc., (Nasdaq: EDGR), a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

Silvia Maria Mullens, age 60, currently, is an Executive Vice President and the Secretary of Ameritrans and Elk.  Ms. Mullens has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Ms. Mullens was named Executive Vice President of Ameritrans and Elk effective January 1, 2010 and Secretary of Ameritrans and Elk effective July 1, 2010. Prior to joining the Company, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a BA cum laude from Fordham University and an MBA from The Leonard Stern School of Business Administration of New York University.

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

Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that as of June 30, 2011, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act, or have been previously reported in the Company’s filings with the SEC.

Corporate Governance

Code of Ethics

All directors, officers and employees of the Company must act ethically and in accordance with the Company’s Code of Ethics (the “Code of Ethics”). The Code of Ethics satisfies the definition of “code of ethics” under the rules and regulations of the SEC and NASDAQ listing standards and is available on the Company’s website at www.ameritranscapital.com.  The Code of Ethics is also available in print to anyone who requests it by writing to the Company at the following address:  Ameritrans Capital Corporation, 50 Jericho Quadrangle, Jericho, Suite 109, New York 11753.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

Role of the Governance, Compensation and Nominating Committee

Each executive officer is employed pursuant to an employment agreement, each of which is described herein.  The Governance, Compensation and Nominating Committee of the board of directors established and regularly reviews our compensation philosophy and programs, and exercises authority with respect to the determination and payment of base and other compensation to our executive officers.  Prior to  February 3, 2010, the date the Governance, Compensation and Nominating Committee was formed, such functions were performed by the Compensation Committee of the Company’s board of directors.   References in this discussion to functions performed by the Governance, Compensation and Nominating Committee shall be read to refer to the Compensation Committee to the extent such functions were performed prior to the establishment of the Governance, Compensation and Nominating Committee.  Although salaries paid to our executive officers are governed by the terms of employment agreements with our executive officers, bonuses, if any, payable to our executive officers are recommended by the Governance, Compensation and Nominating Committee after discussing the Company’s performance and executive officers’ contributions to the Company with the Company’s Chief Executive Officer.

Although the Governance, Compensation and Nominating Committee is authorized to engage compensation consultants to assist in the evaluation of executive officer and director compensation, neither such committee nor management engaged any compensation consultants during the year ended June 30, 2011.

Overview of compensation structure

Our compensation structure for named executive officers has historically consisted of two basic components - a salary (with bonus) and equity compensation. Our equity compensation plans expired as of May 21, 2009. Each of these components is reflected in the Summary Compensation Table set forth below.

Compensation program objectives and what our compensation program seeks to reward

Our executive compensation program is designed to attract and retain our officers and to motivate them to increase shareholder value on both an annual and longer term basis primarily by positioning our business for growth and, in the future, for increasing levels of revenue and net income. To that end, compensation packages historically included significant incentive forms of stock-based compensation to ensure that an executive officer’s interest was aligned with the interests of our shareholders. However, our ability to grant equity-based incentive compensation is extremely limited by the 1940 Act, and so long as we continue to engage an investment adviser, the 1940 Act may prohibit the Company from providing equity-based compensation.

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

Salaries .   The cash salaries paid to the two highest paid executive officers (Messrs. Feinsod and Granoff) have been incorporated into the terms of employment agreements.  A copy of our employment agreement with Mr. Granoff was filed as an exhibit to the Form 8-K of Ameritrans filed with the SEC on October 10, 2008 and an amendment thereto was filed as an exhibit to the Form 8-K of Ameritrans filed on November 16, 2009.  A copy of Mr. Feinsod’s employment agreement with the Company was filed as an exhibit to the Form 8-K of Ameritrans filed with the SEC on June 4, 2010.

Cash Incentive Compensation .   Cash incentive or bonus compensation is guaranteed pursuant to their employment agreements with any additional amounts given at the discretion of the Board at the recommendation of the Governance, Compensation and Nominating Committee (or, before such committee’s establishment, the Compensation Committee).

Equity Compensation .   Equity compensation awards were granted in the past pursuant to written agreements.  All stock option grants are fully described herein. However, our ability to grant equity-based incentive compensation is extremely limited by the 1940 Act, and so long as we continue to engage an investment adviser, the 1940 Act may prohibit the Company from providing equity-based compensation.

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

Compensation Committee Interlocks and Insider Participation

No member of the Company's Governance, Compensation and Nominating  Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during the fiscal year ended June 30, 2011. There are no interlocking relationships involving the Company's Governance, Compensation and Nominating Committee and the board of directors or members of a compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC.

Governance, Compensation and Nominating Committee Report

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

The Governance, Compensation and Nominating Committee of the Board is currently comprised of three (3) independent directors and has the responsibility, among other things, to:

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

Respectfully Submitted,

The Governance, Nominating and Compensation Committee:

Ivan Wolpert (Chair), John R. Laird and Peter Boockvar

The Compensation Committee of the Board has furnished the following report on executive compensation paid or awarded to executive officers for the fiscal years ended June 30, 2011 and 2010.

Summary Compensation Table

The following table sets forth all remuneration for services rendered to the Company by (i) each of the executive officers, and (ii) all executive officers as a group during the fiscal years ended June 30, 2011 and 2010.  No non-employee director received compensation in excess of $120,000 during that period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	(A) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	(B) All Other Compensation ($)	Total ($)
Michael Feinsod Chairman, Chief Executive Officer, Chief Compliance Officer, President and Director	2011	417,540	-	-	-	-	-	48,158	465,698
	2010	375,184	6,250	-	24,000	-	-	40,090	445,524
Gary C. Granoff Managing Director, Former Chief Financial Officer and Director	2011	189,242	-	-	-	-	-	59,097	248,339
	2010	425,000	-	-	-	-	-	59,404	484,404
Richard L. Feinstein, Senior Vice President and Chief Financial Officer	2011	-	-	-	-	-	-	207,437	207,437
	2010	-	-	-	-	-	-	-	-
Silvia Mullens Executive Vice President and Secretary	2011	140,756	45,000	-	-	-	-	8,223	193,979
	2010	135,342	35,000	-	-	-	-	5,351	175,693

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

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	(A) Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Murray A. Indick	33,500					3,395	36,895
John R. Laird	55,500					2,100	57,600
Howard F. Sommer	39,000						39,000
Steven Etra	41,500						41,500
Ivan Wolpert	47,750						47,750
Peter Boockvar	43,000						43,000
Elliott Singer	34,000					5,395	39,395

During the 2009 and 2008 fiscal years, Ameritrans and Elk had a policy of paying their directors who were not employees fees for each meeting attended. Since September 24, 2004, non-employee directors had been paid a fee of $1,000 for each meeting attended.  From the Company’s inception until January 2010, non-employee directors were paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee were paid $1,000 for each meeting, and the chair of the Audit Committee received $1,250 for each meeting.

In February 2010, the Compensation Committee recommended, and the full Board approved, an increase in the annual fees to be paid to non-employee directors.  Non-employee directors are paid an annual retainer in the amount of $25,000, which is payable quarterly to each non-employee director serving on the board of directors during the applicable quarter, or as otherwise determined by the Company’s Chief Executive Officer.  In addition, non-employee directors receive a fee of $1,000 for each meeting attended and $500 for each telephonic or brief board meeting attended.  Regular members of the Audit and Governance, Compensation and Nominating Committees are paid $1,000 for each meeting, and the chair of the Audit Committee receives $1,250 for each meeting and the chair of the Governance, Compensation and Nominating Committee receives $1,500 for each meeting. The foregoing non-employee director compensation was approved on February 10, 2010, and is applicable retroactively beginning January 1, 2010. Fees and expenses paid to non-employee directors were, in the aggregate, $305,140 for the fiscal year ended June 30, 2011, and $195,668 for the fiscal year ended June 30, 2010.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended June 30, 2011 to members of the Board of Directors and executive officers.

Outstanding Equity Awards at June 30, 2011

The following table sets forth certain information regarding the total number and aggregate value of stock options held by members of the Board of Directors and executive officers at June 30, 2011. No options were exercised during the year ended June 30, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Steven Etra	13,888		-	3.60	5/19/2013	-	-	-	-
Silvia Mullens	15,000	-	-	2.36	10/10/2013	-	-	-	-
Margaret Chance(1)	10,000	-	-	2.36	10/10/2013	-	-	-	-
Michael R. Feinsod	100,000	-	-	2.36	10/10/2013	-	-	-	-
Michael R. Feinsod	80,000	-	-	5.28	varies based on vesting thru 11/27/2014	-	-	-	-
Michael R. Feinsod	20,000	-	-	4.50	10/8/2012	-	-	-	-
Ivan Wolpert	9,433	-	-	5.30	12/22/2011	-	-	-	-
Murray A. Indick	10,141	-	-	4.93	5/9/2012	-	-	-	-
Peter Boockvar	25,538	-	-	1.78	5/6/2014	-	-	-	-

(1)   Margaret Chance was terminated and, subsequently, her options expired, unexercised.

Compensation Objectives

The objectives of Ameritrans’ executive compensation program are to establish compensation levels designed to enable Ameritrans to attract, retain and reward executive officers who contribute to the long-term success of Ameritrans so as to enhance shareholder value. The Board of Directors makes decisions each year regarding executive compensation, including annual base salaries and bonus awards, and the Employee Plan Committee, consisting of disinterested directors, historically madedecisions each year regarding stock option grants to the extent we were eligible to grant stock options in such year. Option grants were key components of the executive compensation program and were intended to provide executives with an equity interest in Ameritrans so as to link a meaningful portion of the compensation of Ameritrans’ executives with the performance of Ameritrans’ Common Stock. However, our ability to grant equity-based incentive compensation is extremely limited by the 1940 Act, and so long as we continue to engage an investment adviser, the 1940 Act may prohibit the Company from providing equity-based compensation.

Compensation Philosophy

Ameritrans’ executive compensation philosophy is based on the belief that competitive compensation is essential to attract, motivate and retain highly qualified and industrious employees. Ameritrans’ policy is to provide total compensation that is competitive for comparable work and comparable corporate performance. The compensation program includes both motivational and retention-related compensation components. Bonuses may be included to encourage effective performance relative to current plans and objectives. Stock options were included to help retain productive people and to more closely align their interest with those of shareholders.

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

Employment Agreements

The Company entered into employment agreements with three (3) of its employees, as described below:

Michael R. Feinsod .  The Company entered into an amended and restated employment agreement with Mr. Feinsod dated as of May 28, 2010 (the “Feinsod Employment Agreement”), whereby Mr. Feinsod continues to serve as Chief Executive Officer, in addition to his duties of President of the Company and Senior Vice President of Elk. Pursuant to the agreement, Mr. Feinsod will continue to serve as President and Chief Executive Officer of the Company and Senior Vice President of Elk until June 30, 2012, and one year thereafter, unless the Company notifies Mr. Feinsod of its intention not to renew the employment agreement for such one-year term in accordance with its terms, or unless the Feinsod Employment Agreement is terminated earlier in accordance with its terms.    For the period from May 28, 2010 through June 30, 2011 and for the period from July 1, 2011 through June 30, 2012, Mr. Feinsod will receive a base salary equal to $405,540 and 435,540, respectively, in each case payable on an annualized basis.  If applicable, for the period commencing July 1, 2012 through June 30, 2013, Mr. Feinsod’s base salary will be increased by the greater of five percent (5%) or the increase in the Consumer Price Index during such year.  Mr. Feinsod will also be entitled to receive an annual bonus as determined by the Governance Compensation and Nominating Committee of the board of directors and based on performance targets agreed upon by Mr. Feinsod and such committee.

Mr. Feinsod will continue to be entitled to receive an aggregate of $32,500 per annum for reimbursement of certain expenses set forth in the Feinsod Employment Agreement as well as reimbursement for all legitimate business expenses reasonably incurred by him in the performance of his duties.  In addition, the Company will pay Mr. Feinsod’s family health insurance under the Company’s applicable plan  The Company will continue to make regular contributions to Mr. Feinsod’s SEP IRA account.

The Company also agreed to maintain an effective registration statement on an appropriate form covering the shares of the Company’s common stock underlying options previously granted to Mr. Feinsod.

In the event that the Company terminates Mr. Feinsod’s employment without “Cause” (as defined in the Feinsod Employment Agreement), or Mr. Feinsod terminates his employment for “Good Reason” (as defined in the Feinsod Employment Agreement), Mr. Feinsod will be entitled to a severance payment in an amount equal to Mr. Feinsod’s base salary, as increased with respect to the extension year, and bonus (or portion thereof), if any, paid for the most recent bonus year, multiplied by the number of years (or fractional portion thereof) remaining in the employment period.  The Company will also be obligated to continue Mr. Feinsod’s benefits through June 30, 2012. A change of control of the Company, among other things, would constitute “Good Reason” under the Feinsod Employment Agreement.

The Feinsod Employment Agreement also provides that Mr. Feinsod will not compete with the Company or Elk or hire solicit the employ of any employee of the Company or Elk during the term of the Feinsod Employment Agreement and for the immediately succeeding 12 month period.

On November 27, 2006, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase 80,000 shares of the Company excisable at $5.28 per Share. The options vested in four (4) equal annual installments, with the first installment vesting on the date of grant.  On October 8, 2007, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted Mr. Feinsod options to purchase an additional 20,000 shares excisable at $4.50 per Share.  Pursuant to the Feinsod Employment Agreement, Mr. Feinsod was granted options to purchase up to 100,000 shares exercisable at $2.36 per share.

Effective July 1, 2008, Mr. Feinsod was appointed Chief Compliance Officer (“CCO”) for both Ameritrans and Elk.  Mr. Feinsod will serve as CCO at the pleasure of the Board and will be compensated at an additional monthly rate of $500.00 solely for his services as CCO of Ameritrans and a monthly rate of $500.00 solely for his services as CCO of Elk.

Gary Granoff .  The Company entered into an amended and restated employment agreement with Gary Granoff dated as of October 10, 2008 (as subsequently amended, the “Granoff Employment Agreement”), which shall continue until June 30, 2013 (unless terminated earlier), whereby Mr. Granoff relinquished the office of chief executive officer and assumed the title of Managing Director.  Pursuant to the Granoff Employment Agreement, for the period November 1, 2008 through June 30, 2009 Mr. Granoff was paid the base sum of $260,850, which was payable in monthly installments of $32,606.25.  In December, 2008, Mr. Granoff received as additional compensation a single payment of $251,150, which was deemed to be fully earned upon execution of the amended and restated employment agreement.  Mr. Granoff’s amended and restated employment agreement was further amended on November 12, 2009.  Pursuant to such amendment, Mr. Granoff agreed to continue serving as Chief Financial Officer of the Company through June 30, 2010 (instead of the September 30, 2009 date as in effect prior to such amendment). However, Mr. Granoff agreed that if the Company elected to employ a qualified person to replace him as Chief Financial Officer at any time prior to June 30, 2010, Mr. Granoff would step down as Chief Financial Officer without any reduction in compensation.  Pursuant to such amendment, Mr. Granoff’s salary for the fiscal year ending June 30, 2010 was reduced by $40,000 and an additional $33,725. The $33,725 reduction of Mr. Granoff’s base salary for 2010 is to be paid on a deferred basis in $11,241.66 installments during the next succeeding three fiscal years.  Accordingly, Mr. Granoff was entitled to receive a base salary of $189,241during the fiscal year ended June 30, 2011, as well as the $11,241.66 deferred amount.  Pursuant to the amendment, Mr. Granoff also waived payment of the Company’s contribution to his SEP IRA account for the period commencing October 1, 2009 and ending September 30, 2010. Mr. Granoff did not waive contributions to his SEP IRA with respect to contributions accruing on or after October 1, 2010, except to the extent that, in lieu of making contributions to Mr. Granoff’s SEP IRA, the Company pays Mr. Granoff additional base salary in an amount equivalent to such contributions. The Company also assigned ownership of a life insurance policy insuring to Mr. Granoff in connection with the amendment.  During and after the contract term, Mr. Granoff will be subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.  Pursuant to the Granoff Employment Agreement, Mr. Granoff is entitled to terminate his employment with the Company and Elk  for “good reason.”  If Mr. Granoff elects to terminate his employment for good reason, he will be entitled to receive a lump-sum payment in an amount equal to his base salary (including certain SEP payments described in the Granoff Agreement) through the date of termination and an amount equal to the sum of the base salary remaining through June 30, 2013 as if the Granoff Agreement had not been terminated.  The Company will also be obligated  to continue to pay for the health insurance benefits provided to Mr. Granoff past the date of termination through June 30, 2013 as if Mr. Granoff’s employment had not been terminated. A change of control of the Company, among other things, would constitute “good reason” under the Granoff Agreement.

Silvia M. Mullens .  The Company entered into an amended and restated employment agreement dated as of September 28, 2006 (the “Mullens Employment Agreement”), with Silvia Mullens which, effective as of January 1, 2007, replaces the employment agreement between the Company and Ms. Mullens dated January 1, 2002.  The Mullens Employment Agreement automatically renews for an additional five (5) year term on July 1, 2012, unless either party gives notice of non-renewal prior to the expiration of that initial term.  The Mullens Employment Agreement provides that, commencing January 1, 2007, Ms. Mullens shall assume the role and have the title of Senior Vice President, and be paid an annual base salary of $122,678 which increases four percent (4%) each year the agreement is in effect.  The Mullens Employment Agreement also provides that Ms. Mullens will be paid a minimum guaranteed yearly bonus of $10,000.  Additionally, Ms. Mullens shall be eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans.  The Mullens Employment Agreement provides for compensation to Ms. Mullens if she is terminated prior to the expiration of her employment term, the exact amount of which varies depending upon the nature of the termination.  Pursuant to the Mullens Employment Agreement, Ms. Mullens is entitled to terminate her employment with the Company and Elk for “good reason.”  If Ms. Mullens elects to terminate her employment for good reason, she will be entitled to receive her base salary through the date of termination and an amount equal to two and one-half times her base salary.  A change in control of the Company, among other things, would constitute “good reason” under the Mullens Employment Agreement.  The Mullens Employment Agreement also provides for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter. On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted to Ms. Mullens options to purchase up to 15,000 Shares exercisable at $2.36 per Share.

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

The Employee Plan is administered by the 1999 Employee Plan Committee of the Board, which is comprised solely of non-employee directors (who are “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code and “disinterested persons” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). The committee can make such rules and regulations and establish such procedures for the administration of the 1999 Employee Plan as it deems appropriate.  Effective May 21, 2009, the 1999 Employee Plan expired.

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

Options Granted, Expired and Canceled

There were no options granted or canceled during either of the fiscal years ended June 30, 2011 and 2010.

On December 28, 2010, options for 29,425 shares in connection with the 1999 Employee Plan expired.  During fiscal 2011, no options in connection with the Director Plan expired. In addition, during the fiscal year ended June 30, 2011, options to purchase 3,000 shares, granted to a previously terminated employee, expired unexercised.

Simplified Employee Pension Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the fiscal years ended June 30, 2011 and 2010, contributions amounted to $46,430 and $40,258, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

At the close of business on October 27, 2011, there were outstanding and entitled to vote 3,395,583 shares of Common Stock of the Company (excluding 10,000 shares of Common Stock held by a subsidiary of the Company not entitled to vote) and 300,000 shares of Participating Preferred Stock.  Each share of Common Stock and Participating Preferred Stock is entitled to one vote for each share held.  The following table sets forth certain beneficial ownership information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock or participating preferred stock as of October 27, 2011, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group.  Except as set forth below, the address of each person listed below is the address of Ameritrans.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED (A)	PERCENTAGE OF OUTSTANDING COMMON STOCK OWNED (A)	NUMBER OF SHARES OF PREFERRED STOCK OWNED (A)	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED (A)
*Michael Feinsod	1,318,455 (1)	36.67%	400	**
*Steven Etra	184,462 (4)	5.41%	0	**
*Gary C. Granoff	324,474 (2)	9.56%	3,578 (3)	1.19%
John R. Laird	100	**	0	**
Howard F. Sommer	0	**	1,163	**
*Silvia Mullens	15,293 (5)	**	393	**
*Richard Feinstein	0	**	0	**
Peter Boockvar c/o Miller Tabak + Co., 331 Madison Avenue New York, NY 10017	45,538 (6)	1.33%	0	**
Ivan Wolpert 19 Fulton Street, Suite 301 New York, NY 10038	21,680 (7)	**	0	**
Elliott Singer 4101 Gulf Shore Boulevard Naples, FL 34103	5,000	**	1,000	**
Mitchell Partners L.P. 3187-D Airway Avenue Costa Mesa, CA 92626	345,410 (8)	10.18%	29,942	9.98%
Robert C. Ammerman c/o Capital Resource Partners 31 State Street Boston, MA 02109	0	**	85,024 (9)	28.34%
All Officers and Directors, as a group (10 persons)	1,915,002	52.33%	6,534	2.18%

(A)

Ownership percentages are based on 3,395,583 shares of Common Stock and 300,000 shares of Preferred Stock outstanding as of October 28, 2011. Under the rules of the SEC, shares of Common Stock or Preferred Stock that an individual has a right to acquire within 60 days from October 28, 2011, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

*

Michael Feinsod, Steven Etra and Gary C. Granoff (directors), and Richard Feinstein and Silvia Mullens (officers), are each “interested persons” with respect to Ameritrans, as such term is defined in the 1940 Act.

**	Less than 1%.

***

All Officers and Directors: Michael Feinsod, Gary C. Granoff, Steven Etra, Elliott Singer, John R. Laird, Howard F. Sommer, Ivan Wolpert, Peter Boockvar, Richard Feinstein and Silvia Mullens.  Shares of Common Stock and Preferred Stock that all officers and directors have a right to acquire within 60 days from October 28, 2011, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the aggregate percentage of Common Stock or Preferred Stock owned for all officers and directors, as applicable.

(1)

Consists of (1) 1,078,755 shares held Infinity Capital Partners, L.P. (“Infinity”); (2) 23,450 shares held by Mr. Feinsod in his IRA account; (3) 16,250 shares held by Shoulda Partners, L.P. (“Shoulda”), of which Mr. Feinsod is the general partner; and (4) 200,000 shares issuable to Mr. Feinsod upon the exercise of outstanding options granted under the Employee Stock Option Plan.  Because Mr. Feinsod is a controlling person of Infinity and a general partner of Shoulda, he may also be deemed to be a beneficial owner of securities held by Infinity and Shoulda.

(2)

Consists of (i) 138,813 shares owned directly by Mr. Granoff; (ii) 16,900 shares owned by The Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his brother are trustees; (iii) 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iv) 78,584 shares owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (v) 71,979 shares held by Mr. Granoff in various IRA or pension accounts; (vi) 6,000 shares held in an irrevocable subchapter S trust for the benefit of Mr. Granoff’s son of which Mr. Granoff is the trustee; and (vii) 11,937 shares owned directly by Leslie Granoff, Mr. Granoff’s wife, of which shares Mr. Granoff disclaims beneficial ownership.

(3)

Consists of (i) 500 shares of Preferred Stock owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff and (ii) 3,078 shares of Preferred Stock held by Mr. Granoff in various IRA or pension accounts.

(4)

Consists of (i) 55,472 shares held directly by Mr. Etra; (ii) 29,022 shares owned jointly by Mr. Etra and his wife; (iii) 27,000 shares held by Mr. Etra’s wife; (iv) 39,080 shares held by Fiserv Securities Inc. for the benefit of Mr. Etra’s IRA; (v) 10,000 shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra; (vi) 10,000 shares held by Lance’s Property Development Corp. Pension Plan, of which Mr. Etra is a trustee; and (vii) 13,888 shares issuable to Mr. Etra upon the exercise of outstanding options granted under the Non-Employee Director Stock Option Plan.

(5)	Consists of (i) 293 shares of Common Stock held in a pension plan and (ii) 15,000 shares issuable to Ms. Mullens upon the exercise of outstanding options granted under the Employee Stock Option Plan.

(6)

Consists of (i) an aggregate of 20,000 shares held individually by Mr. Boockvar or jointly with Mr. Boockvar’s wife; and (ii) options to purchase up to 25,538 shares issuable upon exercise of five-year options granted under the Non-Employee Director Stock Option Plan.

(7)

Consists of (i) 7,974 shares owned directly by Mr. Wolpert; (ii) 9,433 shares issuable upon the exercise of outstanding options granted under the Non-Employee Director Stock Option Plan; and (iii) 4,273 shares held by Belle Harbour Capital, L.L.C., of which Mr. Wolpert is a principal.  Mr. Wolpert disclaims beneficial ownership of the shares held by Belle Harbour Capital, L.L.C., except to the extent of his pecuniary interest therein.

(8)	Consists of 345,410 shares owned directly by Mitchell Partners L.P., based solely upon the most recent ownership filing of Mitchell Partners L.P.

(9)	Consists of shares held personally and through self-directed retirement accounts, based solely on a Schedule 13D/A filed with the SEC on June 29, 2011.

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

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of June 30, 2011:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average Exercise price of fully vested options	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	289,000(1)	$3.51	--
Equity compensation plans not approved by security holders(2)	--	--	--
Totals	289,000 (1)	$3.51	--

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

Prior to fiscal 2011, the Company paid amounts to a law firm related to Gary Granoff and certain other former officers and directors of the Company (the “Law Firm”) and to another entity in which a former officer of the Company has a financial interest, under previously existing leases and overhead cost reimbursement agreements aggregating $519,876 (including a lease termination payment of $260,000) for the year ended June 30, 2010. Additionally, prior to fiscal 2011, the Company paid legal fees to the Law Firm aggregating $13,000 in the year ended June 30, 2010.

During the fiscal year ended June 30, 2010, we also raised additional capital by issuing promissory notes in two private offerings. On December 22, 2009, we issued $2,025,000 aggregate principal amount of our 8.75% notes due December 2011 (the “December Notes”), and on March 26, 2010, we issued $975,000 aggregate principal amount of our 8.75% notes due March 2012 (the “March Notes” and together with the December Notes, the “Notes”). Prior to their amendment, as described, below, the Notes bore interest at the rate of 8.75% per annum, payable quarterly, and, mature in December 2011 (in the case of the December Notes) and March 2012 (in the case of the March Notes). At our option, the December Notes and March Notes may be extended until December 2012 and March 2013, respectively, at a rate of 5.5%, plus the then current Prime Rate. The Notes are redeemable by the Company at any time upon not less than thirty days' prior written notice to the holder. Our obligations under the Notes are not secured, but the Notes prohibit us from granting a security interest in any of our assets to secure the repayment of indebtedness for borrowed funds without the consent of the holders of the Notes. In connection with the issuance of a Senior Secured Note on January 19, 2011, in order to facilitate certain covenants under this Senior Secured Note relating to the Notes, we entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the Notes. Pursuant to the Amendment, the interest rate on the Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the Notes also waived certain covenants contained in the Notes related to additional borrowings by the Company. In connection with the Amendment, we paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the Notes.

Steven Etra, a member of the Company's Board of Directors, and certain entities affiliated with Mr. Etra, acquired a portion of the Notes in the offerings aggregating $2,060,000.

Director Independence

The NASDAQ Marketplace Rules require that a majority of our directors be “independent directors” as such term is defined in NASDAQ Marketplace Rule 5605(a)(2). For a director to be considered independent, the Board must determine that the director (and in some cases, members of a director’s immediate family) is not “interested” within the meaning of Section 2(a)(19) of the 1940 Act. The Board has affirmatively determined that five of our eight directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are John R. Laird, Ivan Wolpert, Peter Boockvar, Elliott Singer and Howard Sommer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services billed in fiscal 2011 and 2010 were $179,970 and $195,412, respectively, and consist of the annual audit of the Company’s consolidated financial statements and interim reviews of the quarterly consolidated financial statements.  Also included are services in connection with stand-alone financial statements of Elk Associates Funding Corporation, which are required by the SBA.

Audit-Related Fees

There were no fees for audit related services by the Company’s independent registered accountants for the years ended June 30, 2011 and 2010, that are not reported under the caption “Audit Fees” above.

In accordance with the pre-approval policies and procedures described in the Report of the Audit Committee to the Board of Directors, the Audit Committee reviews and approves in advance the audit scope, the types of non-audit services, if any, and the estimated fees for each category for the coming year. For each category of proposed service, the Company’s independent registered accountants are required to confirm that the provision of such services does not impair their independence. Before selecting the Company’s independent registered accountants, the Audit Committee carefully considered that firm’s qualifications as an independent registered public accounting firm for the Company. This included a review of its performance in prior years, as well as its reputation for integrity and competence in the fields of accounting and auditing. The Committee has expressed its satisfaction with its independent registered accountants in all of these respects. The Committee’s review included inquiry concerning any litigation involving the Company’s independent registered accountants and any regulatory proceedings against the firm. In this respect, the Committee has concluded that the ability of the Company’s independent registered accountants to perform services for the Company is in no way adversely affected by any such investigation or litigation. The Audit committee has approved 100% of the services performed by the Company’s independent registered accountants.

Tax Fees

There were no fees for professional services rendered by the Company’s independent registered accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2011 and 2010, which are not reported under the caption “Audit Fees” above.

Other Fees

There were no other fees for professional services rendered by the Company’s independent registered accountants for the years ended June 30, 2011 and 2010, which are not reported under the caption “Audit Fees” above.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Certification CEO, dated October 28, 2011

31.2	Sarbanes-Oxley Certification CFO, dated October28, 2011

32.1	Sarbanes-Oxley Certification – CEO, dated October 28, 2011 (furnished only)

32.2	Sarbanes-Oxley Certification – CFO, dated October 28, 2011 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2011.

AMERITRANS CAPITAL CORPORATION

By: /s/Michael R. Feinsod

Michael R. Feinsod

Chief Executive Officer

President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer, President, Chief Compliance Officer and Director	October 28, 2011
Michael Feinsod

/s/ Richard L. Feinstein	Chief Financial Officer	October 28, 2011
Richard L. Feinstein

/s/ Gary C. Granoff	Managing Director and Director	October 28, 2011
Gary C. Granoff

/s/ Steven Etra	Director	October 28, 2011
Steven Etra

/s/ John R. Laird	Director	October 28 , 2011
John R. Laird

/s/ Howard F. Sommer	Director	October 28, 2011
Howard F. Sommer

/s/ Ivan Wolpert	Director	October 28, 2011
Ivan Wolpert

/s/ Elliott Singer	Director	October 28, 2011
Elliott Singer

/s/ Peter Boockvar	Director	October 28, 2011
Peter Boockvar