Form 10-Q
period 2011-09-30
AMERITRANS CAPITAL CORP
filed 2011-11-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended September 30, 2011
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-22153

AMERITRANS CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2102424
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant ’ s common stock, par value $.0001 per share, outstanding as of November 10, 2011 was 3,395,583. The number of shares of Registrants 9 ⅜ cumulative participating redeemable preferred stock outstanding as of November 10, 2011 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	June 30, 2011
	(unaudited)
Assets
Investments at fair value (cost of $26,124,304 and $27,828,620, respectively):
Non-controlled/non-affiliated investments	$21,310,639	$23,565,240
Non-controlled affiliated investments	3,753	4,761
Controlled affiliated investments	344,052	351,734

Total investments at fair value	21,658,444	23,921,735

Cash	3,637,246	4,151,616
Accrued interest receivable	443,379	412,647
Assets acquired in satisfaction of loans	1,075,547	1,075,547
Furniture and equipment, net	51,558	52,075
Deferred loan costs, net	313,597	331,310
Prepaid expenses and other assets	367,105	177,204

Total assets	$27,546,876	$30,122,134

Liabilities and Net Assets
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Notes payable	4,423,620	4,500,000
Accrued expenses and other liabilities	701,988	1,505,969
Accrued interest payable	108,205	367,572
Dividends payable	421,875	337,500

Total liabilities	26,830,688	27,886,041

Commitments and contingencies (Notes 2, 3, 4, 7 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(19,678,837)	(18,717,907)
Net unrealized depreciation on investments	(4,465,860)	(3,906,885)
Total	786,188	2,306,093
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets	716,188	2,236,093

Total liabilities and net assets	$27,546,876	$30,122,134

Net asset (liability) value per common share	$(0.85)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2011	2010
Investment income:	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$516,334	$480,696
Non-controlled affiliated investments	-	-
Controlled affiliated investments	7,053	10,957
	523,387	491,653
Fees and other income	8,243	8,725
Total investment income	531,630	500,378
Expenses:
Interest	400,803	327,592
Salaries and employee benefits	426,780	364,519
Occupancy costs	43,297	43,785
Legal fees	273,796	98,942
Accounting and compliance fees	228,940	167,347
Directors fees and expenses	37,531	45,158
Advisory Fee	46,084	49,464
Other administrative expenses	214,442	166,733
Total expenses	1,671,673	1,263,540
Net investment loss	(1,140,043)	(763,162)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	263,489	(232,106)
	263,489	(232,106)
Net unrealized appreciation (depreciation) on investments	(558,976)	400,719
Net realized/unrealized gains (losses) on investments	(295,487)	168,613
Net decrease in net assets from operations	(1,435,530)	(594,549)
Distributions to preferred shareholders	(84,375)	(84,375)
Net decrease in net assets from operations available to common shareholders	$(1,519,905)	$(678,924)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.45)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the three months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(1,140,043)	$(763,162)
Net realized gain (loss) from investments	263,489	(232,106)
Unrealized appreciation (depreciation) on investments	(558,976)	400,719

Net decrease in net assets resulting from operations	(1,435,530)	(594,549)

Shareholder distributions:
Distributions to preferred shareholders	(84,375)	(84,375)

Net decrease in net assets resulting from shareholder distributions	(84,375)	(84,375)

Total decrease in net assets	(1,519,905)	(678,924)

Net assets:
Beginning of period	2,236,093	8,376,169

End of period	$716,188	$7,697,245

Net assets per preferred	$3,600,000	$3,600,000
Net assets (liabilities) per common	$(2,883,812)	$4,097,245

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(1,435,530)	$(594,549)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	20,119	19,614
Net realized (gains) losses on investments	(263,489)	232,106
Net unrealized (appreciation) depreciation on investments	558,976	(400,719)
Portfolio Investments	(300,205)	(7,859,051)
Proceeds from principal receipts, sales, maturity of investments	2,268,009	2,927,629
Changes in operating assets and liabilities:
Accrued interest receivable	(30,732)	(37,489)
Prepaid expenses and other assets	(189,900)	(49,450)
Accrued expenses and other liabilities	(803,981)	(66,738)
Accrued interest payable	(259,367)	(234,050)
Total adjustments	999,430	(5,468,148)
Net cash used in operating activities	(436,100)	(6,062,697)
Cash flows from investing activities:
Purchases of furniture and equipment	(1,890)	(18,027)
Net cash used in investing activities	(1,890)	(18,027)

Cash flows from financing activities:
Repayment of debt	(76,380)	(370,000)
Dividends paid	-	(84,375)
Net cash used in financing activities	(76,380)	(454,375)
Net decrease in cash and cash equivalents	(514,370)	(6,535,099)
Cash:
Beginning of period	4,151,616	7,362,491
End of period	$3,637,246	$827,392

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$660,170	$561,642
Supplemental disclosure of non cash investing and financing activities:
Accrued dividend payable	$84,375	$84,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of September 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (796.50%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,804,956	1,804,956	1,804,956
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	208,949	208,949	208,949
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	135,577
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	227,791	227,791	227,791
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc.(6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Medallion Loan Taxicab Medallion Loan	1 Medallion Loan 8.25% , due 1/12	7,617	7,617	7,617
Other Miscellaneous Loans (5) (6)		115,964	115,964	94,911
	Total Commercial Loans		6,205,403	5,704,422
Corporate Loans Receivable (1,719.33%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	942,673
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all of which is PIK , due 7/13	2,455,753	2,404,943	1,399,779
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,266,427	1,240,854	1,177,777
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	814,396	801,487	806,252
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.5%, due 3/17	1,492,500	1,478,760	1,492,500
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.50%, due 6/15	1,045,065	1,026,316	1,034,614
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	898,093	883,415	898,093

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of September 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.5%, due 09/16	$990,000	$966,150	$996,930
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, which 5% is PIK, due 07/15	1,557,810	1,557,810	1,557,810
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,227,560	1,168,750
Miramax Film NY, LLC Film Library	Term Loan, First Lien 7.75%, due 06/16	838,462	821,189	838,462
	Total Corporate Loans		14,765,166	12,313,640
	Total loans receivable		20,970,569	18,018,062
Life Insurance Settlement Contracts (370.85%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		3,801,108	2,656,000
Equity Investments (137.45%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,015
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	3,763
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	936,337
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	5,579
	Total equity investments		1,352,627	984,382
	Total investments		$26,124,304	$21,658,444

(1) As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank (see Note 4 to the consolidated financial statements) were released in connection with the expiration of the credit line.

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of September 30, 2011, we own 5% or more of the portfolio company’s outstanding voting securities.

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

(1) Unless otherwise noted, all investments are pledged as collateral for a note payable, to a bank (see Note 4 to the consolidated financial statements).

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

Information at and for the three months ended September 30, 2011 and 2010 are unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  September 30, 2011, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three months ended September 30, 2011 and 2010, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “the Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Commission by the Company on September 28, 2011.

Organization and Principal Business Activity

Ameritrans is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation. Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes direct loans to and directly invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure. Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations. The Company categorizes its investments into four security types:  1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements and 4) Equity Investments.

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

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At September 30, 2011, EAF was operating the real estate of Sealmax, Inc., and certain assets of Mountain View Bar & Grill, Inc. and Car-Matt Real Estate, LLC, acquired in satisfaction of loans.

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

Equity investments (preferred stock, common stock, stock warrants, LLC interests, and LP interests including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation.  Investments for which market quotations are readily available are valued at such quoted amounts. If no public market exists the fair value of investments that have no ready market are determined in good faith by management and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies, as well as general market trends for businesses in the same industry.

The Company records the investment in life insurance policies at the Company’s estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits. The Company also considers the market for similar policies. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management and approved by the Board of Directors (see Note 2).

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC, generally, is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2011/2012, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2011, 2010 and 2009 or during the three months ended September 30, 2011, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal periods presented.  The Company’s tax returns for fiscal years ended 2008 through 2011 are subject to examination by federal, state and local income tax authorities.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of September 30, 2011, no shares have been purchased under the plan.

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

Stock Options

Stock-based employee compensation costs in the form of stock options is recognized as an expense over the vesting period of the underlying option using the fair values established by usage of the Black-Scholes option pricing model.

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

2.    Investments

The following table shows the Company’s portfolio by security type at September 30, 2011 and June 30, 2011:

	September 30, 2011			June 30, 2011
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$6,205,403	$5,704,422	26.3%	$6,745,797	$6,244,815	26.1%
Corporate Loans	14,765,166	12,313,640	56.9%	16,023,064	14,281,285	59.7%
Life Settlement Contracts	3,801,108	2,656,000	12.2%	3,681,632	2,408,000	10.1%
Equity Securities	1,352,627	984,382	4.6%	1,378,127	987,635	4.1%
Total	$26,124,304	$21,658,444	100.0%	$27,828,620	$23,921,735	100.0%

(1) Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011 (Unaudited)		June 30, 2011
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,804,956	8.3%	$1,820,868	7.6%
Commercial Construction	2,456,368	11.3%	2,456,368	10.3%
Computer Software	898,093	4.2%	910,067	3.8%
Construction and Predevelopment	940,090	4.3%	1,300,494	5.4%
Direct Marketing	1,168,750	5.4%	1,312,500	5.5%
Debt Collection	465,083	2.2%	475,605	2.0%
Education	806,252	3.7%	829,824	3.5%
Film Distribution	838,462	3.9%	928,000	3.9%
Food and Candy Manufacturing	3,589,354	16.6%	2,581,886	10.8%
Life Insurance Settlement Contracts	2,656,000	12.3%	2,408,000	10.1%
Manufacturing	1,177,777	5.4%	2,533,545	10.6%
Printing/Publishing	1,399,779	6.5%	1,344,691	5.6%
Restaurant/Food Service	1,807,689	8.3%	3,215,663	13.5%
Supermarkets	1,492,500	6.9%	1,500,000	6.3%
Other industries less than 1%	157,291	0.7%	304,224	1.1%
TOTAL	$21,658,444	100.00%	$23,921,735	100.00%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had thirteen and sixteen loans as of September 30, 2011, and June 30, 2011, respectively, which are considered non-performing in the amount of $4,064,871 and $4,827,743 as of September 30, 2011, and June 30, 2011, respectively. These loans are either fully or substantially collateralized and are, in some instances, personally guaranteed by the debtor. These loans are no longer accruing interest, since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral. The following table sets forth certain information regarding performing and non-performing loans as of September 30, 2011 and June 30, 2011:

	September 30, 2011 (Unaudited)	June 30, 2011
Loans receivable	$18,018,062	$20,526,100
Performing loans	13,953,191	15,698,357
Nonperforming loans	$4,064,871	$4,827,743
Nonperforming loans:
Accrual	$-	$-
Nonaccrual	4,064,871	4,827,743
	$4,064,871	$4,827,743

As of September 30, 2011 the Company has accrued, but not yet paid, approximately $46,000 in fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company pays fees to the Adviser that are comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5% based on capital gains from the Corporate Loan portfolio. However, because minimum thresholds have not been met, the fees paid to the Adviser, to date, have been based solely on each quarterly portion of the annual fee.

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

At such time as the Velocity Assets exceed $75 million, the Adviser’s services under the Advisory Agreement will be exclusive to the Company with respect to the Velocity Assets.  The Advisory Agreement may be terminated at any time, without payment of a penalty, upon 60 days’ written notice, by the vote of stockholders holding a majority of the outstanding voting securities of the Company, or by the vote of the Company’s directors or by the Adviser.  The Advisory Agreement will automatically terminate in the event of its assignment by the Adviser. Pursuant to a Stock Purchase Agreement (see Note 8, Stock Purchase Agreement), on April 15, 2011, the Advisor was notified as to termination of the Advisory Agreement. As such, the Advisory Agreement will terminate upon the Initial Closing of the Stock Purchase Agreement.

Life Settlement Contracts
In September, 2006, the Company entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals. Subsequently, after a series of events involving the manager of the Joint Venture, on April 14, 2009, a receiver was appointed (the “Receiver”) to handle the affairs of the manager of the Joint Venture. Following discussions with the Receiver, the Company negotiated an agreement, which, among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions, including the following:

1)
The Company agreed to pay the Receivership Estate 20% of all recoveries until such time as the Company has recouped approximately $2.1 million plus the amount of any premiums paid following the date of the Purchase Agreement;

2)	The Company agreed to pay the Receivership Estate 50% of all recoveries above the amounts described in Item 3 above;

3)	The Company agreed to the cancellation of certain claims the Company had against the Receivership Estate for premiums advanced since April 2, 2009;

4)	Despite the retained interest of the Receiver in any recovery, the Company reserved the right, in its sole discretion, to continue to fund premium payments or let any or all of the policies lapse.

After a review of the current financing and regulatory environment, and other opportunities to make loans and investments, the Company decided to exit this line of business and plans to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of September 30, 2011 and June 30, 2011, the fair value of the policies owned by the Company was $2,656,000 and $2,408,000, respectively, which represents the estimated fair value for the four and five life insurance policies with an aggregate face value of $17,250,000 and $17,659,809, respectively. The Company’s cost on these policies to date is $3,801,108, including insurance premiums of $159,184, which were paid in the quarter ended September 30, 2011. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away on August 17, 2011. The Company has received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate, thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2012 (nine months)	$508,194
2013	872,352
2014	872,352
2015	872,352
2016	872,352
Thereafter	1,178,848
$5,176,450

Based upon the current uncertain state of the life settlement market, the lack of liquidity at this time in this market due to the difficult credit conditions and the overall economy and the Company’s previously stated decision to exit the life settlement area, the Company has adjusted the fair value of these policies to reflect the current anticipated recovery based on estimated actuarial values that take into account the various factors discussed above. This is an estimate based upon the information currently available. The Company intends to pay future premiums and continues to pursue alternatives that could allow for a higher recovery.

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

Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	September 30, 2011 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,704,422	$-	$-	$5,704,422
Corporate Loans	12,313,640	1,168,750	-	11,144,890
Life Settlement Contracts	2,656,000	-	-	2, 656 ,000
Equity Securities	984,382	5,579	-	978,803
Total Investments	$21,658,444	$1,174,329	$-	$20,484,115

		Fair Value at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,244,815	$-	$-	$6,244,815
Corporate Loans	14,281,285	1,312,500	-	12,968,785
Life Settlement Contracts	2,408,000	-	-	2, 408,000
Equity Securities	987,635	6,974	-	980,661
Total Investments	$23,921,735	$1,319,474	$-	$22,602,261

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):
	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	0	288,139	(24,650)	263,489
Net unrealized gains (losses) on investments	-	(564,893)	128,524	23,642	(412,727)
Purchases of investments	2,463	137,455	159,184	(850)	298,252
Repayments, sales or redemptions of investments	(542,856)	(1,396,457)	(327,847)	-	(2,267,160)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of September 30, 2011	$5,704,422	$11,144,890	$2,656,000	$978,803	$20,484,115

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(412,727)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net realized gain on sales and dispositions	(3,858)
Change in unrealized gains or losses relating to assets still held at reporting date	$(416,585)

	Commerical Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2010	$8,941,332	$12,868,110	$1,356,800	$1,009,548	$24,175,790
Net realized losses on investments	-	(232,106)	-	-	(232,106)
Net unrealized gains (losses) on investments	68,284	352,442	(74,165)	-	346,561
Purchases of investments	1,719	7,555,967	301,365	-	7,859,051
Repayments, sales or redemptions of investments	(708,117)	(2,219,512)	-	-	(2,927,629)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of September 30, 2010	$8,303,218	$18,324,901	$1,584,000	$1,009,548	$29,221,667

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$346,561
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net gain (loss) on sales and dispositions	(232,106)
Change in unrealized gains or losses relating to assets still held at reporting date	$114,455

As of June 30, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,632,876. As of June 30, 2011, the aggregate net unrealized loss on Level 1 investments was $274,009. At June 30, 2011, only the investments in Affinity Group, Inc. and Fusion Communications were included in Level 1.

As of September 30, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $4,045,602. As of September 30, 2011, the aggregate net unrealized loss on Level 1 investments was $420,258. For the three months ended September 30, 2011, the net unrealized loss on Level 1 investments aggregated $146,249. At September 30, 2011, only the investments in Affinity Group, Inc. and Fusion Communications were included in Level 1.

3.    Debentures Payable to SBA

At September 30, 2011, and June 30, 2011, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	September 30, 2011	June 30, 2011	Annual Amount of Interest and User Fees
July 2002	September 2012	4.67(1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63(1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12(1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12(1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11(2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  As of September 30, 2011, Elk’s calculated maximum impairment percentage (regulatory limit) was 40%, with a calculated capital impairment percentage of approximately 59.0%. Accordingly, Elk had a condition of capital impairment as of September 30, 2011, which would require additional capital of approximately $6.7 million to cure.   In October 2010, members of management met with representatives of SBA for a portfolio review meeting.  After discussions with SBA, management has undertaken a plan to invest additional equity in Elk which, it is anticipated, will cure the condition of capital impairment. See Note 8, Stock Purchase Agreement, for recent developments in connection with such plan.

4.      Notes Payable

Bank

The Company had a $120,000 line of credit with a bank, with no balance outstanding, as the line had been paid in full as of August 31, 2010. Although this loan was paid in full, the line remained available until its maturity date of July 6, 2011. The Company had pledged its loans receivable and all other assets as collateral for the line of credit and such collateral was released with the expiration of the line.

Other, Including Related Party Notes

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $41,250 and $29,744 for the three months ended September 30, 2011 and 2010, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $20,550 and $14,277 for the three months ended September 30, 2011 and 2010, respectively.

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

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000 (the “2011 Note”) to an unaffiliated lender. The lender is an affiliate of Renova US Holdings Ltd., the purchaser under the Stock Purchase Agreement (See Note 8, Stock Purchase Agreement). The Note bears interest at the rate of 12% per annum (except following an event of default under the 2011 Note, in which case the interest rate would be 14%) and matures on February 1, 2012. The Company may prepay the 2011 Note at any time. The Company is required to prepay the 2011 Note in certain circumstances, including in the event and to the extent (i) the Company issues any capital stock (other than upon the conversion of securities outstanding as of January 19, 2011), (ii) a subsidiary of the Company pays a dividend to the Company; (iii) the Company sells assets (other than in the ordinary course of business in an amount less than $100,000 in the aggregate and only to the extent of 50% of the proceeds from such sales); or (iv) the Company engages in a transaction that results in a change of control. The Company will incur a 15% fee for any principal prepayments other than in respect of asset sales. The Company’s obligations under the 2011 Note may be accelerated by the 2011 Note holder under certain circumstances, including: (i) the Company fails to pay the principal of the 2011 Note when due or interest on the 2011 Note when due and such failure continues for three business days and/or fails to pay any other amount payable under the 2011 Note for thirty days following notice of such failure; (ii) the Company materially breaches any representation, warranty or covenant made pursuant to the 2011 Note and such breach is not cured within five business days following the Company’s awareness thereof or receipt of notice with respect thereto; (iii) the Company or any of its subsidiaries commences a bankruptcy or similar proceeding (or such a proceeding is commenced against the Company or its subsidiaries); (iv) a person or group of persons acquires a majority of the voting power of the Company or Elk; (v) a judgment is entered against the Company or any of its subsidiaries in an aggregate amount exceeding $500,000 or any execution, garnishment or attachment is levied against the Company’s or any of its subsidiaries’ assets and such execution, garnishment or attachment impairs the Company’s or its subsidiaries’ ability to conduct its business; (vi) the Company fails to pay obligations in excess of $500,000 when due; or (vii) an event occurs which has or would reasonably be expected to have a material adverse effect on the Company’s or any of its subsidiaries’ business. The 2011 Note also contains customary representations and warranties as well as affirmative and negative covenants. Pursuant to the 2011 Note, the Company has agreed, among other things, (i) to reimburse the lender for certain out-of-pocket expenses incurred in connection with the 2011 Note; (ii) to maintain a minimum consolidated net asset value of $4,000,000; (iii) not to sell any material assets with a fair market value in excess of $500,000; (iv) not to declare or pay any dividend with respect to any class of capital stock or make any payment on any indebtedness ranking junior to the lender under the 2011 Note; (v) not incur any indebtedness for borrowed money in excess of $250,000; and (vi) not to enter into certain related party transactions. Currently, the Company is not in compliance with certain covenants, including financial covenants.  Accordingly, the lender may declare that an event of default has occurred and declare the principal amount of the Company’s indebtedness, together with any accrued and unpaid interest (including default interest) due thereon, to be immediately due and payable.

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

In connection with the Stock Purchase Agreement (see Note 7, Stock Purchase Agreement), on April 12, 2011, the Company also entered into an amendment to the 2011 Note (the “Note Amendment”), which amended a provision of the 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provides that the Company shall not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the 2011 Note remain in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $44,719 in the three months ended September 30, 2011.

5.           Dividends to Stockholders

The following table sets forth the dividends accrued by the Company on its Preferred Stock for the three months ended September 30, 2011, and 2010:

	For the three months ended September 30, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First Quarter (July 1, 2011 – September 30, 2011)	$0.28125	84,375	Undeclared

	For the three months ended September 30, 2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First Quarter (July 1, 2010 – September 30, 2010)	$0.28125	84,375	Undeclared

The Company did not declare or pay any dividends on its Common Stock during the three months ended September 30, 2011 and 2010.

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

•

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of September 30, 2011, and June 30, 2011, were approximately $21,235,000 and $22,188,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

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

Requisite stockholder approval of the transactions contemplated by the Purchase Agreement was obtained at a special meeting of stockholders held on June 24, 2011. Consummation of the Initial Closing is subject to certain additional customary closing conditions, as well as the approval of the SBA of the indirect change of ownership and control of the Company’s wholly-owned subsidiary, Elk, which is a SBA licensee.

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

In connection with the Company's notice of termination of the Advisory Agreement, described above, the Company canceled a warrant that was issued to the Adviser on December 10, 2009. Such warrant gave the Adviser the right to purchase 100,000 shares of the Company’s common stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

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

9.      Stock Option Plans

The Company’s employee incentive stock option plan and non-employee director stock option plan expired on May 21, 2009

The following tables summarize information about the transactions of both stock option plans as of September 30, 2011:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2011	289,000	$3.51
Granted	-	-
Canceled	-	-
Expired	(10,000)	2.36
Exercised	-	-
Options outstanding at September 30, 2011	279,000	$3.55

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	1.64 years	$3.60
$5.28	80,000	1.66 years	$5.28
$5.30	9,433	.23 years	$5.30
$4.50	20,000	1.03 years	$4.50
$4.93	10,141	.61 years	$4.93
$2.36	120,000	2.03 years	$2.36
$1.78	25,538	2.60 years	$1.78
$ 1.78-$ 5.30	279,000	1.77 years	$3.55

10.      Financial Highlights

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Year Ended June 30, 2011
Net share data
Net asset (liability) value at the beginning of the period	$(0.40)	$1.40	$1.40
Net investment loss	(0.34)	(0.22)	(1.53)
Net realized and unrealized losses on investments	(0.09)	0.05	(0.17)
Net decrease in net assets from operations	(0.43)	(0.17)	(1.70)
Distributions to Stockholders (4)	(0.02)	(0.02)	(.10)
Total decrease in net asset value	(0.45)	(0.19)	(1.80)
Net asset value at the end of the period	$(0.85)	$1.21	$(0.40)
Per share market value at beginning of period	$1.17	$1.32	$1.32
Per share market value at end of period	$0.54	$1.10	$1.17
Total return (1)	(53.85)%	(16.7)%	(11.4%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$(2,124)	$4,436	$1,706
Total expense ratio (3)	(314.8%)	113.4%	431.8%
Net investment loss to average net assets (5)	(214.7%)	(69.0%)	(306.2%)

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

11.      Other Matters

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

On October 3, 2011, the Company received a letter (the “Letter”) from Nasdaq notifying the Company that the Company does not satisfy the minimum stockholders’ equity requirement (or alternative standards) for continued listing under Nasdaq Marketplace Rule 5550(b), based on its stockholders’ equity as of June 30, 2011.  Nasdaq Marketplace Rule 5550(b)(1) requires listed companies to maintain a minimum of $2.5 million of stockholders' equity or satisfy alternative standards of market value of listed securities or net income from continuing operations.  As reported in the Company’s Form 10-K for the year ended June 30, 2011, stockholders’ equity as of June 30, 2011 was $2,236,093.  The Letter also indicated that the Company does not satisfy the alternative criteria for continued listing under Rule 5550(b).

The Letter will not immediately result in the delisting of the Company’s common stock. Under Nasdaq rules, the Company has 45 calendar days (November 17, 2011) to submit to Nasdaq a plan to regain compliance with continued listing standards.  If the Company submits a compliance plan and such plan is accepted by Nasdaq, Nasdaq can grant an extension of up to 180 days from October 3, 2011 for the Company to demonstrate its compliance.  If the Company’s compliance plan is not accepted, the Company may appeal Nasdaq’s determination not to accept the plan in accordance with Nasdaq procedures governing such appeals.

The Company is considering plans to regain compliance to submit to Nasdaq.  There can be no assurance, however, that it will successfully develop a plan to regain compliance, that any such plan will be accepted by Nasdaq, or that the Company’s common stock will not be delisted.

On November 8, 2011 the Company received a letter (the “Communication”) from Nasdaq notifying the Company that it does not satisfy the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing under Nasdaq Marketplace Rule 5550(a)(5), based on the Company’s MVPHS during the period from September 26, 2011 through November 7, 2011.  Nasdaq Marketplace Rule 5550(a)(5) requires listed companies to maintain a minimum MVPHS of $1,000,000.

The Communication will not immediately result in the delisting of the Company’s common stock. Under Nasdaq rules, the Company has 180 calendar days (or until May 7, 2012) (the “Compliance Period”) to regain compliance with the MVPHS requirement.  If at any time during the Compliance Period, the Company’s MVPHS closes at $1,000,000 or more for a minimum of ten consecutive business days, the Company will have regained compliance with the MVPHS requirement.  If the Company does not regain compliance during the Compliance Period, Nasdaq will notify the Company that its common stock is subject to delisting.

12.     Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 amends Topic 820 (Fair Value Measurement) by providing a consistent definition of fair value, ensuring that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and is to be applied prospectively. The Company is evaluating the impact adoption of ASU 2011-04 will have on its disclosures and does not believe adoption will have an impact on its financial condition or results of operations.

Other recently issued accounting pronouncements are not expected to have a material impact on our financial position or results of operations.

13.     Subsequent Events

Except for the matters discussed in Note 11, Other Matters, the Company is aware of no significant subsequent events.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Commission by the Company on September 28, 2011, and which is available on the Company’s web site at www.ameritranscapital.com.

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

Income Recognition
Interest income, including interest on non-performing loans, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  We recognize interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan principal balance.  Loans that are not fully collateralized and that are in the process of collection are placed on nonaccrual status when, in the judgment of management, the collectability of interest and principal is doubtful.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Total Investment Income

The Company’s investment income for the three months ended September 30, 2011, increased $31,252, or 6%, to $531,630, as compared to $500,378 for the three months ended September 30, 2010. The increase was predominantly due to a timing difference on interest earned on an outstanding loan, as partially offset by a smaller portfolio.

Corporate Loans outstanding as of September 30, 2011, decreased by $7,336,261, or 37%, to $12,313,640, as compared with $19,649,901at September 30, 2010.  For the three months ended September 30, 2011, interest income on Corporate Loans increased approximately $41,000 to approximately $461,000 from $420,000 in the comparable quarter in the prior fiscal year. The interest earned on Corporate Loans increased in 2011, as compared with the prior year, primarily due to new loans at higher interest rates.   The decrease in Corporate Loans outstanding was due to payoffs of approximately $6,500,000 in principal; the sale of four loans for approximately $3,900,000 in proceeds and the aggregate decrease of fair value of certain Corporate Loans of approximately $1,500,000, as partially offset by three new loans of approximately $4,000,000 in principal and capitalized interest and loan discount amortization aggregating approximately $600,000.

Commercial Loans outstanding as of September 30, 2011, decreased by $2,598,796, or 31%, to $5,704,422, as compared with $8,303,218 at September 30, 2010.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $1,600,000 and a foreclosure on a real estate loan for approximately $1,000,000. For the three months ended September 30, 2011, interest income on Commercial Loans decreased approximately $9,000 to approximately $57,000 from approximately $66,000 in the prior fiscal year’s comparable quarter. This decrease was attributable to paid off loans as partially offset by interest received of approximately $16,000, relating to non-accruing loans.

Life settlement contracts outstanding as of September 30, 2011 increased by $1,072,000, or 68%, to $2,656,000, as compared with $1,584,000 at September 30, 2010. The fair value as of September 30, 2011, represents our estimate of the policies’ fair value based upon various factors, including a discounted cash flow analysis of anticipated life expectancies, future premium payments, current market conditions and anticipated death benefits related to the four life insurance policies which have an aggregate face value of $17,250,000.

Operating Expenses

Interest expense for the three months ended September 30, 2011 increased $73,211, or 22%, to $400,803, as compared to $327,592 for the three months ended September 30, 2010.  This was due to an increase in outstanding loans with the addition of a $1,500,000 Senior Secured Note in January 2011 and a related increase in interest rates for previously issued notes payable.

Salaries and employee benefits for the three months ended September 30, 2011 increased $62,261, or 17%, to $426,780 when compared to $364,519 for the three months ended September 30, 2010.  This increase was due to a one-time payment in connection with the cancelation of an employment contract and was partially offset by a reduction in officers’ salaries.

Occupancy costs for the three months ended September 30, 2011, remained consistent at $43,297 when compared with $43,785 for the three months ended September 30, 2010.

Legal fees increased $174,854, or 177%, to $273,796 in the first quarter of fiscal 2012 from $98,942 in the corresponding quarter in fiscal 2011 due, primarily, to legal work in connection with our capital raising efforts, most significantly, the work relating to the transactions contemplated by the Stock Purchase Agreement (the “Purchase Agreement”), dated April 12, 2011, between us and Renova US Holdings Ltd. (“Renova”) with Renova and the $1.5 million senior secured note (see Notes 4 and 7 to our consolidated financial statements), and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees increased $61,593 or 37% to $228,940 in the first quarter of fiscal 2012 from $167,347 in the corresponding quarter in the prior fiscal year prior. Such increase was attributable to a $15,533 increase in general accounting and other compliance fees; a $35,480 increase in financial management personnel, primarily related to our Chief Financial Officer, who was engaged in September 2010 and a $10,580 increase in audit fees.

Director fees for the three months ended September 30, 2011 decreased $7,627, or 17%, to $37,531 when compared to $45,158 for the three months ended September 30, 2010. Such decrease resulted from fewer director meetings during the first quarter of fiscal 2012 than in the comparable quarter of fiscal 2011.

Advisory Fees decreased approximately $3,380, or 7%, to $46,084 when compared to $49,464 for the three months ended September 30, 2010. This was due to a decrease in the size of the Corporate Loan portfolio.

Miscellaneous administrative expenses for the three months ended September 30, 2011, increased $47,709, to $214,442, or 29%, when compared with $166,733 for the three months ended September 30, 2010.  This increase was due primarily to the incurrence of $66,000 of foreclosure expense in the first quarter of fiscal 2012 and an increase of miscellaneous fees of approximately $5,100, as partially offset by decreases in moving expenses of approximately $17,300, insurance expense of approximately $2,000 and office expense of approximately $4,800.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations for the three months ended September 30, 2011 was $1,435,530, as compared to a net decrease in assets results from operations for the three months ended September 30, 2010 of $594,549. The downward performance in operations in the 2011 three-month period was, primarily, attributable to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $28.0 million in the first quarter of fiscal 2011 to an average of approximately $22.9 million in the first quarter of fiscal 2012; (ii) an overall increase in expenses to approximately $1.7 million for the three months ended Septembr 30, 2011as compared with approximately $1.3 million for the three months ended September 30, 2010, as described above, and (iii) an increase in unrealized loss to approximately $559,000 for the three months ended September 30, 2011 as compared with an unrealized gain of approximately $401,000 for the three months ended September 30, 2010. The realized gain for the three months ended September 30, 2011 was approximately $265,000, as compared with a realized loss of approximately $232,000 for the three months ended September 30, 2010 and was, primarily, attributable to the proceeds from a life insurance policy.

Financial Condition at September 30, 2011 and June 30, 2011

Assets and Liabilities

Total assets decreased $2,575,258 to $27,546,876, at September 30, 2011, as compared with total assets of $30,122,134 at June 30, 2011. This net decrease was primarily due to an overall decrease in cash and cash equivalents of approximately $500,000, which was utilized, primarily, to fund general operations during the period, including reductions in accounts payable, accrued expenses and interest. The decrease in investments of approximately $2,300,000, which was, primarily, attributable to the payoff of loans of approximately $2,000,000 and net depreciation of investments of approximately $550,000, was partially offset by the funding of new loans receivable aggregating approximately $250,000.

Total liabilities decreased by approximately $1,055,363, to $26,830,688 at September 30, 2011, as compared to $27,886,041 at June 30, 2011, primarily, due to the reduction of accounts payable and accrued expenses of approximately $804,000, the decrease in accrued interest payable of approximately $259,000 and principal payments against notes payable of approximately $76,000, as partially offset by an increase in accrued dividends payable on preferred stock of approximately $84,000.

Liquidity and Capital Resources

The Company has funded its operations through private and public placements of its securities, bank financing, the issuance to the SBA of its subordinated debentures, other borrowings and internally generated funds.

At September 30, 2011, approximately 80% of the Company’s indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%. At September 30, 2011, approximately 16% of the Company’s indebtedness was represented by certain notes payable which were issued in December, 2010, and March 2010, and bear an interest rate of 12%.

The Company invested in life settlement contracts which require the Company to continue premium payments to keep the policies in force through the insured’s life expectancy, or until such time the policies are sold.  The Company may sell the policies at any time, at its sole discretion.  However, if the Company chooses to keep the policies, as of and after September 30, 2011, premium payments due through the life expectancy of the insured are approximately $3,122,000 through June 30, 2015 and approximately $2,051,000 thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

The Company will distribute at least 90% of its investment company taxable income, if any, and, accordingly, will continue to rely upon external sources of funds to finance growth. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2011 and 2010 or during the three months ended September 30, 2011, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

On April 12, 2011, the Company entered into an agreement with Renova US Holdings Ltd. (“Renova” or “Purchaser”).  Pursuant to this agreement (the “Renova Purchase Agreement,”) the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase, (i) the Initial Purchased Stock for an aggregate purchase price of $25,000,000 at the Initial Closing to be held no later than November 30, 2011 and (ii) the Additional Purchased Stock, for an aggregate purchase price initially equal to $35,000,000 (if such investment is made at the Initial Closing) as may be increased to up to $40,000,000 in accordance with the terms of the Renova Purchase Agreement at the Subsequent Closing to be held from time to time between the date of the Initial Closing and the second anniversary of the Initial Closing based on the terms and conditions of the Renova Purchase Agreement. See Note 8, Stock Purchase Agreement, of Notes to Consolidated Financial Statements.  Although certain aspects of the Renova Transaction have been approved by our stockholders, the consummation of the Renova Transaction remains subject to various conditions to closing, including approval by the SBA of the change of ownership and control of Elk that would occur upon the Initial Closing.

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

Even if we consummate the Initial Closing, the Subsequent Closings contemplated by the Renova Purchase Agreement  will remain subject to the satisfaction of various conditions to Renova’s obligation to consummate the Subsequent Closings. If the transaction contemplated by the Renova Purchase Agreement is not consummated, we will require additional sources of capital and new bank lines of credit and cash flow from operations to fund our business plan.   Nevertheless, we believe that we have sufficient resources currently available to sustain our business for, at least, the next twelve months.

The Renova Purchase Agreement limits our ability to engage in certain financings until the earlier to occur of the Initial Closing or the termination of the Renova Purchase Agreement.  Specifically, the Renova Purchase Agreement prohibits the Company from, among other things, issuing any capital stock or debt securities (or debt securities convertible into or exchangeable for securities) having voting rights; or incurring any indebtedness for borrowed money, other than indebtedness incurred in the ordinary course of business and consistent with past practices for use as working capital in an aggregate principal amount not in excess of $500,000, in each case without Renova’s prior written consent. In addition, the Renova Purchase Agreement prohibits us from soliciting, encouraging or facilitating financings that could constitute “Competing Proposals”, as defined in the Renova Purchase Agreement.

The Company has continued to engage in discussions with Renova regarding potential modifications to the terms of the Renova Transaction in order to satisfy the SBA’s interpretation of the regulations.  The Company expects to continue discussions with Renova regarding a modified transaction that would satisfy the SBA’s interpretation of the applicable regulations.  However, no assurance can be given that the Company and Renova will be able to reach agreement on or complete an alternative transaction or what the terms of any such transaction would be. In the event the Company is unable to reach an agreement on or complete an alternative transaction with Renova, it may terminate the Purchase Agreement and seek alternative sources of financings. There is no assurance that any such alternative sources of financing would be available or what the terms of any such transaction would be.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at September 30, 2011, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $36,377 at September 30, 2011. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at September 30, 2011, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended  September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

 Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”), describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There were no material changes during the three months ended September 30, 2011 to the risk factors set for in the 2011 Annual Report, except for the addition of the following risk:

We are not in compliance with Nasdaq Capital Market rules regarding the minimum shareholders’ equity, minimum bid and minimum market value of publicly held shares requirements and are at risk of being delisted from the Nasdaq Capital Market.

On September 20, 2011, we received a letter (the “September Nasdaq Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying us that, because the closing bid price for our common stock has been below $1.00 per share for the 30 consecutive business days preceding the September Nasdaq Notice, we no longer comply with the continued listing requirements under Nasdaq Marketplace Rule 5550(a)(2).  Nasdaq Marketplace Rule 5550(a)(2) requires securities listed on the Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Requirement”).  On October 3, 2011, we received a letter (the “October Nasdaq Notice”) from Nasdaq notifying us that we do not satisfy the minimum stockholders’ equity requirement (or alternative standards) for continued listing under Nasdaq Marketplace Rule 5550(b), based on our stockholders’ equity as of June 30, 2011.  Nasdaq Marketplace Rule 5550(b)(1) requires listed companies to maintain a minimum of $2.5 million of stockholders' equity (the “Minimum Stockholders Equity Requirement”) or satisfy alternative standards of market value of listed securities or net income from continuing operations.  Stockholders’ equity as of September 30, 2011 was $716,188.   In addition, on November 8, 2011, we received a letter (the “November Nasdaq Notice”) from Nasdaq notifying us that we do not satisfy the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing under Nasdaq Marketplace Rule 5550(a)(5), based on our MVPHS during the period from September 26, 2011 through November 7, 2011.  Nasdaq Marketplace Rule 5550(a)(5) requires listed companies to maintain a minimum MVPHS of $1,000,000.   None of the September Nasdaq Notice, October Nasdaq Notice or the November Nasdaq Notice will immediately result in the delisting of our common stock.  Applicable Nasdaq rules provide for grace periods during which we may regain compliance with the listing standards noted above (see Note 11 to the consolidated financial statements).    No assurance can be given, however, that we will be able to regain compliance during such grace periods.

If our common stock is delisted from the Nasdaq Capital Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the "pink sheets."   These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the Nasdaq Capital Market.   Accordingly, delisting of our common stock from the Nasdaq Capital Market could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all.   In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company is not in compliance with a covenant contained in the Senior Secured Note, dated January 19, 2011, issued by the Company to Ameritrans Holdings LLC (the “Senior Secured Note”), which requires the Company to maintain  consolidated net asset value of $4,000,000 so long as the Senior Secured Note remains outstanding.  For additional information regarding the Senior Secured Note, see Note 4 to the Company’s consolidated financial statements.

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

AMERITRANS CAPITAL CORPORATION

Dated: November 14, 2011

By: /s/ Michael Feinsod
       Michael Feinsod
       Chief Executive Officer and President