Form 10-Q
period 2011-12-31
AMERITRANS CAPITAL CORP
filed 2012-02-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended December 31, 2011

or

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

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of February 13, 2012 was 3,395,583. The number of shares of registrant’s 9 ⅜ cumulative participating redeemable preferred stock outstanding as of February 13, 2012 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	June 30, 2011
	(unaudited)
Assets
Investments at fair value (cost of $26,868,043 and $27,828,620, respectively):
Non-controlled/non-affiliated investments	$21,370,093	$23,565,240
Non-controlled affiliated investments	3,753	4,761
Controlled affiliated investments	337,846	351,734

Total investments at fair value	21,711,692	23,921,735

Cash	2,414,480	4,151,616
Accrued interest receivable	427,500	412,647
Assets acquired in satisfaction of loans	1,075,547	1,075,547
Furniture and equipment, net	49,148	52,075
Deferred loan costs, net	295,884	331,310
Prepaid expenses and other assets	242,747	177,204

Total assets	$26,216,998	$30,122,134

Liabilities and Net Assets
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Notes payable	4,423,620	4,500,000
Accrued expenses and other liabilities	782,695	1,505,969
Accrued interest payable	367,165	367,572
Dividends payable	506,250	337,500

Total liabilities	27,254,730	27,886,041

Commitments and Contingencies (Notes 2, 3, 4, 7 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(20,742,266)	(18,717,907)
Net unrealized depreciation on investments	(5,156,351)	(3,906,885)
Total	(967,732)	2,306,093
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets (liabilities)	(1,037,732)	2,236,093

Total liabilities and net assets	$26,216,998	$30,122,134

Net asset (liability) value per common share	$(1.37)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Investment income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$417,947	$564,298	$934,276	$1,044,993
Non-controlled affiliated investments	-	-	-	-
Controlled affiliated investments	6,824	10,842	13,877	21,800
	424,771	575,140	948,153	1,066,793
Fees and other income	-	6,391	8,248	15,116
Total investment income	424,771	581,531	956,401	1,081,909
Expenses:
Interest	392,270	325,440	793,074	653,032
Salaries and employee benefits	287,304	367,209	714,085	731,727
Occupancy costs	43,297	42,630	86,593	86,415
Legal fees	258,994	173,067	532,790	272,009
Accounting and compliance fees	193,433	177,676	422,372	345,023
Directors fees and expenses	50,572	14,261	88,103	59,419
Advisory Fee	46,611	71,674	92,695	121,138
Other administrative expenses	148,011	206,928	362,453	373,661
Total expenses	1,420,492	1,378,885	3,092,165	2,642,424
Net investment loss	(995,721)	(797,354)	(2,135,764)	(1,560,515)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	16,667	36,771	280,155	(195,334)
	16,667	36,771	280,155	(195,334)
Net unrealized appreciation (depreciation) on investments	(690,490)	(83,062)	(1,249,466)	317,657
Net realized/unrealized gain (losses) on investments	(673,823)	(46,291)	(969,311)	122,323
Net decrease in net assets from operations	(1,669,544)	(843,645)	(3,105,075)	(1,438,192)
Distributions to preferred shareholders	(84,375)	(84,375)	(168,750)	(168,750)
Net decrease in net assets from operations available to common shareholders	$(1,753,919)	$(928,020)	$(3,273,825)	$(1,606,942)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.52)	$(0.27)	$(0.96)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the six months ended
	December 31, 2011	December 31, 2010
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(2,135,764)	$(1,560,515)
Net realized gain (loss) from investments	280,155	(195,334)
Unrealized appreciation (depreciation) on investments	(1,249,466)	317,657

Net decrease in net assets resulting from operations	(3,105,075)	(1,438,192)

Shareholder distributions:
Distributions to preferred shareholders	(168,750)	(168,750)

Net decrease in net assets resulting from shareholder distributions	(168,750)	(168,750)

Total decrease in net assets	(3,273,825)	(1,606,942)

Net assets (liabilities):
Beginning of period	2,236,093	8,376,169

End of period	$(1,037,732)	$6,769,227

Net assets per preferred	$3,600,000	$3,600,000

Net assets (liabilities) per common	$(4,637,732)	$3,169,227

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	December 31, 2011	December 31, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(3,105,075)	$(1,438,192)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Depreciation and amortization	40,240	39,537
Net realized gains (losses) on investments	(280,155)	195,334
Net unrealized (appreciation) depreciation on investments	1,249,466	(317,657)
Portfolio investments	(2,199,054)	(10,764,263)
Proceeds from principal receipts, sales, maturity of investments	3,439,788	8,028,898
Transfer out of portfolio to assets acquired in satisfaction of loans	-	(1,047,222)
Changes in operating assets and liabilities:
Accrued interest receivable	(14,853)	(55,480)
Prepaid expenses and other assets	(65,542)	(30,903)
Accrued expenses and other liabilities	(723,274)	36,707
Accrued interest payable	(407)	25,765
Total adjustments	1,446,209	(3,889,284)
Net cash used in operating activities	(1,658,866)	(5,327,476)
Cash flows from investing activities:
Purchases of furniture and equipment	(1,890)	(18,028)
Net cash used in investing activities	(1,890)	(18,028)
Cash flows from financing activities:
Repayment of note payable, banks	-	(370,000)
Repayment of note payable, other	(76,380)	-
Dividends paid on preferred stock	-	(84,375)
Net cash used in financing activities	(76,380)	(454,375)
Net decrease in cash and cash equivalents	(1,737,136)	(5,799,879)
Cash and cash equivalents:
Beginning of period	4,151,616	7,362,491
End of period	$2,414,480	$1,562,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$793,481	$627,267
Supplemental disclosure of non cash investing and financing activities:
Accrued dividends on preferred stock	$168,750	$168,750

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of December 31, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (516.50%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.00%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,788,804	1,788,804	1,788,804
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	197,644	197,644	197,644
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	75,000
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	221,585	221,585	221,585
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.50%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Medallion Loan Taxicab Medallion Loan	1 Medallion Loan 8.25% , due 1/12	7,577	7,577	7,577
Other Miscellaneous Loans (5) (6)		115,656	115,656	94,602
	Total Commercial Loans		5,921,392	5,359,833
Corporate Loans Receivable (1,208.94%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	518,470
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all of which is PIK , due 7/13	2,531,062	2,484,539	1,442,706
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 8/15	1,263,163	1,239,197	1,174,741
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.00%, due 1/15	800,747	788,831	736,688
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.50%, due 3/17	1,488,752	1,475,637	1,488,752
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.75%, of which 3.75% is PIK, due 6/15	1,055,298	1,037,590	1,034,192
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	886,118	872,531	886,118

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of December 31, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.5%, due 09/16	$990,000	$967,650	$1,009,800
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,577,715	1,577,715	1,577,715
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,228,663	1,225,000
Miramax Film NY, LLC Film Library	Term Loan, First Lien 12.00%, due 10/21	1,500,000	1,462,322	1,451,382
	Total Corporate Loans		15,491,357	12,545,564
	Total loans receivable		21,412,749	17,905,397
Life Insurance Settlement Contracts (272.75%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		4,102,667	2,830,400
Equity Investments (94.04%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,015
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	3,753
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	936,337
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	5,579
	Total equity investments		1,352,627	975,895
	Total investments		$26,868,043	$21,711,692

(1)   As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank (see Note 4 to the consolidated financial statements) were released in connection with the expiration of the credit line. All investments, other than investments held through Elk Associates Funding Corporation, are pledged as collateral for a Senior Secured Note (see Note 4 to the consolidated financial statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of December 31, 2011, we own 5% or more of the portfolio company’s outstanding voting securities.

(3)   As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.

(4)   Percentage of net liabilities.

(5)   Other small balance loans.

(6)   Loan receivable is on non-accrual status and therefore is considered non-income producing. Included in Other Miscellaneous Loans is a loan valued at $12,000 that is on non-accrual status.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (279.27%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/11	1,820,868	1,820,868	1,820,868
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	218,824	218,824	218,824
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	185,436	185,436	87,750
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	36,121	36,121	36,121
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	135,577
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	235,473	235,473	235,473
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.00%, due 1/09	270,000	270,000	270,000
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.0%, no stated maturity	89,396	89,396	89,396
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Medallion Loans Taxicab Medallion Loans	2 Medallion Loan 11.7% weighted average rate	152,000	152,000	152,000
Other Miscellaneous Loans (5) (6)		116,270	116,270	95,216
	Total Commercial Loans		6,745,797	6,244,815
Corporate Loans Receivable (638.96%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	1,343,309
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 6/13	1,301,945	1,301,945	1,301,945
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, of which 8% is PIK , due 7/13	2,359,106	2,304,012	1,344,691
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,269,691	1,242,511	1,231,600
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	829,824	815,922	829,824

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.5%, due 3/17	1,500,000	1,485,635	1,500,000
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.50%, due 6/15	1,035,751	1,015,960	1,043,519
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	910,067	894,298	910,067
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.5%, due 09/16	$992,500	$967,150	$997,463
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,538,367	1,538,367	1,538,367
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,226,456	1,312,500
Miramax Film NY, LLC Film Library	Term Loan, First Lien 7.75%, due 06/16	892,308	874,126	928,000
	Total Corporate Loans		16,023,064	14,281,285
	Total loans receivable		22,768,861	20,526,100
Life Insurance Settlement Contracts (107.74%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		3,681,632	2,408,000
Equity Investments (44.19%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,015
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	4,761
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	936,337
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,974
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	850
	Total equity investments		1,378,127	987,635
	Total investments		$27,828,620	$23,921,735

(1)   As of July 5, 2011, all investments previously pledged as collateral for a note payable, to a bank (see Note 4 to the consolidated financial statements) were released in connection with the expiration of a credit line. All investments, other than investments held through Elk Associates Funding Corporation, are pledged as collateral for a Senior Secured Note (see Note 4 to the consolidated financial statements).

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information at and for the three months and six months ended December 31, 2011 and 2010 are unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans,” the “Company,” “our,” “us,” or “we”), as of  December 31, 2011, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three-month and six-month periods ended December 31, 2011 and 2010, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and six months ended December 31, 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Commission by the Company on September 28, 2011.

Organization and Principal Business Activity

Ameritrans is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation. Through its subsidiary, Elk Associates Funding Corporation (“Elk”), it makes loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes direct loans to and directly invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure. Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations. The Company categorizes its investments into four security types:  1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements and 4) Equity Investments.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.

Basis of Presentation and Consolidation

The consolidated financial statements are presented based on accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“Elk Capital”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”) and five single-member, limited liability companies, each is wholly-owned by Ameritrans and four of which each hold one insurance policy included in the Company’s life insurance settlement investments portfolio. All significant inter-company transactions have been eliminated in consolidation.

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At December 31, 2011, EAF was operating the real estate of Sealmax, Inc. and certain assets of Mountain View Bar & Grill, Inc. and Car-Matt Real Estate, LLC, acquired in satisfaction of loans.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2011/2012, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2011, 2010 and 2009 or during the six months ended December 31, 2011, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

Increase (Decrease) in Net Assets Per Share

Increase (decrease) in net assets per share is computed by dividing current net increase (decrease) in net assets from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted increase (decrease) in net assets per share includes, in periods in which they have a dilutive effect, the potential effect of common shares issuable upon the exercise of stock options and warrants. The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the periods presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

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

On June 30, 2008, the Board of Directors approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of December 31, 2011, no shares have been purchased under the plan.

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

The Company’s stock option plans expired on May 21, 2009.  The Company’s ability to grant equity-based incentive compensation is severely limited by the 1940 Act and, so long as the Company continues to engage an investment adviser, the 1940 Act may prohibit the Company from providing equity-based compensation.

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.  The Company’s investments, including loans receivable, life insurance settlement contracts and equity securities, are carried at their estimated fair value.    The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 6). The carrying value of the notes payable is a reasonable estimate of the fair value based on prevailing market rates.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow and future losses are anticipated. The Company’s plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand its business and/or satisfy the capital requirements of the SBA. These factors raise doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon Management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing and on improving the Company’s profitability and cash flow. While the Company believes in the viability of its strategy to obtain financing and increase profitability and in its ability to execute that strategy and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.    Investments

The following table shows the Company’s portfolio by security type at December 31, 2011 and June 30, 2011:

	December 31, 2011			June 30, 2011
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$5,921,392	$5,359,833	24.7%	$6,745,797	$6,244,815	26.1%
Corporate Loans	15,491,357	12,545,564	57.8%	16,023,064	14,281,285	59.7%
Life Settlement Contracts	4,102,667	2,830,400	13.0%	3,681,632	2,408,000	10.1%
Equity Securities	1,352,627	975,895	4.5%	1,378,127	987,635	4.1%
Total	$26,868,043	$21,711,692	100.0%	$27,828,620	$23,921,735	100.0%

1)      Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011 (Unaudited)		June 30, 2011
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,788,803	8.2%	$1,820,868	7.6%
Commercial Construction	2,395,791	11.0%	2,456,368	10.3%
Computer Software	886,118	4.1%	910,067	3.8%
Construction and Predevelopment	940,090	4.3%	1,300,494	5.4%
Direct Marketing	1,225,000	5.6%	1,312,500	5.5%
Debt Collection	458,877	2.1%	475,605	2.0%
Education	736,688	3.4%	829,824	3.5%
Film Distribution	1,451,382	6.7%	928,000	3.9%
Food and Candy Manufacturing	3,621,707	16.7%	2,581,886	10.8%
Life Insurance Settlement Contracts	2,830,400	13.0%	2,408,000	10.1%
Manufacturing	1,174,741	5.4%	2,533,545	10.6%
Printing/Publishing	1,442,706	6.6%	1,344,691	5.6%
Restaurant/Food Service	1,122,181	5.2%	3,215,663	13.5%
Supermarkets	1,488,752	6.9%	1,500,000	6.3%
Other industries less than 1%	148,456	0.8%	304,224	1.1%
TOTAL	$21,711,692	100.00%	$23,921,735	100.00%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had fifteen and sixteen loans as of December 31, 2011, and June 30, 2011, respectively, which are considered non-performing in the amount of $3,580,091 and $4,827,743 as of December 31, 2011, and June 30, 2011, respectively. These loans are either fully or substantially collateralized and are, in some instances, personally guaranteed by the debtor. The Company does not accrue interest on non-performing loans to the extent the loan principal and accrued interest exceed the estimated fair value of the underlying collateral.

The following table sets forth certain information regarding performing and non-performing loans as of December 31, 2011 and June 30, 2011:

	December 31, 2011 (Unaudited)	June 30, 2011
Loans receivable	$17,905,397	$20,526,100
Performing loans	14,325,306	15,698,357
Non-performing loans	$3,580,091	$4,827,743
Non-performing loans:
Accrual	$-	$-
Nonaccrual	3,580,091	4,827,743
	$3,580,091	$4,827,743

As of December 31, 2011 the Company has accrued, but not yet paid, approximately $47,000 in fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company pays fees to the Adviser that are comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5%, based on capital gains from the Corporate Loan portfolio. However, because minimum thresholds have not been met, the fees paid to the Adviser, to date, have been based solely on each quarterly portion of the annual fee.

Pursuant to the Advisory Agreement, Velocity Capital Advisors serves as the non-discretionary investment adviser to the Company with respect to the investment in below investment grade senior loans and notes, and subordinated notes, which are collectively referred to as “Corporate Loans” and incidental equity investments received in connection with the investment in the Debt Portfolio (“Incidental Equity”) (collectively, the “Velocity Assets”).  All investments in Corporate Loans are subject to the supervision of Management and the Board of Directors.

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

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals. Subsequently, after a series of events involving the manager of the Joint Venture, on April 14, 2009, a receiver was appointed (the “Receiver”) to operate the Joint Venture and to administer the assets of the Joint Venture and other entities with which the Receiver was involved (the “Receivership Estate”). Following discussions with the Receiver, in December 2009, the Company negotiated an agreement, which, among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions, including the following:

1)

The Company agreed to pay the Receivership Estate 20% of all recoveries until such time as the Company has recouped approximately $2.1 million plus the amount of any premiums paid following the date of the Purchase Agreement;

2)

The Company agreed to pay the Receivership Estate 50% of all recoveries above the amounts described in Item 1 above;

3)

The Company agreed to the cancellation of certain claims the Company had against the Receivership Estate for premiums advanced since April 2, 2009; and

4)

Despite the retained interest of the Receiver in any recovery, the Company reserved the right, in its sole discretion, to continue to fund premium payments or let any or all of the policies lapse.

After a review of the current financing and regulatory environment, and other opportunities to make loans and investments, the Company decided to exit this line of business and plans to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of December 31, 2011 and June 30, 2011, the fair value of the policies owned by the Company was $2,830,400 and $2,408,000, respectively, which represents the estimated fair value for the four (as of December 31, 2011) and five (as of June 30, 2011) life insurance policies with an aggregate face value of $17,250,000 and $17,659,809, respectively. The Company’s cost on these policies to date is $4,102,667, including insurance premiums of $460,743, which were paid in the six months ended December 31, 2011. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away in August, 2011. The Company received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

The Company is entitled to sell the policies at any time, in its sole discretion, and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Fiscal Year Ending June 30	Policy Premiums

2012 (six months)	$369,995
2013	887,988
2014	887,988
2015	887,988
2016	887,988
Thereafter	1,197,013
$5,118,960

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

Fair Value of Investments

GAAP has established a framework for measuring fair value and has expanded the disclosure requirements related to fair value measurements. Fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. GAAP requires the Company to assume that the portfolio investment is sold in a principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with GAAP, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with GAAP, these inputs are summarized in the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its Board of Directors that is consistent with GAAP (see Note 1).  Consistent with its valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there is not a readily available market value for most of the investments in its portfolio, the fair value of the investments must typically be determined using unobservable inputs. The Company's Level 3 investments require significant judgments by its investment committee, its investment advisor and its Management and include market price quotations from market makers, original transaction price, recent transactions in the same or similar investments, financial analysis, economic analysis and related changes in financial ratios or cash flows to determine fair value. Such investments may also be discounted to reflect observed or reported illiquidity and/or restrictions on transferability. See Note 1 for additional information on the Company’s valuation policy.

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

Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	December 31, 2011 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,359,833	$-	$-	$5,359,833
Corporate Loans	12,545,564	2,676,382	-	9,869,182
Life Settlement Contracts	2,830,400	-	-	2, 830,400
Equity Securities	975,895	5,579	-	970,316
Total Investments	$21,711,692	$2,681,961	$-	$19,029,731

		Fair Value at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,244,815	$-	$-	$6,244,815
Corporate Loans	14,281,285	1,312,500	-	12,968,785
Life Settlement Contracts	2,408,000	-	-	2, 408,000
Equity Securities	987,635	6,974	-	980,661
Total Investments	$23,921,735	$1,319,474	$-	$22,602,261

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	16,666	288,139	(24,650)	280,155
Net unrealized gains (losses) on investments	(60,577)	(1,103,367)	1,365	15,155	(1,147,424)
Purchases of investments	2,463	254,653	460,743	-	717,859
Repayments, sales or redemptions of investments	(826,868)	(2,267,555)	(327,847)	(850)	(3,423,120)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of December 31, 2011	$5,359,833	$9,869,182	$2,830,400	$970,316	$19,029,731

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(1,147,424)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net realized gain on sales and dispositions	13,416
Change in unrealized gains or losses relating to assets still held at reporting date	$(1,134,008)

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2010	$8,941,332	$12,868,110	$1,356,800	$1,009,548	$24,175,790
Net realized losses on investments	-	(316,897)	-	(800)	(317,697)
Net unrealized gains on investments	248,868	71,153	21,268	-	341,289
Purchases of investments	1,719	10,177,812	584,732	-	10,764,263
Repayments, sales or redemptions of investments	(2,445,204)	(4,211,331)	-	-	(6,656,535)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of December 31, 2010	$6,746,715	$18,588,847	$1,962,800	$1,008,748	$28,307,110

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$341,289
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net gain (loss) on sales and dispositions	(316,896)
Change in unrealized gains or losses relating to assets still held at reporting date	$24,393

As of June 30, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,632,876. As of June 30, 2011, the aggregate net unrealized loss on Level 1 investments was $274,009. At June 30, 2011, only the investments in Affinity Group, Inc. and Fusion Communications were included in Level 1.

As of December 31, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $4,780,300. As of December 31, 2011, the aggregate net unrealized loss on Level 1 investments was $376,051. For the three and six-month periods ended December 31, 2011, the net unrealized gain (loss) on Level 1 investments aggregated $44,207 and $(102,042), respectively. At December 31, 2011, only the investments in Affinity Group, Inc., Miramax and Fusion Communications were included in Level 1.

3.      Debentures Payable to SBA

At December 31, 2011 and June 30, 2011 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	December 31, 2011	June 30, 2011	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. As of December 31, 2011, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 63.0%. Accordingly, Elk had a condition of capital impairment as of December 31, 2011, which would require additional capital of approximately $8.9 million to cure.   In October 2010, members of Management met with representatives of SBA for a portfolio review meeting.  After discussions with SBA, Management undertook a plan to invest additional equity in Elk which, it was anticipated, would cure the condition of capital impairment. While the Company obtained investors to provide the planned equity infusion, a negotiated transaction in this regard was terminated (see Note 7, Stock Purchase Agreement). Accordingly, the Company is actively pursuing an alternative transaction and alternative sources of financing. However, there is no assurance that any alternative financing will be available, what the terms of any alternative financing would be, whether any such financing would result in sufficient equity capital to cure the deficiency and, if not, whether such deficiency would restrict the Company’s ability to continue to operate as an SBA Licensee.

4.      Notes Payable

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $41,250 and $30,078 for the three months ended December 31, 2011 and 2010, respectively, and $82,500 and $60,156 for the six months ended December 31, 2011 and 2010, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $20,550 and $14,438 for the three months ended December 31, 2011 and 2010, respectively, and $41,100 and $28,875 for the six months ended December 31, 2011 and 2010.

In connection with the issuance of a Senior Secured Note on January 19, 2011 (see below), in order to facilitate certain covenants under the Senior Secured Note relating to the 2009/2010 Notes, the Company entered into an Amendment to Promissory Note (the “Amendment”) with each holder of the 2009/2010 Notes. Pursuant to the Amendment, the interest rate on the 2009/2010 Notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company. In connection with the Amendment, the Company paid a fee equal to 1% of principal, or an aggregate of $30,000, to the holders of the 2009/2010 Notes.

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000 (the “2011 Note”) to an unaffiliated lender, Ameritrans Holdings LLC (the “Lender”) . The Lender is an affiliate of Renova US Holdings Ltd., the purchaser under the Stock Purchase Agreement (See Note 7, Stock Purchase Agreement). The 2011 Note provides for interest at the rate of 12% per annum, except following an event of default under the 2011 Note, in which case interest accrues at the rate of 14%. The 2011 Note matured on February 1, 2012.

The 2011 Note was originally secured by a pledge of 100% of the issued and outstanding shares of common stock of Elk owned by the Company and was subsequently amended to include all personal property and other assets of the Company other than the common stock and all other equity interests of Elk as provided in the Amended and Restated Pledge Agreement, dated May 5, 2011, between the Company and the Lender (the “Pledge Agreement”). In order to facilitate certain covenants under the 2011 Note relating to the Company’s 2009/2010 Notes, on January 19, 2011, the Company entered into an Amendment to Promissory Note with each holder of the 2009/2010 Notes (see above).

In connection with the Stock Purchase Agreement, on April 12, 2011, the Company also entered into an amendment to the 2011 Note (the “Note Amendment”), which amended a provision of the 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provides that the Company shall not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the 2011 Note remain in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $43,183 and $87,903, respectively, in the three months and six months ended December 31, 2011, without giving effect to any default interest as discussed below.

On January 19, 2012 (the “Notice Date”), the Lender delivered written notice (the “Notice”) to the Company that an event of default under the 2011 Note had occurred and was continuing. Pursuant to the Notice, the Lender declared all outstanding principal, interest (including default interest), fees and other amounts owed by the Company under the 2011 Note to be immediately due and payable. Based on the occurrence of an event of default under the 2011 Note, the Lender also declared an event of default under the Pledge Agreement. The event of default specified in the Notice relates to the Company’s failure as of June 30, 2011 to maintain a minimum consolidated net asset value equal to at least $4,000,000, in violation of a covenant contained in the 2011 Note.

As of the Notice Date, the Company’s outstanding indebtedness under the 2011 Note included $1,424,000 million of principal and approximately $36,000 of accrued and unpaid interest, including default interest, or approximately $1,460,000 in the aggregate (the “Indebtedness”). In addition to payment of the Indebtedness, the Lender is seeking reimbursement of costs and expenses related to the execution, delivery, performance, administration and enforcement of the 2011 Note and Pledge Agreement in an unspecified amount, which the Lender estimated to be approximately $100,000. Default interest is currently accruing on the Indebtedness at the rate of 14% per annum and will continue to accrue until the Company’s obligations under the 2011 Note are discharged or released.

5.      Dividends to Stockholders

The following table sets forth the dividends declared and/or accrued  by the Company on its Common Stock and Preferred Stock for the six months ended December 31, 2011, and 2010:

	For the six months ended December 31, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2011 - September 30, 2011)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2011 – December 31, 2011)	0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Declared	$0.56250	$168,750

	For the six months ended December 31, 2010
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2010 - September 30, 2010)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2010 - December 31, 2010)	$0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Declared	$0.56250	$168,750

The Company did not declare or pay any dividends on its Common stock during the six months ended December 31, 2011 and 2010.

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

Debt

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of December 31, 2011 and June 30, 2011 were approximately $21,227,000 and $22,188,000 respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

The carrying value of the notes payable is a reasonable estimate of the fair value based on prevailing market rates.

Other

The carrying value of cash and cash equivalents, accrued interest receivable and payable, and other receivables and payables approximates fair value due to the relative short maturities of these financial instruments.

7.   Stock Purchase Agreement

As previously disclosed in the Company’s Form 8-K filed April 14, 2011 and in its Definitive Proxy Statement on Schedule 14A filed May 23, 2011 and amended on June 17 2011, on April 12, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Renova US Holdings Ltd. (“Renova”). Subject to the terms and conditions set forth in the Purchase Agreement, the Company agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of Common Stock of the Company at a price per share equal to the greater of $1.80 and the then-prevailing per share net asset value of the Company at the time of issuance (as determined in accordance with the terms of the Purchase Agreement) (the "Applicable Per Share Purchase Price"), at an initial closing to be held no later than November 30, 2011, following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upon the timing of such purchases) at the Applicable Per Share Purchase Price at subsequent closings to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the initial closing and the second anniversary of the initial closing, based upon the terms and conditions set forth in the Purchase Agreement.

In connection with the transactions contemplated by the Purchase Agreement the parties agreed, among other things, that: (1) the Company’s Board of Directors would be reconstituted at the Initial Closing by increasing the size of the Board of Directors to eleven and appointing six individuals identified by Renova (as set forth in the Purchase Agreement) to serve as members of the Board of Directors; and (2) the Company's Advisory Agreement with Velocity would be terminated and the Company would enter into an investment advisory agreement with Ameritrans Capital Management LLC, an affiliate of Renova, in each case, effective as of the Initial Closing.

Requisite stockholder approval of the transactions contemplated by the Purchase Agreement was obtained at a special meeting of stockholders held on June 24, 2011. Consummation of the Initial Closing was subject to certain additional customary closing conditions, as well as the approval of the SBA of the indirect change of ownership and control of the Company’s wholly-owned subsidiary, Elk, which is a SBA licensee.

On September 19, 2011, the Company received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA has informed the Company that the proposed transaction, as currently structured, would not satisfy applicable SBA management-ownership diversity requirements. While the Company believed that the transaction satisfied SBA diversity requirements, the SBA did not concur with that view.

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement, although the Company continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised the Company that Renova was ceasing its efforts to pursue a transaction with the Company and Elk. As a result, the Company and Renova are no longer engaging in discussions regarding a potential financing transaction.

The Company is actively pursuing an alternative transaction and alternative sources of financing. There is no assurance that any alternative sources of financing will be available or what the terms of any alternative transaction would be.

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

9.      Stock Option Plans

The following tables summarize information, as of December 31, 2011, about the outstanding stock options under the Company’s employee stock option plan and non-employee director stock option plan, both of which expired on May 21, 2009:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2011	289,000	$3.51
Granted	-	-
Canceled	-	-
Expired	(39,433)	4.55
Exercised	-	-
Options outstanding at December 31, 2011	249,567	$3.35

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	1.39 years	$3.60
$5.28	60,000	1.91 years	$5.28
$4.50	20,000	.78 years	$4.50
$4.93	10,141	.35 years	$4.93
$2.36	120,000	1.78 years	$2.36
$1.78	25,538	2.35 years	$1.78
$ 1.78-$ 5.28	249,567	1.71 years	$3.35

10.      Financial Highlights

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	Year Ended June 30, 2011
Net share data
Net asset (liability) value at the beginning of the period	$(0.40)	$1.40	$1.40
Net investment loss	(0.63)	(0.46)	(1.53)
Net realized and unrealized gains (losses) on investments	(0.29)	0.04	(0.17)
Net decrease in net assets from operations	(0.92)	(0.42)	(1.70)
Distributions to stockholders (4)	(0.05)	(0.05)	(.10)
Total decrease in net asset value	(0.97)	(0.47)	(1.80)
Net asset (liability) value at the end of the period	$(1.37)	$0.93	$(0.40)
Per share market value at beginning of period	$1.17	$1.32	$1.32
Per share market value at end of period	$0.12	$0.97	$1.17
Total return (1)	(89.7)%	(27.0)%	(11.4%)
Ratios/supplemental data
Average net assets (2) (in 000’s)	$(3,000)	$3,973	$1,706
Total expense ratio (3)	(206.1%)	133.0%	431.8%
Net investment loss to average net assets (5)	(142.4%)	(79.0%)	(306.2%)

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

(5)

 Annualized for interim periods.

11.      Other Matters

On September 20, 2011, the Company received a letter (the “Minimum Bid Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock had been below $1.00 per share for the 30 consecutive business days preceding the Minimum Bid Notice, the Company no longer complies with the continued listing requirements under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq Marketplace Rule 5550(a)(2) requires securities listed on the Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Requirement”). The Minimum Bid Notice will not immediately result in the delisting of the Company’s common stock. Nasdaq Marketplace Rule 5810(c)(3)(A) provides the Company with 180 calendar days from the date of the Minimum Bid Notice (the “Initial Grace Period”) to regain compliance with the Minimum Bid Requirement.  To regain compliance, the closing bid price for the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days.  In the event the Company does not regain compliance with the Minimum Bid Requirement during the Initial Grace Period, the Company may be eligible for an additional 180 day period to regain compliance with the Minimum Bid Requirement.

On October 3, 2011, the Company received a letter (the “Stockholders’ Equity Notice”) from Nasdaq notifying the Company that the Company does not satisfy the minimum stockholders’ equity requirement (or alternative standards) for continued listing under Nasdaq Marketplace Rule 5550(b) (the “Minimum Stockholders’ Equity Requirement”), based on its stockholders’ equity as of June 30, 2011. Nasdaq Marketplace Rule 5550(b)(1) requires listed companies to maintain a minimum of $2.5 million of stockholders' equity or satisfy alternative standards of market value of listed securities or net income from continuing operations.  As reported in the Company’s Form 10-K for the year ended June 30, 2011, stockholders’ equity as of June 30, 2011 was $2,236,093.  The Stockholders’ Equity Notice also indicated that the Company does not satisfy the alternative criteria for continued listing under Rule 5550(b).

On February 1, 2012, the Company received a letter from Nasdaq notifying the Company of the Nasdaq staff’s determination that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement, and did not satisfy certain conditions necessary for an extension of the time period in which the Company may demonstrate its compliance with such requirement.  Under Nasdaq rules, the suspension of trading and delisting of the Company’s securities (which would otherwise have taken effect on February 10, 2012) was stayed based on the Company’s request for a hearing with a Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq staff’s determination described above. On February 9, 2012, Nasdaq advised the Company that the Panel will hold a hearing on March 15, 2012 to consider the Company’s appeal. The Company’s common stock will continue to trade on The Nasdaq Capital Market while such appeal is pending.  There can be no assurance, however, that the Panel will grant the Company’s appeal for continued listing or that the Company’s securities will not be delisted following such appeal.

On November 8, 2011, Company received a letter (the “Common MVPHS Notice”) from Nasdaq notifying the Company that it does not satisfy the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing of its common stock under Nasdaq Marketplace Rule 5550(a)(5), based on the Company’s MVPHS during the period from September 26, 2011 through November 7, 2011.  Nasdaq Marketplace Rule 5550(a)(5) requires listed companies to maintain a minimum MVPHS of $1,000,000. The Common MVPHS Notice will not immediately result in the delisting of the Company’s common stock. Under Nasdaq rules, the Company has 180 calendar days (or until May 7, 2012) (the “Compliance Period”) to regain compliance with the MVPHS requirement.  If at any time during the Compliance Period, the Company’s common stock MVPHS closes at $1,000,000 or more for a minimum of ten consecutive business days, the Company will have regained compliance with the MVPHS requirement.  If the Company does not regain compliance during the Compliance Period, Nasdaq will notify the Company that its common stock is subject to delisting.

On January 24, 2012, Company received a letter (the “Preferred MVPHS Notice”) from Nasdaq notifying the Company that it does not satisfy MVPHS requirement for continued listing of its preferred stock under Nasdaq Market place Rule 5550(a)(5), based on the Company’s preferred stock MVPHS during the period from December 7, 2011 through January 20, 2012.  The Preferred MVPHS Notice will not immediately result in the delisting of the Company’s preferred stock. Under Nasdaq rules, the Company has 180 calendar days (or until July 23, 2012) (the “Preferred Compliance Period”) to regain compliance with the MVPHS requirement.  If at any time during the Preferred Compliance Period, the Company’s preferred stock MVPHS closes at $1,000,000 or more for a minimum of ten consecutive business days, the Company will have regained compliance with the MVPHS requirement.  If the Company does not regain compliance during the Preferred Compliance Period, Nasdaq will notify the Company that its preferred stock is subject to delisting.

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

13.     Subsequent Events

Except for the matters discussed in Note 11, Other Matters and subsequent events described in Note 4, Notes Payable, and Note 7, Stock Purchase Agreement, the Company is aware of no significant subsequent events.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Commission by the Company on September 28, 2011 and which is available on the Company’s web site at www.ameritranscapital.com.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. Most of Elk’s business historically consisted of originating and servicing loans collateralized by taxi medallions and loans to and investments in other diversified businesses.  Since completing the sale of the medallion portfolio, most of our net interest income has been generated from our Corporate and Commercial loans. Our earnings are derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of subordinated debentures issued to the SBA and other loans). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized appreciation or depreciation on loans and investments is recorded when we adjust the value of a loan to reflect management’s estimate of the fair value, as approved by the Board of Directors.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Total Investment Income

Our investment income for the three months ended December 31, 2011, decreased $156,760, or 27%, to $424,771, as compared to investment income of $581,531 for the three months ended December 31, 2010.  The decrease in investment income between the periods can be attributed primarily to an overall decrease in the size of our investment portfolio, which decreased, based on fair value, approximately 23% at December 31, 2011 as compared with December 31, 2010.

Corporate Loans outstanding as of December 31, 2011 decreased by $6,043,283, or 33%, to $12,545,564, as compared with $18,588,847 outstanding at December 31, 2010. This decrease in Corporate Loans outstanding was due to payoffs of approximately $8,000,000 in principal; and the aggregate decrease of fair value of certain Corporate Loans of approximately $1,600,000, as partially offset by two new loans of approximately $3,000,000 in principal and capitalized interest and loan discount amortization aggregating approximately $550,000. For the three months ended December 31, 2011, interest income on Corporate Loans decreased approximately $180,000 to approximately $360,000 from $540,000 in the comparable quarter in the prior fiscal year. The interest earned on Corporate Loans decreased in the second quarter of fiscal 2011, as compared with the comparable quarter in the prior year, primarily due to the decrease in the size of the portfolio.

Commercial Loans as of December 31, 2011 decreased by $1,386,882, or 21%, to $5,359,833, as compared with $6,746,715 at December 31, 2010. The decrease in Commercial Loans was due, primarily, to loan amortization and paid off loans of approximately $1,331,000 and a decrease in fair value of approximately $58,000. For the three months ended December 31, 2011, interest income on Commercial Loans had a net increase of approximately $24,000 as a result of a one-time interest recovery of approximately $43,000. This was partially offset by a decrease in regular interest income of approximately $19,000; from $52,000 in the prior year’s second quarter to approximately $33,000 in the current fiscal year’s comparable quarter. This decrease was attributable to paid off loans.

Life Settlement Contracts outstanding increased by $867,600 as of December 31, 2011, or 44%, to $2,830,400, from $1,962,800 at December 31, 2010, primarily as a result of additional premium payments during the period, as partially offset by the elimination of the cost of one policy upon the death of the insured. The fair value as of December 31, 2011, represents our estimate of the policies’ fair value based upon various factors, including a discounted cash flow analysis of anticipated life expectancies, future premium payments, current market conditions and anticipated death benefits related to the four life insurance policies which have an aggregate face value of $17,250,000.

Operating Expenses

Interest expense for the three months ended December 31, 2011 increased $66,830, or 21%, to $392,270, as compared to $325,440 for the three months ended December 31, 2010.  This was due to an increase in outstanding loans with the addition of a $1,500,000 Senior Secured Note in January 2011 (see Notes 4 and 7 to our consolidated financial statements) and a related increase in interest rates for previously issued notes payable.

Salaries and employee benefits for the three months ended December 31, 2011 decreased $79,905 to $287,304, or approximately 22%, when compared with $367,209 for the three months ended December 31, 2010.  This decrease was due to a reduction in officers’ salaries as a result of officer terminations.

Occupancy costs for the three months ended December 31, 2011 remained consistent at $43,297 when compared with $42,630 for the three months ended December 31, 2010.

Legal fees increased $85,927, or 50%, to $258,994 in the second quarter of fiscal 2012 from $173,067 in the corresponding quarter in fiscal 2011 due, primarily, to legal work in connection with our capital raising efforts, most significantly, the work relating to the transactions contemplated by the Stock Purchase Agreement (the “Purchase Agreement”), dated April 12, 2011, between us and Renova US Holdings Ltd. (“Renova”) and the $1.5 million Senior Secured Note, and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees increased $15,757 or 9% to $193,433 in the second quarter of fiscal 2012 from $177,676 in the corresponding quarter in the prior fiscal year. Such increase was attributable to a $1,891 increase in general accounting and other compliance fees; a $6,353 increase in financial management personnel, primarily related to our Chief Financial Officer’s activities in connection with the Purchase Agreement and related SBA matters and a $7,514 increase in audit fees.

Director fees for the three months ended December 31, 2011 increased $36,311, or 254%, to $50,572 when compared to $14,261 for the three months ended December 31, 2010. Such increase resulted from more director meetings during the second quarter of fiscal 2012 than in the comparable quarter of fiscal 2011 that were attributable, primarily, to increased discussions in connection with the Purchase Agreement and related SBA issues.

Advisory Fees decreased $25,063 to $46,611, or 35%, when compared with $71,674 for the three months ended December 31, 2010. This was due to a decrease in the size of the Corporate Loan portfolio. It is anticipated that the Advisor will earn no performance fees for the fiscal year ending June 30, 2012.

Miscellaneous administrative expenses decreased $58,917, or 28%, to $148,011 for the three months ended December 31, 2011 when compared with $206,928 for the three months ended December 31, 2010.  This decrease was primarily due to an approximate $35,000 decrease in foreclosure expense, a decrease in SBA audit and compliance fees of approximately $7,700 and a decrease in other sundry expenses of approximately $29,000, as partially offset by an increase in annual report fees of approximately $12,000.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $1,669,544, for the three months ended December 31, 2011 as compared to $843,645 for the three months ended December 31, 2010.  This downward performance of approximately $826,000 in operations in the 2011 three-month period was, primarily, attributable to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $26.9 million in the second quarter of fiscal 2011 to an average of approximately $22.3 million in the second quarter of fiscal 2012, resulting in a decrease of investment income of approximately $156,000; (ii) an increase in unrealized loss to approximately $690,000 for the three months ended December 31, 2011 as compared with an unrealized loss of approximately $83,000 for the three months ended December 31, 2010; (iii) a decrease in realized gains of approximately $20,000, from $37,000 for the three months ended December 31, 2010 to $17,000 in the comparable current period and (iv) an overall increase of expenses aggregating approximately $40,000.

Dividends for Participating Preferred Stock, accrued, but not declared, were $84,375 in the three months ended December 31, 2011and 2010.

Results of Operations for the Six Months Ended December 31, 2011 and 2010

Total Investment Income

The Company’s investment income for the six months ended December 31, 2011 decreased $125,508, or 12%, to $956,401, as compared with $1,081,909 for the six months ended December 31, 2010.  The decrease in investment income between the periods can be attributed primarily to the decrease in the size of our Corporate Loan portfolio. For changes in outstanding balances of Commercial Loans, Corporate Loans and Life Settlement Contracts see the discussion, above, under “Results of Operations for The Three Months Ended December 31, 2011 and December 31, 2010.”

Operating Expenses

Interest expense for the six months ended December 31, 2011 increased $140,042, or 21%, to $793,074, as compared with $653,032 for the six months ended December 31, 2010.  This was due to an increase in outstanding loans with the addition of a $1,500,000 Senior Secured Note in January 2011 and a related increase in interest rates for previously issued notes payable.

Salaries and employee benefits for the six months ended December 31, 2011 decreased $17,642 to $714,085, or approximately 2%, when compared to $731,727 for the six months ended December 31, 2010.  This decrease reflects, primarily, the effects of the terminations of several officers.

Occupancy costs for the six months ended December 31, 2011 remained consistent at $86,593 when compared with $86,415 for the same period in 2010.

Legal fees increased $260,781, or 96%, to $532,790 in the first half of fiscal 2012 from $272,009 in the corresponding period in fiscal 2011 due, primarily, to legal work in connection with our capital raising efforts, most significantly, the work relating to the transactions contemplated by the Purchase Agreement with Renova and the $1.5 million Senior Secured Note, and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees increased $77,349 or 22% to $422,372 in the first half of fiscal 2012 from $345,023 in the corresponding period in the prior fiscal year. Such increase was attributable to a $17,423 increase in general accounting and other compliance fees; a $41,833 increase in financial management personnel, primarily related to our Chief Financial Officer, who was engaged in September 2010 and a $18,093 increase in audit fees.

Director fees for the six months ended December 31, 2011 increased $28,684, or 48%, to $88,103 when compared to $59,419 for the six months ended December 31, 2010. Such increase resulted from more director meetings during the first six months of fiscal 2012 than in the comparable period of fiscal 2011 that were attributable, primarily, to increased discussions in connection with the Purchase Agreement and related SBA issues.

Advisory Fees decreased approximately $28,443 or 23%, to $92,695 in the six months ended December 31, 2011 when compared with $121,138 for the six months ended December 31, 2010.  This was due to a decrease in the size of the Corporate Loan portfolio.

Miscellaneous administrative expenses remained consistent with $362,453 for the six months ended December 31, 2011 when compared with $373,661 for the six months ended December 31, 2010.

Decrease in Net Assets from Resulting from Operations and Net Unrealized/Realized Gains (Losses)

The decrease in net assets resulting from operations declined $1,666,883, or 116% to $3,105,075 for the six months ended December 31, 2011 from $1,438,192 for the six months ended December 31, 2010.  This change in net assets from operations between periods was attributable primarily to a net increase in investment loss of approximately $575,000 (primarily attributable to a decrease in interest income of approximately $126,000, resulting from the smaller investment portfolio), an increase in expenses of approximately $450,000, a change from unrealized appreciation on investments in the 2010 period to unrealized depreciation on investments in 2011 aggregating approximately $1,567,000, as partially offset by an increase in realized gain of approximately $475,000.

Dividends on Participating Preferred Stock, accrued, but not declared, were $168,750 for the six months ended December 31, 2011 and 2010.

Financial Condition at December 31, 2011 and June 30, 2011

Assets and Liabilities

Total assets decreased $3,905,136 to $26,216,998 at December 31, 2011, as compared with total assets of $30,122,134 at June 30, 2011. This net decrease was primarily due to a decrease in cash of approximately $1,740,000 plus a net decrease in the loan portfolio of $2,200,000; less a net increase in other assets aggregating approximately $40,000.

Total liabilities had a decrease of approximately $631,000 between periods with a total of approximately $27,255,000 at December 31, 2011 as compared with $27,886,000 at June 30, 2011. This decrease was substantially attributable to a decrease of approximately $725,000 in accrued expenses and a decrease of approximately $75,000 in notes payable, being partially offset by an increase of approximately $169,000 in preferred dividends payable.

Liquidity and Capital Resources

We have funded our operations through private and public placements of our securities, bank financing, the issuance to the SBA of our subordinated debentures, other borrowings and internally generated funds.

At December 31, 2011, approximately 78% of our indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%. At December 31, 2011, approximately 16% of our indebtedness was represented by certain notes payable which were issued in December, 2010 and March, 2010, and bear an interest rate of 12%.

We invested in life settlement contracts which require us to continue premium payments to keep the policies in force through each insured’s life expectancy or until such time the policies are sold.  We may sell the policies at any time, at our sole discretion. However, if we choose to keep the policies, as of and after December 31, 2011, aggregate premium payments due through the life expectancy of the insureds are approximately $3,034,000 through June 30, 2015 and approximately $2,085,000 thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

We will distribute at least 90% of our investment company taxable income, if any, and, accordingly, will continue to rely upon external sources of funds to finance growth. No dividends on our common stock have been paid in each of the fiscal years ended June 30, 2011 and 2010 or during the six months ended December 31, 2011, inasmuch as we had no taxable investment income during such periods. Accordingly, we have maintained our status as a RIC.

On April 12, 2011, we entered into an agreement with Renova.  As of November 16, 2011, we and Renova terminated the Purchase Agreement and, on January 19, 2012, Renova advised us that Renova was ceasing its efforts to pursue a transaction with us. As a result, we and Renova are no longer engaging in discussions regarding a potential financing transaction.

We are actively pursuing an alternative transaction and alternative sources of financing. There is no assurance that any alternative sources of financing will be available to us or what the terms of any alternative transaction would be.

We have incurred operating losses and negative operating cash flow and future losses are anticipated. Our plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand our business and/or satisfy the capital requirements of the SBA. These factors raise doubt about our ability to continue as a going concern. Realization of assets is dependent upon our continued operations, which in turn is dependent upon management’s plans to meet our financing requirements and the success of our future operations. Our ability to continue as a going concern is dependent on securing additional financing and on improving our profitability and cash flow. While we believe in the viability of our strategy to obtain financing and increase profitability and in our ability to execute that strategy and believe that the actions presently being taken by us provide the opportunity for us to continue as a going concern, there can be no assurances to that effect.

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

We value our investment portfolio at fair value as determined in good faith by our Board of Directors in accordance with the our valuation policy.  Unlike certain lending institutions, we are not permitted to establish reserves for loan losses.  Instead, we must value each individual investment and portfolio loan on a quarterly basis.  We record unrealized depreciation on investments and loans when we believe that an asset has been impaired and full collection is unlikely.  Without a readily ascertainable market value, the estimated value of our portfolio of investments may differ significantly from the values that would be placed on the investment portfolio if there existed a ready market for the investments.  We adjust the valuation of the portfolio quarterly to reflect the Board of Directors’ estimate of the current fair value of each component of the portfolio.  Any changes in estimated fair value are recorded in our statement of operations as net unrealized appreciation or depreciation on investments.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at December 31, 2011, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $68,638 at December 31, 2011. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at December 31, 2011, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended  December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to continue as a going concern and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include but are not limited to statements as to:

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

Item 1. Legal Proceedings

We are not currently a party to any material legal proceeding. From time to time, we are engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of our management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”), describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.  The risks described in our Annual Report on Form 10-K are not the only risks facing us; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There were no material changes during the six months ended December 31, 2011 to the risk factors set for in the 2011 Annual Report, except for the addition of the following risks:

There is doubt about our ability to continue as a going concern.

We have incurred operating losses and negative operating cash flow and future losses are anticipated.  We will need to expend additional capital in light of the maturity of the 2011 Note and the May 2012 maturity of the 2009/2010 Notes.  Management has determined that significant additional sources of capital will likely be required for us to continue operating through the end of our current fiscal year and beyond and we are actively pursuing financing and alternative transactions to strengthen our capitalization. Our plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand our business and/or satisfy the capital requirements of the SBA. In addition, restrictions imposed by the SBA may limit our ability to attract potential investors and/or consummate a financing or other transaction.  These factors raise doubt about our ability to continue as a going concern.  Realization of assets is dependent upon our continued operations, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. Our ability to continue as a going concern is dependent on securing additional financing and on improving our profitability and cash flow. There can be no assurance that we will be able to obtain financing or improve profitability and cash flow or that doing so will enable us to continue as a going concern.

We are not in compliance with Nasdaq Capital Market rules regarding the minimum shareholders’ equity, minimum bid and minimum market value of publicly held shares requirements and are at risk of being delisted from the Nasdaq Capital Market.

On September 20, 2011, we received a letter (the “September Nasdaq Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying us that, because the closing bid price for our common stock has been below $1.00 per share for the 30 consecutive business days preceding the September Nasdaq Notice, we no longer comply with the continued listing requirements under Nasdaq Marketplace Rule 5550(a)(2).  Nasdaq Marketplace Rule 5550(a)(2) requires securities listed on the Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Requirement”).  On October 3, 2011, we received a letter (the “October Nasdaq Notice”) from Nasdaq notifying us that we do not satisfy the minimum stockholders’ equity requirement (or alternative standards) for continued listing under Nasdaq Marketplace Rule 5550(b), based on our stockholders’ equity as of June 30, 2011.  Nasdaq Marketplace Rule 5550(b)(1) requires listed companies to maintain a minimum of $2.5 million of stockholders' equity (the “Minimum Stockholders Equity Requirement”) or satisfy alternative standards of market value of listed securities or net income from continuing operations.  Stockholders’ equity as of September 30, 2011 was $716,188.   In addition, on November 8, 2011 and January 24, 2012, we received letters (the “MVPHS Notices”) from Nasdaq notifying us that we do not satisfy the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing of our common and preferred stock under Nasdaq Marketplace Rule 5550(a)(5), based on our MVPHS during the period from September 26, 2011 through November 7, 2011, in the case of our common stock and December 7, 2011 through January 20, 2012, in the case of our preferred stock.  Nasdaq Marketplace Rule 5550(a)(5) requires listed companies to maintain a minimum MVPHS of $1,000,000.    None of the September Nasdaq Notice, October Nasdaq Notice or the MVPHS Notices will immediately result in the delisting of our common stock or preferred stock.  Applicable Nasdaq rules provide for grace periods during which we may regain compliance with the listing standards noted above. (See Note 11 to the consolidated financial statements.).   No assurance can be given, however, that we will be able to regain compliance during such grace periods.

In addition, on February 1, 2012, we received a letter from Nasdaq notifying us of the Nasdaq staff’s determination that we had not regained compliance with the Minimum Stockholders’ Equity Requirement and did not satisfy certain conditions necessary for an extension of the time period in which we may demonstrate our compliance with such requirement.  Under Nasdaq rules, the suspension of trading and delisting of our securities (which would otherwise have taken effect on February 10, 2012) was stayed based on our request for a hearing with a Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq staff’s determination described above. On February 9, 2012, Nasdaq advised us that the Panel will hold a hearing on March 15, 2012 to consider our appeal. Our common stock will continue to trade on The Nasdaq Capital Market while such appeal is pending.  There can be no assurance, however, that the Panel will grant our appeal for continued listing or that our securities will not be delisted following such appeal.

If our common stock and/or preferred stock is (are) delisted from the Nasdaq Capital Market, such securities may be traded over-the-counter on the OTC Bulletin Board or in the "pink sheets."   These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the Nasdaq Capital Market.   Accordingly, delisting of our common stock and/or preferred stock from the Nasdaq Capital Market could significantly negatively affect the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all.   In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

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

Our current relationship with the SBA could be terminated and we may not be able to obtain additional financing.

At December 31, 2011, we had outstanding debentures payable to the SBA aggregating $21.175 million. As an SBIC we must comply with the rules and regulations of the SBA. However, since 2010 Elk is not in compliance with certain SBA regulations, because of its capital impairment, and may not be eligible for additional financing from the SBA.  In addition, as a result of our capital impairment, the SBA may declare our loans immediately due and payable or terminate our access to SBA financing until the capital impairment is cured.

If we fail to pay dividends on our Preferred Stock in an amount equal to two years of dividends, the holders of our Preferred Stock will be entitled to elect a majority of our directors.

The terms of the Preferred stock provide for quarterly dividends in the amount of $0.28125 per outstanding share of Preferred Stock. We have not declared or paid dividends on the Preferred Stock for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011. In addition, the Senior Secured Note that we entered into with Ameritrans Holdings prohibits us from declaring or paying any dividends while those agreements remain in effect.  In accordance with the terms of the Preferred Stock, if dividends on the Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Preferred Stock will be entitled to elect a majority of our Board of Directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

See our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012.

We have not declared or paid dividends on our 9-3/8% Cumulative Participating Redeemable Preferred Stock; $.01 par value, ($12.00 face value) for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011.  Accordingly, as of the date of this report, an aggregate of $506,250 of dividends on such preferred stock have accrued, but have not been declared or paid.

Item 4. Mine Safety Disclosures.

None.

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

AMERITRANS CAPITAL CORPORATION

Dated: February 14, 2012

By: /s/ Michael Feinsod

Michael Feinsod

Chief Executive Officer and President