Form 10-Q
period 2012-03-31
AMERITRANS CAPITAL CORP
filed 2012-05-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended March 31, 2012

or

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

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of May 10,  2012 was 3,395,583. The number of shares of registrant’s 9 ⅜ cumulative participating redeemable preferred stock outstanding as of May 10, 2012 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012	June 30, 2011
	(unaudited)
Assets
Investments at fair value (cost of $22,044,293 and $27,828,620, respectively):
Non-controlled/non-affiliated investments	$16,386,204	$23,565,240
Non-controlled affiliated investments	3,753	4,761
Controlled affiliated investments	337,588	351,734

Total investments at fair value	16,727,545	23,921,735

Cash	2,269,319	4,151,616
Accrued interest receivable	389,863	412,647
Assets acquired in satisfaction of loans	1,075,547	1,075,547
Furniture and equipment, net	46,738	52,075
Deferred loan costs, net	278,172	331,310
Prepaid expenses and other assets	290,246	177,204

Total assets	$21,077,430	$30,122,134

Liabilities and Net Assets
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Notes payable	-	4,500,000
Accrued expenses and other liabilities	732,908	1,505,969
Accrued interest payable	599,310	367,572
Dividends payable	590,625	337,500

Total liabilities	23,097,843	27,886,041

Commitments and Contingencies (Notes 2, 3, 4, 7 and 8)

Net Assets:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares designated; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(21,564,550)	(18,717,907)
Net unrealized depreciation on investments	(5,316,748)	(3,906,885)
Total	(1,950,413)	2,306,093
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets (liabilities)	(2,020,413)	2,236,093

Total liabilities and net assets	$21,077,430	$30,122,134

Net liability value per common share	$(1.65)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31, 2012 2011	March 31, 2011 2010	March 31, 2012 2011	March 31, 2011 2010
Investment income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$399,385	$607,638	$1,333,661	$1,652,631
Controlled affiliated investments	6,716	10,573	20,593	32,373
	406,101	618,211	1,354,254	1,685,004
Fees and other income	68	5,989	8,316	21,104
Total investment income	406,169	624,200	1,362,570	1,706,108
Expenses:
Interest	232,146	401,890	1,025,219	1,054,923
Salaries and employee benefits	284,876	466,412	998,960	1,198,139
Occupancy costs	43,297	42,630	129,890	129,045
Legal fees	495,555	797,502	1,028,346	1,069,512
Accounting and compliance fees	165,291	195,403	587,663	540,426
Directors fees and expenses	51,665	157,951	139,768	217,370
Advisory Fee	9,289	65,745	101,984	186,883
Other administrative expenses	170,703	157,460	533,157	531,117
Total expenses	1,452,822	2,284,993	4,544,987	4,927,415
Net investment loss, before gain on extinguishment of debt	(1,046,653)	(1,660,793)	(3,182,417)	(3,221,307)
Gain on extinguishment of debt	353,620	-	353,620	-
Net investment loss	(693,033)	(1,660,793)	(2,828,797)	(3,221,307)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(44,877)	72,334	235,279	(123,000)
	(44,877)	72,334	235,279	(123,000)
Net unrealized depreciation on investments	(160,397)	(839,663)	(1,409,863)	(522,006)
Net realized/unrealized gain (losses) on investments	(205,274)	(767,329)	(1,174,584)	(645,006)
Net decrease in net assets from operations	(898,307)	(2,428,122)	(4,003,381)	(3,866,313)
Distributions to preferred shareholders	(84,375)	(84,375)	(253,125)	(253,125)
Net decrease in net assets from operations available to common shareholders	$(982,682)	$(2,512,497)	$(4,256,506)	$(4,119,438)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.29)	$(0.74)	$(1.25)	$(1.21)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the nine months ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(2,828,797)	$(3,221,307)
Net realized gain (loss) from investments	235,279	(123,000)
Unrealized depreciation on investments	(1,409,863)	(522,006)

Net decrease in net assets resulting from operations	(4,003,381)	(3,866,313)

Shareholder distributions:
Distributions to preferred shareholders	(253,125)	(253,125)

Net decrease in net assets resulting from shareholder distributions	(253,125)	(253,125)

Total decrease in net assets	(4,256,506)	(4,119,438)

Net assets (liabilities):
Beginning of period	2,236,093	8,376,169

End of period	$(2,020,413)	$4,256,731

Net assets per preferred	$3,600,000	$3,600,000

Net assets (liabilities) per common	$(5,620,413)	$656,731

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(4,003,381)	$(3,866,313)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	60,365	59,483
Net realized (gains) losses on investments	(235,279)	123,000
Net unrealized depreciation on investments	1,409,863	522,006
Portfolio investments	(3,544,205)	(12,775,136)
Proceeds from principal receipts, sales, maturity of investments	9,563,811	12,506,229
Transfer out of portfolio to assets acquired in satisfaction of loans	-	(1,047,222)
Changes in operating assets and liabilities:
Accrued interest receivable	22,784	(60,824)
Prepaid expenses and other assets	(113,042)	75,961
Accrued expenses and other liabilities	(773,061)	268,668
Accrued interest payable	231,738	(214,774)
Total adjustments	6,622,974	(542,609)
Net cash provided by (used in) operating activities	2,619,593	(4,408,922)
Cash flows from investing activities:
Purchases of furniture and equipment	(1,890)	(20,521)
Net cash used in investing activities	(1,890)	(20,521)
Cash flows from financing activities:
Repayment of note payable, banks	-	(370,000)
Proceeds from (repayments of) notes payable, other	(4,500,000)	1,500,000
Dividends paid on preferred stock	-	(84,375)
Net cash (used in) provided by financing activities	(4,500,000)	1,045,625
Net decrease in cash and cash equivalents	(1,882,297)	(3,383,818)
Cash and cash equivalents:
Beginning of period	4,151,616	7,362,491
End of period	$2,269,319	$3,978,673

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$793,481	$1,269,697
Supplemental disclosure of non cash investing and financing activities:
Accrued dividends on preferred stock	$253,125	$253,125

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of March 31, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (260.67%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.00%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,772,408	1,772,408	1,772,408
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	185,068	185,068	185,068
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	18,933
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	221,327	221,327	221,327
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.50%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		115,345	115,345	94,291
	Total Commercial Loans		5,884,274	5,266,648
Corporate Loans Receivable (374.84%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	518,470
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all of which is PIK , due 7/13	2,608,682	2,566,444	1,499,992
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 8/15	1,259,899	1,237,540	1,160,745
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.00%, due 1/15	787,098	776,175	735,071
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.75%, of which 3.75% is PIK, due 6/15	1,055,412	1,048,745	1,048,745

(continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of March 31, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,597,875	1,597,875	1,597,875
Sterling Infosystems, Inc. Information Data Systems	Term Loan, First Lien 7.25%, due 3/18	1,000,000	980,314	1,012,500
	Total Corporate Loans		10,563,775	7,573,398
	Total loans receivable		16,448,049	12,840,046
Life Insurance Settlement Contracts (138.59%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		4,243,617	2,800,000
Equity Investments (53.83%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	-
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	2,377
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	3,753
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	1,050,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	11,158
	Total equity investments		1,352,627	1,087,499
	Total investments		$22,044,293	$16,727,545

(1)   As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank were released in connection with the expiration of the credit line. All investments, other than investments held through Elk Associates Funding Corporation, were pledged as collateral for a Senior Secured Note, but were released as such notes were paid off in March 2012 (see Note 4 to the consolidated financial statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of March 31, 2012, we own 5% or more of the portfolio company’s outstanding voting securities.

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

(continued)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.5%, due 3/17	1,500,000	1,485,635	1,500,000
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.50%, due 6/15	1,035,751	1,015,960	1,043,519
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	910,067	894,298	910,067
Centerplate Inc. Stadium Concessions Provider	Term Loan, First Lien 10.5%, due 09/16	992,500	967,150	997,463
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,538,367	1,538,367	1,538,367
Affinity Group Inc. Direct marketing organization-focus RV’s	Term Loan, First Lien 11.50%, due 12/16	1,250,000	1,226,456	1,312,500
Miramax Film NY, LLC Film Library	Term Loan, First Lien 7.75%, due 06/16	892,308	874,126	928,000
	Total Corporate Loans		16,023,064	14,281,285
	Total loans receivable		22,768,861	20,526,100
Life Insurance Settlement Contracts (107.74%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		3,681,632	2,408,000
Equity Investments (44.19%) (4)
MBS Serrano, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,600	8,487
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,015
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	4,761
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	936,337
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,974
EraGen Biosciences Analytic Compounds	17,000 shares of Common Stock		25,500	850
	Total equity investments		1,378,127	987,635
	Total investments		$27,828,620	$23,921,735

(1)   As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank were released in connection with the expiration of a credit line. All investments, other than investments held through Elk Associates Funding Corporation, were pledged as collateral for a Senior Secured Note, but were released as such notes were paid off in March 2012 (see Note 4 to the consolidated financial statements).

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information at and for the three months and nine months ended March 31, 2012 and 2011 are unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans,” the “Company,” “our,” “us,” or “we”), as of  March 31, 2012, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three-month and nine-month periods ended March 31, 2012 and 2011, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and nine months ended March 31, 2012, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Commission by the Company on September 28, 2011.

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

Basis of Presentation and Consolidation

The consolidated financial statements are presented based on accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“Elk Capital”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”) and five single-member, limited liability companies, each of which is wholly-owned by Ameritrans and four of which each hold one insurance policy included in the Company’s life insurance settlement investments portfolio. All significant inter-company transactions have been eliminated in consolidation.

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At March 31, 2012, EAF was operating the real estate of Sealmax, Inc., and 633 Meade St.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC generally is not taxed at the corporate level to the extent its income is distributed to its stockholders.  In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2011/2012, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. Therefore, no provision for federal income taxes has been provided in the accompanying consolidated financial statements. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2011, 2010 and 2009 or during the nine months ended March 31, 2012, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

On June 30, 2008, the Board of Directors approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of March 31, 2012, no shares have been purchased under the plan.

Income Recognition

Interest income, including interest on loans in default, is recorded on an accrual basis and in accordance with loan terms to the extent such amounts are expected to be collected.  The Company recognizes interest income on loans classified as non-performing only to the extent that the fair market value of the related collateral exceeds the specific loan balance.  Loans that are not fully collateralized and which are in the process of collection, are placed on nonaccrual status when, in the judgment of management, the collectability of interest and principal is doubtful.

Stock Options

Stock-based employee compensation costs in the form of stock options is recognized as an expense over the vesting period of the underlying option using the fair values established by usage of the Black-Scholes option pricing model.

The 1940 Act restricts BDCs’ ability to grant equity-based incentive compensation at a time when it has engaged an investment adviser.  The Company’s stock option plans expired on May 21, 2009 and during the two year period ended December 10, 2011 for which the Company engaged Velocity Capital Advisors LLC as the Company’s investment adviser, the Company’s ability to grant equity-based incentive compensation was severely limited by the 1940 Act.

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow and future losses are expected to continue. The Company’s plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand its business and/or satisfy the capital requirements of the SBA. These factors raise doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon Management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing and on improving the Company’s profitability and cash flow. In addition, on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which is continuing.  Although the Company has attempted to obtain equity financing on multiple occasions with a view towards, among other things, curing Elk’s capital impairment and executing its growth strategy, the SBA has rejected all financing transactions that the Company has submitted to it (see Note 3 to the consolidated financial statements).  As discussed in Note 4, the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver.  In such instance, the Company’s ability to pay its indebtedness and/or raise capital would be adversely impacted. While the Company believes in the viability of its strategy to obtain financing and increase profitability and in its ability to execute that strategy and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, including its continuing activities in seeking potential financing transactions, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.    Investments

The following table shows the Company’s portfolio by security type at March 31, 2012 and June 30, 2011:

	March 31, 2012			June 30, 2011
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$5,884,274	$5,266,648	31.5%	$6,745,797	$6,244,815	26.1%
Corporate Loans	10,563,775	7,573,398	45.3%	16,023,064	14,281,285	59.7%
Life Settlement Contracts	4,243,617	2,800,000	16.7%	3,681,632	2,408,000	10.1%
Equity Securities	1,352,627	1,087,499	6.5%	1,378,127	987,635	4.1%
Total	$22,044,293	$16,727,545	100.0%	$27,828,620	$23,921,735	100.0%

(1)     Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012 (Unaudited)		June 30, 2011
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,772,408	10.6%	$1,820,868	7.6%
Commercial Construction	2,395,791	14.3%	2,456,368	10.3%
Computer Software	-	-%	910,067	3.8%
Construction and Predevelopment	1,053,753	6.3%	1,300,494	5.4%
Direct Marketing	-	-%	1,312,500	5.5%
Debt Collection	458,619	2.7%	475,605	2.0%
Education	735,071	4.4%	829,824	3.5%
Film Distribution	-	-%	928,000	3.9%
Food and Candy Manufacturing	2,646,620	15.8%	2,581,886	10.8%
Life Insurance Settlement Contracts	2,800,000	16.7%	2,408,000	10.1%
Manufacturing	1,160,745	6.9%	2,533,545	10.6%
Printing/Publishing	1,499,992	9.0%	1,344,691	5.6%
Restaurant/Food Service	1,053,538	6.3%	3,215,663	13.5%
Supermarkets	-	-%	1,500,000	6.3%
Information Data Systems	1,012,500	6.1%	-	-%
Other industries less than 1%	138,508	0.9%	304,224	1.1%
TOTAL	$16,727,545	100.00%	$23,921,735	100.00%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had fifteen and sixteen loans as of March 31, 2012, and June 30, 2011, respectively, which are considered non-performing in the amount of $3,580,091 and $4,827,743 as of March 31, 2012, and June 30, 2011, respectively. These loans are either fully or substantially collateralized and are, in some instances, personally guaranteed by the debtor. The Company does not accrue interest on non-performing loans to the extent the loan principal and accrued interest exceed the estimated fair value of the underlying collateral.

The following table sets forth certain information regarding performing and non-performing loans as of March 31, 2012 and June 30, 2011:

	March 31, 2012 (Unaudited)	June 30, 2011
Loans receivable	$12,840,046	$20,526,100
Performing loans	9,316,022	15,698,357
Non-performing loans	$3,524,024	$4,827,743
Non-performing loans:
Accrual	$-	$-
Nonaccrual	3,524,024	4,827,743
	$3,524,024	$4,827,743

As of March 31, 2012 the Company has accrued, but not yet paid, approximately $56,000 in fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company incurred fees payable to the Adviser that were comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5%, based on capital gains from the Corporate Loan portfolio. However, because minimum thresholds were not met during the term of the Advisory Agreement, the fees paid or accrued pursuant to the Advisory Agreement were based solely on each quarterly portion of the annual fee. As of December 10, 2011, the Advisory Agreement expired and has not been renewed. On May 14, 2012, all amounts due to the Advisor were paid.

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals. Subsequently, after a series of events involving the manager of the Joint Venture, on April 14, 2009, a receiver was appointed (the “Receiver”) to operate the Joint Venture and to administer the assets of the Joint Venture and other entities with which the Receiver was involved (the “Receivership Estate”). Following discussions with the Receiver, in December 2009, the Company negotiated an agreement, which, among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions, including, but not limited to the Company’s agreement to pay the Receivership Estate 20% of all recoveries until the Company has recouped $2.1 million, plus the amount of any premiums paid following the date of the Purchase Agreement and 50% of all recoveries above such amount.

After a review of the current financing and regulatory environment, and other opportunities to make loans and investments, the Company decided to exit this line of business and plans to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of March 31, 2012 and June 30, 2011, the fair value of the policies owned by the Company was $2,800,000 and $2,408,000, respectively, which represents the estimated fair value for the four (as of March 31, 2012) and five (as of June 30, 2011) life insurance policies with an aggregate face value of $17,250,000 and $17,659,809, respectively. The Company’s cost on these policies to date is $4,243,617, including insurance premiums of $601,693, which were paid in the nine months ended March 31, 2012. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away in August, 2011. The Company received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

The Company is entitled to sell the policies at any time, in its sole discretion, and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, based on current life expectancy of the insureds, are as follows:

Fiscal Year Ending June 30	Policy Premiums
2012 (three months)	$289,335
2013	871,236
2014	871,236
2015	871,236
2016	871,236
Thereafter	1,603,877
$5,378,156

Based upon the current uncertain state of the life settlement market, the lack of liquidity at this time in this market due to the difficult credit conditions and the Company’s previously stated decision to exit the life settlement area, the Company has adjusted the fair value of these policies to reflect the current anticipated recovery based on estimated actuarial values that take into account the various factors discussed above. This is an estimate based upon the information currently available. The Company intends to pay future premiums and continues to pursue alternatives that could allow for a higher recovery.

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

Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	March 31, 2012 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,266,648	$-	$-	$5,266,648
Corporate Loans	7,573,398	-	-	7,573,398
Life Settlement Contracts	2,800,000	-	-	2,800,000
Equity Securities	1,087,499	11,158	-	1,076,341
Total Investments	$16,727,545	$11,158	$-	$16,716,387

		Fair Value at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,244,815	$-	$-	$6,244,815
Corporate Loans	14,281,285	1,312,500	-	12,968,785
Life Settlement Contracts	2,408,000	-	-	2, 408,000
Equity Securities	987,635	6,974	-	980,661
Total Investments	$23,921,735	$1,319,474	$-	$22,602,261

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	(28,011)	288,139	(24,650)	235,478
Net unrealized gains (losses) on investments	(116,644)	(1,162,554)	(169,985)	121,180	(1,328,003)
Purchases of investments	2,463	1,399,837	601,693	-	2,003,993
Repayments, sales or redemptions of investments	(863,986)	(5,604,659)	(327,847)	(850)	(6,797,342)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of March 31, 2012	$5,266,648	$7,573,398	$2,800,000	$1,076,341	$16,716,387

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(1,328,003)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net realized gain on sales and dispositions	54,055
Change in unrealized gains or (losses) relating to assets still held at reporting date	$(1,273,948)

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2010	$8,941,332	$12,868,110	$1,356,800	$1,009,548	$24,175,790
Net realized losses on investments	(105,914)	(139,448)	-	(800)	(246,162)
Net unrealized losses on investments	(60,363)	(437,972)	(42,107)	(45,080)	(585,522)
Purchases of investments	1,719	10,423,308	880,107	-	11,305,134
Repayments, sales or redemptions of investments	(2,428,271)	(8,460,146)	-	-	(10,888,417)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of March 31, 2011	$6,348,503	$14,253,852	$2,194,800	$963,668	$23,760,823

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(585,522)

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	(246,162)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$(831,684)

As of June 30, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,632,876. As of June 30, 2011, the aggregate net unrealized loss on Level 1 investments was $274,009. At June 30, 2011, only the investments in Affinity Group, Inc. and Fusion Communications were included in Level 1.

As of March 31, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $4,960,879. As of March 31, 2012, the aggregate net unrealized loss on Level 1 investments was $355,869. For the nine-month period ended March 31, 2012, the net unrealized loss on Level 1 investments aggregated $81,860. At March 31, 2012, only the investment in Fusion Telecommunications was included in Level 1.

3.      Debentures Payable to SBA

As of March 31, 2012, Elk’s total indebtedness to the SBA was $21,774,310, including $599,310 of accrued, but unpaid, interest and fees.  At March 31, 2012 and June 30, 2011 debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	March 31, 2012	June 30, 2011	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. As of March 31, 2012, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 67.6%. Accordingly, Elk had a condition of capital impairment as of March 31, 2012, which would require additional capital of approximately $9.8 million to cure.

On March 6, 2012 (the “Notice Date”), Sean J. Greene (“Greene”), Associate Administrator Office of Investment and Innovation of SBA delivered written notice (the “Notice”) to Elk of SBA’s determination that Elk has a condition of capital impairment, based on Elk’s financial condition as of September 30, 2011.As stated in the Notice, Elk’s capital impairment percentage as of September 30, 2011 was 59%. Pursuant to the Notice, Greene directed Elk to cure the capital impairment within fifteen days from the Notice Date (the “Cure Period”). The Notice indicated the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver if Elk failed to cure the capital impairment within the Cure Period. To date, Elk has not cured its capital impairment.

The Notice also indicated that, on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which are continuing. The Company believes that this referral was in error as it was enacted prior to Elk’s receiving the applicable fifteen day notice and opportunity to cure required under SBA regulations. Prior to receiving the Notice, Elk had notified the SBA of Elk’s belief that the SBA was in error. In this regard, the Notice stated that, notwithstanding the prior transfer to the Office of Liquidation, the SBA would suspend liquidation activities during the Cure Period to allow Elk the opportunity to cure its condition of capital impairment to the SBA’s satisfaction.

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator.  The following day, in connection with preliminary discussions regarding such litigation, the SBA represented that it would suspend liquidation activities involving Elk and refrain from taking any action to revoke Elk’s license as an SBIC until April 25, 2012.  For additional information regarding such litigation, See  Note 8 to the consolidated financial statements.

On April 20, 2012, Elk received, through counsel, a letter from SBA acknowledging that, "by no fault of Elk," interest and annual charge payments totaling $512,538 initially due on March 1, 2012 under Elk's indebtedness to the SBA had not been received.

Elk had, historically, made all scheduled semi-annual payments under its SBA-guaranteed debentures through a dedicated cash sweep arrangement with The Bank of New York as trustee under the debentures.   Further, with respect to the March 1, 2012 payment, Elk had properly deposited the funds in the account designated by SBA.  On April 27, 2012, the Company remitted to SBA an aggregate of $512,538, representing the semi-annual interest payment and annual fees that were due as of March 1, 2012. The Company has accrued all debenture-related interest due the SBA, which, at March 31, 2012, aggregated $599,310.

4.      Notes Payable

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes were redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $0 and $40,304 for the three months ended March 31, 2012 and 2011, respectively, and $82,500 and $100,460 for the nine months ended March 31, 2012 and 2011, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes had the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $0 and $17,587 for the three months ended March 31, 2012 and 2011, respectively, and $41,100 and $46,262 for the nine months ended March 31, 2012 and 2011.

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

On March 16, 2012, the Company paid the holders of the 2009/2010 Notes an aggregate of $2,650,000 (the “Senior Notes Payoff Amount”) in full satisfaction of the Company’s obligations under the 2009/2010 Notes. Upon the noteholders’ receipt of such payment, the 2009/2010 Notes and the Company’s obligations thereunder terminated. The Senior Notes Payoff Amount represents an approximate 19.4% discount from the principal, interest and other amounts payable under the 2009/2010 Notes as of date of payment. A member of the Company’s Board of Directors and certain affiliated entities held $2,060,000 principal amount of the 2009/2010 Notes, and as such received approximately $1,820,000 of the Senior Notes Payoff Amount. As a result of the 19.4% discount, the Company realized a gain of $350,000, in the third quarter of fiscal 2012, from the satisfaction of the obligations related to the 2009/2010 Notes.

On January 19, 2011, the Company issued a Senior Secured Note in the principal amount of $1,500,000 (the “Original 2011 Note”) to an unaffiliated lender, Ameritrans Holdings LLC (the “Lender”). The Lender is an affiliate of Renova US Holdings Ltd., the purchaser under the Stock Purchase Agreement (See Note 7, Stock Purchase Agreement). The Original 2011 Note provided for interest at the rate of 12% per annum, except following an event of default under the Original 2011 Note, in which case the Original 2011 Note provided that  interest would accrue at the rate of 14%. The Original 2011 Note matured on February 1, 2012.

The Original 2011 Note was originally secured by a pledge of 100% of the issued and outstanding shares of common stock of Elk owned by the Company and was subsequently amended to include all personal property and other assets of the Company other than the common stock and all other equity interests of Elk as provided in the Amended and Restated Pledge Agreement, dated May 5, 2011, between the Company and the Lender (the “Pledge Agreement”).

On April 12, 2011, the Company also entered into an amendment to the Original 2011 Note (the “Note Amendment” and the Original 2011 Note, as amended, the “2011 Note”), which amended a provision of the Original 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provided that the Company would not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the Original 2011 Note remained in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $0 and $87,903, respectively, in the three months and nine months ended March 31, 2012, without giving effect to any default interest as discussed below.

On January 19, 2012 (the “Notice Date”), the Lender delivered written notice (the “Notice”) to the Company that an event of default under the 2011 Note had occurred and was continuing. Pursuant to the Notice, the Lender declared all outstanding principal, interest (including default interest), fees and other amounts owed by the Company under the 2011 Note to be immediately due and payable. Based on the occurrence of an event of default under the 2011 Note, the Lender also declared an event of default under the Pledge Agreement. The event of default specified in the Notice related to the Company’s failure as of June 30, 2011 to maintain a minimum consolidated net asset value equal to at least $4,000,000, in violation of a covenant contained in the 2011 Note.

As of the Notice Date, the Company’s outstanding indebtedness under the 2011 Note included $1,424,000 million of principal and approximately $36,000 of accrued and unpaid interest, including default interest, or approximately $1,460,000 in the aggregate (the “Indebtedness”). In addition to payment of the Indebtedness, the Lender sought reimbursement of costs and expenses related to the execution, delivery, performance, administration and enforcement of the 2011 Note and Pledge Agreement in an unspecified amount, which the Lender estimated to be approximately $100,000.

The 2011 Note matured on February 1, 2012. On March 7, 2012, the Company paid the Lender $1,420,000 (the “Payoff Amount”) in full satisfaction of the Company’s obligations under the 2011 Note. Upon the Lender’s receipt of such payment, the 2011 Note, the Company’s obligations thereunder, all liens and security interests previously granted by the Company to the Lender to secure such obligations, and the related pledge agreement was terminated. The Payoff Amount represents an approximate 9.9% discount from the principal, interest and other amounts payable under the 2011 Note as of the date of payment. Accordingly, the Company realized a gain of $3,620 in the third quarter of fiscal 2012 from the extinguishment of this debt.

5.      Dividends to Stockholders

The following table sets forth the dividends declared and/or accrued by the Company on its Common Stock and Preferred Stock for the nine months ended March 31, 2012, and 2011:

	For the nine months ended March 31, 2012
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2011 - September 30, 2011)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2011 – December 31, 2011)	0.28125	84,375	Not Declared
Third quarter (January 1, 2012 – March 31, 2012)	0.28125	84,375	Not Declared
Total Preferred Stock Dividends	$0.84375	$253,125

	For the nine months ended March 31, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2010 - September 30, 2010)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2010 – December 31, 2010)	0.28125	84,375	Not Declared
Third quarter (January 1, 2011 – March 31, 2011)	$0.28125	84,375	Not Declared
Total Preferred Stock Dividends	$0.84375	$253,125

The Company did not declare or pay any dividends on its Common stock during the nine months ended March 31, 2012 and 2011.

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

Debt

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of March 31, 2012 and June 30, 2011 were approximately $22,344,000 and $22,188,000, respectively.  However, the Company does not expect that the estimated fair value amounts determined for these debentures would be realized in an immediate settlement of such debentures with the SBA.

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

On September 19, 2011, the Company received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA informed the Company that the proposed transaction, as then structured, would not satisfy applicable SBA management-ownership diversity requirements. While the Company believed that the transaction satisfied all SBA regulatory requirements, the SBA did not concur with that view.

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement, although the Company continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. As noted, below, in Note 8, Commitments and Contingencies – Litigation, the Company presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised the Company that Renova was ceasing its efforts to pursue a transaction with the Company and Elk. As a result, the Company and Renova are no longer engaging in discussions regarding a potential financing transaction.

As also discussed in Note 8, in February 2012, the Company presented a potential transaction with another party, which was rejected by SBA.

The Company is actively pursuing an alternative transaction and alternative sources of financing. There is no assurance that any alternative sources of financing will be available or what the terms of any alternative transaction would be.

In connection with the anticipated termination of the Advisory Agreement, as contemplated by the Purchase Agreement, the Company canceled a warrant that was issued to the Adviser on December 10, 2009. Such warrant gave the Adviser the right to purchase 100,000 shares of the Company’s common stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

8.      Commitments and Contingencies

Litigation

Lawsuit Against the SBA

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court for the District of Columbia (the “District Court”) (Case No. 1200438 CKK), seeking temporary, preliminary, and permanent injunctive relief; declaratory relief; and damages (the “Litigation”). The injunctive relief sought by Elk includes: (i) setting aside the SBA’s decision to transfer Elk to the SBA’s Office of Liquidation (see Note 3, Debentures Payable to SBA), (ii) requiring the SBA to provide Elk with a commercially reasonable amount of time to present a plan for curing Elk’s position of capital impairment and (iii) requiring the SBA to accept legitimate commitment letters from qualified investors in the Company as a cure to Elk’s position of capital impairment, so long as those letters guaranty that funds identified in the commitment letters are transferred by the Company to Elk. Elk’s lawsuit also seeks monetary damages in an amount to be determined at trial.

On the evening of March 20, 2012, the SBA and Elk notified the District Court that the SBA had agreed to suspend liquidation activities and take no action to revoke Elk's license for 15 days from March 21, 2012. On March 21, 2012, the District Court held a Scheduling Conference in connection with the Litigation. During the Scheduling Conference, the SBA represented that it would suspend liquidation activities involving Elk and refrain from taking any action to revoke Elk's license until April 25, 2012. This representation on the record by the SBA made Elk's motion for a temporary restraining order seeking to preserve the status quo pending a decision on Elk's motion for a preliminary injunction moot. The District Court indicated during the Scheduling Conference that a decision on Elk's motion for a preliminary injunction would be rendered on or before April 25, 2012. Also on March 21, 2012, the District Court set (i) a briefing schedule on Elk's motion for a preliminary injunction and (ii) a schedule related to the SBA’s production of a complete certified administrative record concerning the events identified by Elk in the lawsuit that are the subject of the Litigation.

On April 24, 2012, the District Court denied Elk’s motion for a preliminary injunction and ordered the SBA to file a response to Elk’s lawsuit no later than June 4, 2012.  Accordingly, since April 25, 2012, the SBA is no longer required to suspend liquidation activities with respect to Elk.

Other

From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business.  In the opinion of the Company’s Management and based upon the advice of legal counsel, other than the matter referred to in the previous paragraphs, there is no proceeding pending, or to the knowledge of Management, threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

9.      Stock Option Plans

The following tables summarize information, as of March 31, 2012, about the outstanding stock options under the Company’s employee stock option plan and non-employee director stock option plan, both of which expired on May 21, 2009:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2011	289,000	$3.51
Granted	-	-
Canceled	-	-
Expired	(39,433)	4.55
Exercised	-	-
Options outstanding at March 31, 2012	249,567	$3.35

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	1.14 years	$3.60
$5.28	60,000	1.66 years	$5.28
$4.50	20,000	0.53 years	$4.50
$4.93	10,141	0.10 years	$4.93
$2.36	120,000	1.53 years	$2.36
$1.78	25,538	2.10 years	$1.78
$ 1.78-$ 5.28	249,567	1.46 years	$3.35

10.      Financial Highlights

	Nine months Ended March 31, 2012	Nine months Ended March 31, 2011	Year Ended June 30, 2011
Net share data
Net asset (liability) value at the beginning of the period	$(0.40)	$1.40	$1.40
Net investment loss	(0.83)	(0.95)	(1.53)
Net realized and unrealized gains (losses) on investments	(0.35)	(0.19)	(0.17)
Net decrease in net assets from operations	(1.18)	(1.14)	(1.70)
Distributions to stockholders (4)	(0.07)	(0.07)	(.10)
Total decrease in net asset value	(1.25)	(1.21)	(1.80)
Net asset (liability) value at the end of the period	$(1.65)	$0.19	$(0.40)
Per share market value at beginning of period	$1.17	$1.32	$1.32
Per share market value at end of period	$0.15	$1.02	$1.17
Total return (1)	(87.2)%	(23.50)%	(11.4)%
Ratios/supplemental data
Average net assets (liability) (2) (in 000’s)	$(3,492)	$2,716	$1,706
Total expense ratio (3)	(172.9)%	241.9%	431.8%
Net investment loss to average net assets (5)	(108.1)%	(158.1)%	(306.2)%

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

(5)

 Annualized for interim periods.

11.      Other Matters

On September 20, 2011, the Company received a letter (the “Minimum Bid Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock had been below $1.00 per share for the 30 consecutive business days preceding the Minimum Bid Notice, the Company no longer complied with the continued listing requirements under Nasdaq Marketplace Rule 5550(a)(2). Nasdaq Marketplace Rule 5550(a)(2) requires securities listed on the Nasdaq Capital Market to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Requirement”). The Company did not regain compliance with the Minimum Bid Requirement during the applicable180-day grace period.

On October 3, 2011, the Company received a letter (the “Stockholders’ Equity Notice”) from Nasdaq notifying the Company that the Company did not satisfy the minimum stockholders’ equity requirement (or alternative standards) for continued listing under Nasdaq Marketplace Rule 5550(b) (the “Minimum Stockholders’ Equity Requirement”), based on its stockholders’ equity as of June 30, 2011. Nasdaq Marketplace Rule 5550(b)(1) requires listed companies to maintain a minimum of $2.5 million of stockholders' equity or satisfy alternative standards of market value of listed securities or net income from continuing operations.

On February 1, 2012, the Company received a letter from Nasdaq notifying the Company of the Nasdaq staff’s determination that the Company had not regained compliance with the Minimum Stockholders’ Equity Requirement, and did not satisfy certain conditions necessary for an extension of the time period in which the Company could demonstrate its compliance with such requirement.  Under Nasdaq rules, the suspension of trading and delisting of the Company’s securities (which would otherwise have taken effect on February 10, 2012) was stayed based on the Company’s request for a hearing with a Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq staff’s determination described in the preceding sentence.

On November 8, 2011, Company received a letter (the “Common MVPHS Notice”) from Nasdaq notifying the Company that it does not satisfy the minimum market value of publicly held shares (“MVPHS”) requirement for continued listing of its common stock under Nasdaq Marketplace Rule 5550(a)(5), based on the Company’s MVPHS during the period from September 26, 2011 through November 7, 2011.  Nasdaq Marketplace Rule 5550(a)(5) requires listed companies to maintain a minimum MVPHS of $1,000,000. The Common MVPHS Notice did not immediately result in the delisting of the Company’s common stock. Under Nasdaq rules, the Company had 180 calendar days to regain compliance with the MVPHS requirement.

On January 24, 2012, Company received a letter (the “Preferred MVPHS Notice”) from Nasdaq notifying the Company that it does not satisfy MVPHS requirement for continued listing of its preferred stock under Nasdaq Market place Rule 5550(a)(5), based on the Company’s preferred stock MVPHS during the period from December 7, 2011 through January 20, 2012.  The Preferred MVPHS Notice did not immediately result in the delisting of the Company’s preferred stock. Under Nasdaq rules, the Company had 180 calendar days to regain compliance with the MVPHS requirement.

On May 1, 2012, the Company received a letter from the Nasdaq staff informing the Company that the Panel had denied the Company’s appeal and determined to delist the Company’s securities from Nasdaq, effective at the open of trading on Thursday, May 3, 2012, based on the Company’s non-compliance with the Minimum Stockholders’ Equity Requirement and the Minimum Bid Requirement.  Nasdaq has also informed that Company that Nasdaq will file a Form 25 Notification of Delisting with the SEC after all appeal periods have expired.  The Company does not intend to appeal the determination of the Panel at this time, although the Nasdaq Listing and Hearing Review Counsel may, on its own motion, determine to review any Panel decision within 45 calendar days after the issuance of such decision.

12.     Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. As the amendment impacts disclosures only, it will not have an effect on the Company’s financial condition or results of operation.

Other recently issued accounting pronouncements are not expected to have a material impact on our financial position or results of operations.

13.     Subsequent Events

Except for the matters discussed in Note 8, Litigation and Note 11, Other Matters, the Company is aware of no significant subsequent events.

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

Equity investments (preferred stock, common stock, LLC interests, LP interests, and stock warrants, including controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation. Investments for which market quotations are readily available are valued at such quoted amounts. If no public market exists, the fair value of investments that have no ready market are determined in good faith by management, and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies as well as general market trends for businesses in the same industry.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Total Investment Income

Our investment income for the three months ended March 31, 2012, decreased $218,031, or 35%, to $406,169, as compared to investment income of $624,200 for the three months ended March 31, 2011.  The decrease in investment income between the periods can be attributed primarily to an overall decrease in the size of our investment portfolio, which decreased, based on fair value, approximately 33% at March 31, 2012 as compared with March 31, 2011.

Corporate Loans outstanding as of March 31, 2012 decreased by $7,992,954, or 51%, to $7,573,398, as compared with $15,566,352 outstanding at March 31, 2011. This decrease in Corporate Loans outstanding was due to payoffs of approximately $9,800,000 in principal; and the aggregate decrease of fair value of certain Corporate Loans of approximately $1,240,000, as partially offset by two new loans of approximately $2,500,000 in principal and capitalized interest and loan discount amortization aggregating approximately $540,000. For the three months ended March 31, 2012, interest income on Corporate Loans decreased approximately $193,000 to approximately $369,000 from $562,000 in the comparable quarter in the prior fiscal year. The interest earned on Corporate Loans decreased in the third quarter of fiscal 2012, as compared with the comparable quarter in the prior year, primarily due to the decrease in the size of the portfolio.

Commercial Loans as of March 31, 2012 decreased by $1,081,855, or 17%, to $5,266,648, as compared with $6,348,503 at March 31, 2011. The decrease in Commercial Loans was due, primarily, to loan amortization and paid off loans of approximately $1,279,000 and an increase in fair value of approximately $196,000. For the three months ended March 31, 2012, interest income on Commercial Loans had a net decrease of approximately $19,000, primarily, as a result of a smaller portfolio.

Life Settlement Contracts outstanding increased by $605,200 as of March 31, 2012, or 28%, to $2,800,000, from $2,194,800 at March 31, 2011, primarily as a result of additional premium payments during the period, as partially offset by the elimination of the cost of one policy upon the death of the insured. The fair value as of March 31, 2012, represents our estimate of the policies’ fair value based upon various factors, including a discounted cash flow analysis of anticipated life expectancies, future premium payments, current market conditions and anticipated death benefits related to the four life insurance policies, which have an aggregate face value of $17,250,000.

Operating Expenses

Interest expense for the three months ended March 31, 2012 decreased $169,744, or 42%, to $232,146, as compared to $401,890 for the three months ended March 31, 2011.  This was primarily due to the early retirement of our Notes Payable of $4,423,620. As part of the agreement on the early extinguishment of this debt, no interest was incurred for the quarter ended March 31, 2012 and, inasmuch as no interest was charged for the period December 15, 2011 through December 31, 2012, a prior accrual of $23,593 was reversed in the March 31, 2012 period.  As a result of the early extinguishment of this debt, we realized a gain of $353,620 during this period.

Salaries and employee benefits for the three months ended March 31, 2012 decreased $181,536 to $284,876, or approximately 39%, when compared with $466,412 for the three months ended March 31, 2011.  This decrease was due to a reduction in officers’ salaries as a result of officer terminations.

Occupancy costs for the three months ended March 31, 2012 remained consistent at $43,297 when compared with $42,630 for the three months ended March 31, 2011.

Legal fees decreased $301,947, or 38%, to $495,555 in the third quarter of fiscal 2012 from $797,502 in the corresponding quarter in fiscal 2011 due, primarily, to legal services, in the prior period, provided in connection with our capital raising efforts, which were mainly attributable to legal work relating to the transactions contemplated by the Stock Purchase Agreement (the “Purchase Agreement”), dated April 12, 2011, between us and Renova US Holdings Ltd. (“Renova”) and the $1.5 million Senior Secured Note (the “Senior Secured Note”) that we issued to Ameritrans Holdings LLC, an affiliate of Renova. The decrease was partially offset by increases in the 2012 period in legal fees related to SBA matters, including litigation-related issues.

Accounting and compliance fees decreased $30,112 or 15% to $165,291 in the third quarter of fiscal 2012 from $195,403 in the corresponding quarter in the prior fiscal year. Such decrease was primarily attributable to a $29,156 decrease in audit fees.

Director fees for the three months ended March 31, 2012 decreased $106,286, or 67%, to $51,665 when compared to $157,951 for the three months ended March 31, 2011. Such decrease resulted from fewer director meetings during the third quarter of fiscal 2012 than in the comparable quarter of fiscal 2011 that were attributable, primarily, to the number of Board meetings held in the prior year’s quarter related to the Board’s consideration of financing transactions and strategic alternatives for the Company, including consideration of the transactions contemplated by the Purchase Agreement.

Advisory Fees for the three months ended March 31, 2012 decreased $56,456 to $9,289, or 86%, when compared with $65,745 for the three months ended March 31, 2011. This was due to the expiration on December 10, 2011 of our advisory agreement. The 2012 amount represents an estimate of a settlement of any potential differences in calculating amounts due to the advisor during the period prior to the expiration of the advisory agreement. At the present time, we have no plans to renew such agreement with our advisor, Velocity Capital Advisers LLC.

Miscellaneous administrative expenses increased $13,243, or 8%, to $170,703 for the three months ended March 31, 2012 when compared with $157,460 for the three months ended March 31, 2011.  This increase was primarily due to increases in SBA audit and compliance fees of approximately $9,100, and miscellaneous expenses and credits, aggregating approximately $12,300, as partially offset by decreases in insurance, foreclosure expenses and office expense of approximately $3,200, $3,100 and $1,600, respectively.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $898,307, for the three months ended March 31, 2012, as compared to $2,428,122 for the three months ended March 31, 2011.  This upward performance of approximately $1,530,000 in operations in the 2012 three-month period was, primarily, attributable to (1) the aggregate reduction in expenses of approximately $832,000 consisting of decreases  in legal fees ($302,000), interest expense ($170,000), salaries ($180,000), directors’ fees ($106,000), advisory fees ($56,000) and accounting fees ($30,000), net of a $13,000 increase in administrative costs; (2) a net decrease in unrealized losses of $679,000 and (3) a gain of $354,000 resulting from the early extinguishment of debt. This aggregate increase was partially offset by a reduction in total investment income of $218,000 and a negative change of $117,000 from realized gain of $72,000 in the 2011 quarter to realized loss of $45,000 in the 2012 current quarter. The decrease in investment income is attributable to the decrease in the size of our investment portfolio, which went from approximately $25.1 million at March 31, 2011 to approximately $16.8 million at March 31, 2012.

Dividends for Participating Preferred Stock, accrued, but not declared, were $84,375 in the three months ended March 31, 2012 and 2011.

Results of Operations for the Nine months Ended March 31, 2012 and 2011

Total Investment Income

The Company’s investment income for the nine months ended March 31, 2012 decreased $343,538, or 20%, to $1,362,570, as compared with $1,706,108 for the nine months ended March 31, 2011.  The decrease in investment income between the periods can be attributed primarily to the decrease in the size of our Corporate Loan portfolio. For changes in outstanding balances of Commercial Loans, Corporate Loans and Life Settlement Contracts see the discussion, above, under “Results of Operations for The Three Months Ended March 31, 2012 and March 31, 2011.”

Operating Expenses

Interest expense for the nine months ended March 31, 2012 decreased $29,704, or 2.8%, to $1,025,219, as compared with $1,054,923 for the nine months ended March 31, 2011.  This was due, primarily, to the forgiveness of interest from December 15, 2011 through March 13, 2012 in connection with the early extinguishment of outstanding notes. Accordingly, no interest was paid or accrued on these notes in the third quarter of fiscal 2012.

Salaries and employee benefits for the nine months ended March 31, 2012 decreased $199,179 to $998,960, or approximately 16%, when compared to $1,198,139 for the nine months ended March 31, 2011.  This decrease reflects, primarily, the effects of the terminations of several officers.

Occupancy costs for the nine months ended March 31, 2012 remained consistent at $129,890 when compared with $129,045 for the same period in 2011.

Legal fees decreased $41,166, or 4%, to $1,028,346 in the first nine months of fiscal 2012 from $1,069,512 in the corresponding period in fiscal 2011 due, primarily, to legal services, in the prior period, provided in connection with our capital raising efforts, which were mainly attributable to legal work relating to the transactions contemplated by the Purchase Agreement and the Senior Secured Note. The decrease was partially offset by increases in the 2012 period in legal fees related to SBA matters, including litigation-related issues.

Accounting and compliance fees increased $47,237 or 9% to $587,663 in the first three quarters of fiscal 2012 from $540,426 in the corresponding period in the prior fiscal year. Such increase was attributable to a $17,043 increase in general accounting and other compliance fees and a $41,256 increase in financial management personnel, primarily related to our Chief Financial Officer, who was engaged in September 2010, as partially offset by an $11,062 decrease in audit fees.

Director fees for the nine months ended March 31, 2012 decreased $77,602, or 36%, to $139,768 when compared to $217,370 for the nine months ended March 31, 2011. Such decrease resulted from fewer director meetings during the first nine months of fiscal 2012 than in the comparable period of fiscal 2011 that were attributable, primarily, to less frequent meetings of the Board to consider financing transactions and strategic alternatives for the Company following the execution of the Purchase Agreement in April 2011.

Advisory Fees decreased approximately $84,899 or 45%, to $101,984 in the nine months ended March 31, 2012 when compared with $186,883 for the nine months ended March 31, 2011.  This was due to a decrease in the size of the Corporate Loan portfolio and the expiration of the advisory agreement.

Miscellaneous administrative expenses remained consistent with $533,157 for the nine months ended March 31, 2012 when compared with $531,117 for the nine months ended March 31, 2011.

Decrease in Net Assets from Resulting from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations was $4,003,381, for the nine months ended March 31, 2012, as compared to $3,866,313 for the three months ended March 31, 2011.  This downward performance of approximately $137,000 in operations in the 2012 nine-month period was, primarily, attributable to a reduction in total investment income of $344,000 and an $888,000 increase in unrealized loss. This was offset by (1) the aggregate reduction in expenses of approximately $383,000, consisting of decreases in legal fees ($42,000), interest expense ($30,000), salaries ($199,000), directors’ fees ($78,000) and advisory fees ($85,000), less an increase in accounting fees of $47,000; (2) a net decrease in realized losses of $358,000 and (3) a gain of $354,000 resulting from the early extinguishment of debt.

Dividends on Participating Preferred Stock, accrued, but not declared, were $253,125 for the nine months ended March 31, 2012 and $253,125 for the nine months ended March 31, 2011.

Financial Condition at March 31, 2012 and June 30, 2011

Assets and Liabilities

Total assets decreased approximately $9.0 million to $21.1 million at March 31, 2012, as compared with total assets of $30.1 million at June 30, 2011. This net decrease was primarily due to a decrease in cash of approximately $1.9 million plus a net decrease in the loan portfolio of $7.1 million.

Total liabilities had a decrease of approximately $4.8 million between periods with a total of approximately $23.1 million at March 31, 2012 as compared with $27.9 million at March 31, 2011. This decrease was substantially attributable to a decrease of $4,500,000 in notes payable and approximately $780,000 in accrued expenses, being partially offset by an aggregate increase of approximately $485,000 in interest and preferred dividends payable.

Liquidity and Capital Resources

We have funded our operations through private and public placements of our securities, bank financing, the issuance to the SBA of our subordinated debentures, other borrowings and internally generated funds.

At March 31, 2012, 100% of our indebtedness was due to debentures issued to the SBA with fixed rates of interest plus user fees resulting in rates ranging from 4.39% to 5.54%.

We invested in life settlement contracts which require us to continue premium payments to keep the policies in force through each insured’s life expectancy or until such time the policies are sold.  We may sell the policies at any time, at our sole discretion. However, if we choose to keep the policies, as of and after March 31, 2012, aggregate premium payments due through the life expectancy of the insureds are approximately $2,903,000 through June 30, 2015 and approximately $2,475,000 thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for us. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

We will distribute at least 90% of our investment company taxable income, if any, and, accordingly, will continue to rely upon external sources of funds to finance growth. No dividends on our common stock have been paid in each of the fiscal years ended June 30, 2011 and 2010 or during the nine months ended March 31, 2012, inasmuch as we had no taxable investment income during such periods. Accordingly, we have maintained our status as a RIC.

On April 12, 2011, we entered into the Purchase Agreement with Renova, which provided for an equity investment in the Company of between $25 million at an initial closing to be held no later than November 30, 2011 and between $35 million and $40 million at subsequent closings to be held over the succeeding two year period.  The transactions contemplated by the Purchase Agreement represented a significant potential source of liquidity for us.

In February 2011, approximately two months prior to executing the Purchase Agreement with Renova, we notified the SBA of the proposed structure of the transaction. After providing substantial detail on the Renova transaction, and receiving no notification of any issues from the SBA and after several weeks of negotiations, due diligence and expenditures, we signed the Purchase Agreement with Renova in April 2011. Following shareholder approval of the Renova transaction on June 24, 2011, the parties were prepared to consummate the transaction immediately, subject to receipt of SBA approval of the indirect change of ownership and control of Elk resulting from the transaction.

On September 19, 2011, seven months after first submitting the proposed structure of the transaction to the SBA, we received written notice that the Renova transaction, as structured, did not comply with certain ownership diversity requirements under SBA regulations. While we did not agree with the SBA's interpretation of those regulations, and presented detailed legal arguments demonstrating compliance with same, in view of the SBA's continued interpretation of the regulations, we and Renova mutually terminated the Purchase Agreement  on November 16, 2011. Following the termination, we continued to engage in discussions with Renova regarding potential modifications to the terms of the Renova transaction that, in our view, satisfied the SBA’s stated interpretation of the regulations. Our management met with SBA officials on various occasions in an effort to structure a transaction acceptable to SBA.  However, in light of the SBA’s continued belief that the Renova transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised us that Renova was ceasing its efforts to pursue a transaction with the Company and Elk and the parties ceased all discussions regarding a transaction.

Subsequently, we engaged in discussions regarding alternative change of control transactions with other parties that also would have cured the capital impairment. We kept the SBA informed of these discussions and attempted to determine whether SBA was likely to approve a proposed transaction. Based upon discussions and written communications, the SBA indicated it would not approve any such transaction. We believe this determination was made arbitrarily and capriciously and is in contravention of applicable regulations.

We continue to explore all options available to cure our capital impairment and maximize value for our shareholders.   However, since October of 2010, Elk has brought multiple potential transactions that would cure its capital impairment to the SBA’s Investment Division for approval.  Each time the SBA has indicated, both orally and in writing, that it would not approve such transaction for reasons that Elk believes are wrong, both legally and on the merits. We believe that the SBA’s decisions to date have significantly impaired, [and any unwillingness on the part of the SBA, or the perception by potential investors or other strategic partners that the SBA is unwilling, to approve transactions involving an indirect change of ownership or control of Elk may continue to impair,] our ability to raise capital.

We have incurred operating losses and negative operating cash flow and future losses are anticipated. Our plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand our business and/or satisfy the capital requirements of the SBA. These factors raise doubt about our ability to continue as a going concern. Realization of assets is dependent upon our continued operations, which, in turn, is dependent upon management’s plans to meet our financing requirements and the success of our future operations. Our ability to continue as a going concern is dependent on securing additional financing and on improving our profitability and cash flow. On February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which is continuing.  Although the Company has attempted to obtain equity financing on multiple occasions with a view towards, among other things, curing Elk’s capital impairment and executing its growth strategy, the SBA has rejected any potential financing transaction that the Company has submitted to it.  As discussed in Note 4 to the financial statements, the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver.  In such instance, our ability to pay our indebtedness and/or raise capital would be severely adversely impacted. While we believe in the viability of our strategy to obtain financing and increase profitability and in our ability to execute that strategy and believe that the actions presently being taken by us provide the opportunity for us to continue as a going concern, there can be no assurances to that effect.

We are actively pursuing alternative sources of financing. There is no assurance that any alternative sources of financing will be available to us or what the terms of any alternative transaction would be.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at March 31, 2012, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $85,458 at March 31, 2012. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at March 31, 2012, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended  March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, our ability to continue as a going concern and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include, but are not limited to, statements as to:

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

•

our ability to continue to operate as a going concern;

•

Elk’s ability to return to the SBA’s Office of Operations;

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

Item 1. Legal Proceedings

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court for the District of Columbia (the “District Court”) (Case No. 1200438 CKK), seeking temporary, preliminary, and permanent injunctive relief; declaratory relief; and damages (the “Litigation”).  The injunctive relief sought by Elk includes: (i) setting aside the SBA’s decision to transfer Elk to the SBA’s Office of Liquidation, (ii) requiring the SBA to provide Elk with a commercially reasonable amount of time to present a plan for curing Elk’s position of capital impairment and (iii) requiring the SBA to accept legitimate commitment letters from qualified investors in the Company as a cure to Elk’s position of capital impairment, so long as those letters guaranty that funds identified in the commitment letters are transferred by the Company to Elk.  Elk’s lawsuit also seeks monetary damages in an amount to be determined at trial.

Elk’s complaint in the Litigation alleges, among other things, that the SBA’s refusal to approve the indirect change of ownership and control of Elk that would have resulted from the financing transactions submitted to the SBA for review, including the transactions contemplated by the Purchase Agreement with Renova, was arbitrary and capricious, and that the SBA’s referral of Elk to its Office of Liquidation resulted from a process whereby the SBA failed to follow its own regulations.  The complaint further alleges that, due to the SBA’s actions and its arbitrary and capricious decision-making process, Elk was denied a meaningful opportunity to cure its capital impairment. As a result, the complaint alleges, Elk will be forced into liquidation by the SBA, thereby losing a valuable property right that it holds as an SBIC, subject to certain regulatory requirements as in effect at the time it obtained its SBIC license.

On the evening of March 20, 2012, the SBA and Elk notified the District Court that the SBA had agreed to suspend liquidation activities and take no action to revoke Elk's license for 15 days from March 21, 2012.  On March 21, 2012, the District Court held a Scheduling Conference in connection with the Litigation.  During the Scheduling Conference, the SBA represented that it would suspend liquidation activities involving Elk and refrain from taking any action to revoke Elk's license until April 25, 2012.  This representation on the record by the SBA made Elk's motion for a temporary restraining order seeking to preserve the status quo pending a decision on Elk's motion for a preliminary injunction moot.  Also on March 21, 2012, the District Court set (i) a briefing schedule on Elk's motion for a preliminary injunction and (ii) a schedule related to the SBA’s production of a complete certified administrative record concerning the events identified by Elk in the lawsuit that are the subject of the Litigation.

On April 24, 2012, the District Court denied Elk’s motion for a preliminary injunction and ordered the SBA to file a response to Elk’s lawsuit no later than June 4, 2012.

As of April 25, 2012, the SBA is no longer required to suspend liquidation activities with respect to Elk.

Except as described above, we are not currently a party to any material legal proceeding. From time to time, we are engaged in various legal proceedings incident to the ordinary course of our business. In the opinion of our management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on our results of operations or financial condition.

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

There were no material changes during the nine months ended March 31, 2012 to the risk factors set for in the 2011 Annual Report, except for the addition of the following risks:

There is doubt about our ability to continue as a going concern.

We have incurred operating losses and negative operating cash flow and future losses are anticipated.  If the SBA forces Elk into liquidation, the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver.  In such instance, our ability to pay our indebtedness and/or raise capital would be severely adversely impacted.   Management has determined that significant additional sources of capital will likely be required for us to continue operating through the end of our next fiscal year and beyond and we are actively pursuing financing and alternative transactions to strengthen our capitalization. Our plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand our business and/or satisfy the capital requirements of the SBA. In addition, restrictions imposed by the SBA may limit our ability to attract potential investors and/or consummate a financing or other transaction.  These factors raise doubt about our ability to continue as a going concern.  Realization of assets is dependent upon our continued operations, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. Our ability to continue as a going concern is dependent on securing additional financing and on improving our profitability and cash flow. There can be no assurance that we will be able to obtain financing or improve profitability and cash flow or that doing so will enable us to continue as a going concern.

The delisting of our securities from the Nasdaq Capital Market may adversely affect the market price and liquidity of our Common Stock and Preferred Stock, our ability to raise additional capital and our corporate governance.

Effective May 3, 2012 our Common Stock and Preferred Stock were delisted from the Nasdaq Capital Market and began trading in the over-the-counter market.  Delisting of our securities from the Nasdaq Capital Market could materially and adversely affect the value and liquidity of our Common Stock and Preferred Stock.   In the absence of an active trading market for our securities, you may be unable to buy or sell your Common Stock or Preferred Stock on short notice, if at all, and the sale of a large number of shares of our Common Stock or Preferred Stock could result in a significant decrease in the market price for our securities.  Delisting may also adversely affect our ability to raise additional capital, which is critical to the execution of our business strategy.

As a result of the delisting of our securities from the Nasdaq Capital Market, we are no longer subject to the rules of The Nasdaq Stock Market, including rules related to corporate governance matters such as the circumstances (including but not limited to certain issuances of our securities) in which shareholder approval is required, requirements regarding the independence of our directors and the existence of committees of our board of directors comprised of independent directors. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional interest (if any) in our securities, and our inability to take advantage of certain exemptions available to listed securities under the Exchange Act and the 1940 Act.   We remain subject to corporate governance requirements applicable to BDCs under the 1940 Act, including, without limitation, the requirement that a majority of the board be disinterested directors as determined under the 1940 Act.

Our securities are subject to “penny stock” rules which may further reduce the liquidity and market price for our Common Stock and Preferred Stock.

Certain securities that are not listed on a national securities exchange, have a trading price below $5.00 and satisfy certain other requirements, such as our Common Stock and Preferred Stock, are subject to the SEC’s “penny stock” rules.  Under the SEC’s penny stock rules, among other things, broker-dealers may not sell a penny stock to, or effect the purchase of a penny stock by an investor (other than an accredited investor or an “established customer” as defined in Rule 15g-9), unless, prior to executing the transaction, the broker-deal has determined that transactions in penny stocks are suitable for the purchaser (and delivers a written statement of such determination to the purchaser), obtained the purchaser’s written agreement to engage in the transaction, provided the purchaser with a written disclosure document regarding certain risks associated with investing in penny stocks and obtained written acknowledgement from the purchaser that the purchaser has receive the required disclosure documents.  Broker-dealers may find it difficult to execute transactions in our Common Stock and Preferred Stock as a result of the penny stock rules summarized above.  These requirements may further reduce the liquidity and trading price of our common stock.

Our ability to grow depends on our ability to raise capital.

We need to periodically access the capital markets and, historically, have participated in the SBA debenture program to raise cash to fund new investments.  We will not have access to additional SBA financing unless Elk is transferred out of the SBA’s Office of Liquidation (and no assurance can be given that such transfer will occur in the near future or at all).  In addition, unfavorable economic conditions, our operating results and uncertainty regarding the continued viability of Elk as a licensed SBIC could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. With certain exceptions, we are only allowed to borrow amounts such that our asset coverage, on a consolidated basis, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ depends on our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our current, or obtain new, sources of financing on terms acceptable to us, if at all.

Elk’s continuing capital impairment under SBA regulations and its transfer to the SBA’s Office of Liquidation may materially and adversely affect our business and the value of our securities.

As an SBIC we must comply with the rules and regulations of the SBA. At March 31, 2012, the aggregate amount of principal, interest and fees due under Elk’s outstanding debentures payable to the SBA was $21,774,310, including $599,310 of interest and fees.  On March 6, 2012, we received a notice from the SBA of the SBA's determination that Elk has a condition of impairment, directing Elk to cure the capital impairment within 15 days of the date of the notice and indicating, among other things, that on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation. As the capital impairment has not been cured to date, the SBA may declare Elk's debentures immediately due and payable.  If the SBA were to require Elk to immediately repay its outstanding indebtedness, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   As a result of Elk's having been referred to the SBA's Office of Liquidation, Elk is not eligible for additional financing from the SBA and the SBA may institute proceedings to place Elk into receivership and to appoint the SBA or its designee as the receiver.  The interests represented by any such receiver could differ materially from the interests of our stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, our interest in Elk may lose all value, which would have a material adverse effect on our business, financial condition and results of operations.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.   In addition, Elk would, likely, not be permitted to make any new investments or significant expenditures without the SBA’s prior approval unless and until it is transferred out of the SBA’s Office of Liquidation.

If we fail to pay dividends on our Preferred Stock in an amount equal to two years of dividends, the holders of our Preferred Stock will be entitled to elect a majority of our directors.

The terms of the Preferred stock provide for quarterly dividends in the amount of $0.28125 per outstanding share of Preferred Stock. We have not declared or paid dividends on the Preferred Stock for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012. The terms of the Preferred Stock provide that, if dividends on the Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Preferred Stock will be entitled to elect a majority of our Board of Directors. Accordingly, if we do not declare and pay at least a portion of the accrued dividends on our Preferred Stock during the current fiscal quarter, ending June 30, 2012, we will be required to increase the size of our Board of Directors and take such actions as may be necessary to permit the holders of our Preferred Stock to elect a majority of our the members of our Board of Directors following such increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

See our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and Note 4 to our consolidated financial statements, each of which is incorporated herein by reference.

We have not declared or paid dividends on our 9-3/8% Cumulative Participating Redeemable Preferred Stock; $.01 par value, ($12.00 face value) for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012.  Accordingly, as of the date of this report, an aggregate of $506,250 of dividends on such preferred stock have accrued, but have not been declared or paid.

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

AMERITRANS CAPITAL CORPORATION

Dated: May 15, 2012

By: /s/ Michael R. Feinsod

Michael Feinsod

Chief Executive Officer and President