Form 10-K
period 2012-06-30
AMERITRANS CAPITAL CORP
filed 2012-09-28
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2012

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

The aggregate market value of the Registrant ’ s common stock held by non-affiliates (based upon the closing price of the Registrant’s common stock, $0.0001 par value, of $0.12 per share, as reported on the NASDAQ Capital Market on December 30, 2011) was approximately $184,662.

The number of outstanding shares of Registrant’s common stock, $.0001 par value as of September 21, 2012 was 3,395,583.  The number of shares of Registrant’s 9 ⅜ % cumulative participating redeemable preferred stock as of September 21, 2012, was 300,000.

DOCUMENTS INCORPORATED BY REFERENCE.  Portions of the registrant ’ s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which Definitive Proxy Statement as filed with the Securities and Exchange Commission on September 7, 2012, are incorporated by reference into Part III of this Form 10-K.  Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Annual Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Annual Report include, but are not limited, to statements as to:

•	our ability to continue operating as a going concern

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to maintain our subsidiary’s license as a Small Business Investment Company (“SBIC”);

•	our ability to cause our subsidiary to be removed from the Small Business Administration’s Office of Liquidation;

•	our ability to operate as a Business Development Company (“BDC”) and a Regulated Investment Company (“RIC”); and

•	the adequacy of our cash resources and working capital.

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
2012 FORM 10-K ANNUAL REPORT

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

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs. Both companies are managed by their executive officers under the supervision of their boards of directors.  Ameritrans and Elk have also elected to be treated as regulated investment companies, or “RICs,” for tax purposes.  Under the Internal Revenue Code, as a RIC, we will generally not be subject to U.S. federal corporate income tax on our investment income if we make qualifying distributions of our income to stockholders.  We qualify for this treatment as long as we distribute at least 90% of our investment company taxable income, if any, to our stockholders as dividends.  Elk’s dividends are payable to Ameritrans as Elk’s sole stockholder.  For the fiscal years ended June 30, 2011 and 2012, no 9 3/8% Cumulative Participating Redeemable Preferred Stock (“Preferred Stock”) dividends have been paid. The dividends for the quarters ending June 30, 2009, September 30, 2009 and December 31, 2009, were paid on March 12, 2010 and the dividends for the quarters ended March 31, 2010 and June 30, 2010 were  paid when due on April 27, 2010 and August 17, 2010, respectively. Accordingly, holders of the Preferred Stock are currently entitled to elect a majority of Ameritrans’ board of directors.

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

During the fiscal year ended June 30, 2012, Ameritrans had, in addition to Elk, five single-member limited liability companies, each of which is wholly owned and four of which each hold one life insurance policy included in our  life insurance settlement portfolio. Elk had one (1) wholly owned subsidiary: EAF Holding Corporation.   EAF Holding Corporation owns and operates certain real estate assets acquired in satisfaction of defaulted loans made by Elk. At June 30, 2012, it was operating certain assets held in satisfaction of loans.

RENOVA STOCK PURCHASE AGREEMENT

On April 12, 2011, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Renova US Holdings Ltd. (“Renova”). Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of our Common Stock at a price per share equal to the greater of $1.80 and the then-prevailing per share net asset value of the Company at the time of issuance (as determined in accordance with the terms of the Purchase Agreement) (the "Applicable Per Share Purchase Price"), at an initial closing to be held no later than November 30, 2011, following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upon the timing of such purchases) at the Applicable Per Share Purchase Price at subsequent closings to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the initial closing and the second anniversary of the initial closing, based upon the terms and conditions set forth in the Purchase Agreement.

 Requisite stockholder approval of the transactions contemplated by the Purchase Agreement was obtained at a special meeting of stockholders held on June 24, 2011. Consummation of the Initial Closing was subject to certain additional customary closing conditions, as well as the approval of the SBA of the indirect change of ownership and control of our wholly-owned subsidiary, Elk, which is a SBA licensee.

On September 19, 2011, we received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA informed us that the proposed transaction, as then structured, would not satisfy applicable SBA management-ownership diversity requirements. While we believed that the transaction satisfied all SBA regulatory requirements, the SBA did not concur with that view.

As of November 16, 2011, Renova and we terminated the Purchase Agreement, although we continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. As noted, below, in Note 12, Commitments and Contingencies – Litigation, we presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised us that Renova was ceasing its efforts to pursue a transaction with us and Elk. As a result, Renova and we are no longer engaging in discussions regarding a potential financing transaction.

On January 19, 2012, Ameritrans Holdings LLC (the “Secured Lender”), an affiliate of Renova  and the holder of the Senior Secured Note (the “Secured Note”), dated January 19, 2011, issued by Ameritrans in favor of the Secured Lender, delivered written notice (the “Default Notice”) to Ameritrans that an event of default under the Secured Note had occurred and was continuing.  Pursuant to the Default Notice, the Secured Lender declared all outstanding principal, interest, fees and other amounts owed by Ameritrans under the Secured Note to be immediately due and payable.   As of the date of the Default Notice, Ameritrans’ outstanding indebtedness under the Secured Note included $1,423,000 million of principal and approximately $29,000 of accrued and unpaid interest, or approximately $1,452,000 in the aggregate.  On March 7, 2012, Ameritrans paid the Secured Lender, $1,420,000 (the “Payoff Amount”) in full satisfaction of Ameritrans’ obligations under the Secured Note.  Upon the Secured Lender’s receipt of such payment, the Secured Note, Ameritrans’ obligations thereunder, all liens and security interests previously granted by Ameritrans to the Lender to secure such obligations, and the related pledge agreement terminated. The Payoff Amount represents an approximate 9.8% discount from the principal, interest and other amounts payable under the Secured Note as of the date of payment.

SBA CAPITAL IMPAIRMENT AND REFERRAL TO OFFICE OF LIQUIDATION

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. As of June 30, 2012, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 69.6%. Accordingly, Elk had a condition of capital impairment as of June 30, 2012, which would require additional capital of approximately $10.5 million to cure.

On March 6, 2012 (the “Notice Date”), Sean J. Greene (“Greene”), Associate Administrator Office of Investment and Innovation of SBA delivered written notice (the “Notice”) to Elk of SBA’s determination that Elk has a condition of capital impairment, based on Elk’s financial condition as of September 30, 2011. As stated in the Notice, Elk’s capital impairment percentage as of September 30, 2011 was 59%.  Pursuant to the Notice, Greene directed Elk to cure the capital impairment within fifteen days from the Notice Date (the “Cure Period”). The Notice indicated the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver if Elk failed to cure the capital impairment within the Cure Period. To date, Elk has not cured its capital impairment.

The Notice also indicated that, on February 22, 2012, Elk was referred to the Office of Liquidation of the SBA, based on Elk’s condition of capital impairment for the quarterly periods ended March 31, 2010 and September 30, 2011, which are continuing.  Also, on March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court of the District of Columbia, alleging, among other things, that the SBA’s refusal to approve prior financing transactions intended to recapitalize Elk and cure its condition of capital impairment were arbitrary and capricious.  Additionally, the SBA has notified Elk that it was not interested in exploring previous settlement proposals by Elk and planned to proceed with liquidation activities.

On June 1, 2012, Elk received a written notice from the SBA (the “Second SBA Notice”) that declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Second SBA Notice indicates that such acceleration of Elk’s obligations relates to an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment described above, which, according to the Second SBA Notice, Elk failed to cure within applicable cure periods.

According to the Second SBA Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) pursuant to the following subordinated debentures:

Date of Issuance	Principal Amount	Stated Interest Rate	Scheduled Maturity Date

July 22, 2002	$2,050,000	4.67%	September 1, 2012

December 22, 2002	$3,000,000	4.63%	March 1, 2013

September 28, 2003	$5,000,000	4.12%	March 1, 2014

February 14, 2004	$1,950,000	4.12%	March 1, 2014

December 26, 2009	$21,175,000	4.11%	March 1, 2020

The Second SBA Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Second SBA Notice stated that the SBA may avail itself of any remedy available to it under the 1958 Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012.  Elk has submitted the requested settlement plan, which included a proposed schedule for the payment of Elk’s indebtedness to SBA and alternatives to SBA’s potential attempts to appoint a receiver.  There can be no assurance, however, that the settlement plan submitted by Elk will be acceptable to the SBA or that the SBA will not pursue the appointment of a receiver or any other remedy available to the SBA.

Elk also intends to continue prosecution of its lawsuit against the SBA, subject to any amicable settlement that may be worked out between the parties, including settlements that would allow Elk to return to the SBA’s Office of Operations and to active lending.  To this end, Elk has filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

As stated above, the SBA has notified Elk that it was not interested in exploring previous settlement proposals by Elk which would cure the regulatory issue that has been cited by SBA as rationale for its continued attempts to remove Elk from the SBIC program.  Accordingly, there can be no assurance that any settlement will be reached.

If the SBA continues to pursue the liquidation of Elk, Ameritrans and/or Elk may be required to terminate certain of their employees, and Elk may no longer be able to provide financing to small business concerns.  In addition, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   In the event Elk is placed in receivership or is otherwise forced to liquidate, Ameritrans’ interest in Elk may lose all value, which would have a material adverse effect on Ameritrans’ business, financial condition and results of operations and Ameritrans may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in Ameritrans’ securities. See “Item 1A.  Risk Factors”.

LAWSUIT AGAINST THE SBA

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court for the District of Columbia (the “District Court”) (Case No. 1200438 CKK), seeking temporary, preliminary, and permanent injunctive relief; declaratory relief; and damages (the “Litigation”). The injunctive relief sought by Elk includes: (i) setting aside the SBA’s decision to transfer Elk to the SBA’s Office of Liquidation (see Note 4, Debentures Payable to SBA), (ii) requiring the SBA to provide Elk with a commercially reasonable amount of time to present a plan for curing Elk’s position of capital impairment and (iii) requiring the SBA to accept legitimate commitment letters from qualified investors in the Company as a cure to Elk’s position of capital impairment, so long as those letters guaranty that funds identified in the commitment letters are transferred by the Company to Elk. Elk’s lawsuit also seeks monetary damages in an amount to be determined at trial.

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

While Elk believed the settlement conditions proposed by the SBA were vague and created additional uncertainty, in a series of communications designed to create greater certainty, Elk expressed its willingness to agree to substantially all of the terms of the SBA’s proposal and in accordance with SBA’s proposal and committed to cure its capital impairment within 60 days from the date of any such settlement. Moreover, Elk committed to a capital infusion within that time period sufficient to reduce Elk’s capital impairment percentage below 35%, a level that is significantly below the 40% threshold required under SBA regulations.  Elk also advised the SBA of its view that, based on Elk’s historic returns, the capital infusion with which Elk proposed to cure its capital impairment would be sufficient to return Elk to profitability and would be advantageous to the SBA inasmuch as it would permit Elk to continue to pay interest on its SBA debentures and repay certain debentures that are scheduled to mature in October 2012.  More importantly, an amicable settlement would permit Elk to return to the active business of providing capital to small businesses.  In its various communications, Elk offered to meet in person with representatives of SBA to discuss its proposal.

Although Ameritrans believed its counter-proposals were consistent in material respects with the proposal initially set forth by the SBA, on May 16, 2012 the SBA indicated, through an e-mail received from SBA’s counsel, that the SBA “was not interested in exploring those proposals,” refused to consider a refinancing of Elk’s debentures and will be “proceeding with liquidation activities.” Ameritrans believes that the SBA’s response to its settlement proposals is consistent with its arbitrary and capricious conduct to date.

On June 1, 2012, Elk received a written notice (the “Notice”) from the SBA that declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Notice indicates that such acceleration of Elk’s obligations relates to an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment described above, which, according to the Notice, Elk failed to cure within applicable cure periods.

According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (as of June 30, 2012, Elk’s aggregate Indebtedness to the SBA was $21,517,506, including $342,506 of interest and fees) pursuant to the following subordinated debentures:

Date of Issuance	Principal Amount	Stated Interest Rate	Scheduled Maturity Date

July 22, 2002	$2,050,000	4.67%	September 1, 2012

December 22, 2002	$3,000,000	4.63%	March 1, 2013

September 28, 2003	$5,000,000	4.12%	March 1, 2014

February 14, 2004	$1,950,000	4.12%	March 1, 2014

December 26, 2009	$9,175,000	4.11%	March 1, 2020

The Notice states that Elk is required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Notice states that the SBA may avail itself of any remedy available to it under the Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA has requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012.  Any such plan would specify a proposed payment schedule for the Indebtedness and would be intended as an alternative to SBA’s potential attempts for the appointment of a receiver.  Elk intends to submit the requested settlement plan by June 18, 2012.  There can be no assurance, however, that any settlement plan submitted by Elk would be acceptable to the SBA or that the SBA would not pursue the appointment of a receiver or any other remedy available to the SBA.

Elk also intends to continue prosecution of its lawsuit against the SBA, subject to any amicable settlement that may be worked out between the parties, including settlements that would allow Elk to return to the SBA’s Office of Operations and to active lending.  To this end, Elk filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

While Elk has repeatedly brought financing proposals to the SBA that would permit it to return to active lending, the SBA has consistently rejected these proposals.  We continue to believe that the SBA’s actions to date have been arbitrary and capricious.  In light of this latest negative response from the SBA, Elk intends to continue prosecution of its lawsuit against the SBA, described above.  The lawsuit may be expanded and/or amended to reflect the actions of certain parties which were discovered through the production of the SBA’s Administrative Record.

If the SBA determines to pursue the liquidation of Elk, Ameritrans and/or Elk may be required to terminate certain of their employees, and Elk may no longer be able to provide financing to small businesses.

In addition, if the SBA were to require Elk to immediately repay its outstanding indebtedness, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   The SBA may institute proceedings to place Elk into receivership and to appoint the SBA or its designee as the receiver.  The interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.  As noted above, in the event Elk is placed in receivership or is otherwise forced to liquidate, Ameritrans’ interest in Elk may lose all value, which would have a material adverse effect on Ameritrans’ business, financial condition and results of operations and Ameritrans may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in Ameritrans’ securities.

Additional information about the Litigation can be found on the Public Access to Court Electronic Records (PACER) web site at www.pacer.gov. The PACER website is operated by the Administrative Office of the U.S. Courts.  The Company does not warrant the accuracy or completeness of the PACER website and expressly disclaims liability for errors or omissions on such website.  The information set forth on the PACER website shall not be deemed to be a part of or incorporated by reference into this filing or any other filing by the Company with the SEC.

Other Events

On September 20, 2011, the staff of The Nasdaq Stock Market (“Nasdaq”) notified Ameritrans that it was not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which requires listed issuers to maintain a minimum closing bid price of $1.00 per share for continued listing (the “Minimum Bid Requirement”).  On October 3, 2011, the Nasdaq staff notified Ameritrans that Ameritrans was not in compliance with Nasdaq Marketplace Rule 5550(b)(1), which requires listed companies to maintain minimum stockholders’ equity of $2.5 million (the “Minimum Stockholders’ Equity Requirement”).  Following the Nasdaq staff’s review of information provided by Ameritrans, by letter dated February 1, 2012 (the “Determination Letter”) the Nasdaq staff notified Ameritrans that it did not satisfy certain conditions necessary for an extension of the time period in which Ameritrans might demonstrate its compliance with the Minimum Stockholders’ Equity Requirement.  The Determination Letter also indicated the Nasdaq staff’s determination to suspend trading in, and delist, Ameritrans’ securities, subject to Ameritrans’ right to appeal such determination.  Ameritrans appealed such determination to Nasdaq Hearings Panel (the “Panel”), which stayed the suspension of trading in, and delisting of, Ameritrans securities.

On May 1, 2012, Ameritrans received a letter from the Nasdaq staff informing Ameritrans that the Panel had denied Ameritrans’ appeal and determined to delist Ameritrans’ securities from Nasdaq, effective at the open of trading on May 3, 2012, based on Ameritrans’ non-compliance with the Minimum Stockholders’ Equity Requirement and the Minimum Bid Requirement.  On June 27, 2012, Nasdaq filed a Form 25 Notification of Delisting with the SEC after all appeal periods had expired.  Following delisting of Ameritrans’ securities, Ameritrans securities began trading in the over-the-counter market on the OTC Bulletin Board.

On March 16, 2012, Ameritrans paid the holders of its Promissory Notes issued December 19, 2009 and March 23, 2011, as amended, which were scheduled to mature in May 2012 (the “Senior Notes”), an aggregate of $2,650,000, including default interest of approximately $77,000, (the “Senior Notes Payoff Amount”) in  full satisfaction of Ameritrans’ obligations under the Senior Notes.  Upon the noteholders’ receipt of such payment, the Senior Notes and Ameritrans’ obligations thereunder terminated.  The Senior Notes Payoff Amount represents an approximate 14.2% discount from the principal, interest and other amounts payable under the Senior Notes as of date of payment.   A member of Ameritrans’ board of directors and certain affiliated entities held $2,035,000 principal amount of the Senior Notes, and as such received approximately $1,799,000 of the Senior Notes Payoff Amount.

KEY QUANTITATIVE AND QUALITATIVE FINANCIAL MEASURES AND INDICATORS

Net Asset (Liability) Value

Our net asset (liability) value (“NAV”) per share was $(2.11) and $(0.40) as of June 30, 2012 and June 30, 2011, respectively. As we must report our assets at fair value for each reporting period, NAV also represents the amount of stockholders’ equity (liability) per share for the reporting period.  Our NAV is comprised mostly of investment assets less debt and other liabilities:

	June 30, 2012		June 30, 2011
	Fair Value	Per Share	Fair Value	Per Share
Investments at fair value:
Investments in debt securities	$12,219,741	$3.60	$20,526,100	$6.04
Investments in life settlement contracts	3,204,001	0.94	2,408,000	0.71
Investments in equity securities	1,078,864	0.32	987,635	0.29
Cash and cash equivalents	184,338	0.05	4,151,616	1.22
Other assets	2,254,427	0.66	2,048,783	0.61
Total Assets	18,941,371	5.57	30,122,134	8.87
Borrowings	21,175,000	(6.23)	25,675,000	(7.56)
Other liabilities	1,329,859	(0.39)	2,211,041	(0.65)
Total Liabilities	22,504,859	(6.62)	27,886,041	(8.21)
Preferred Stock	3,600,000	(1.06)	3,600,000	(1.06)
NET ASSET (LIABILITY) VALUE APPLICABLE TO COMMON STOCK	$(7,163,488)	$(2.11)	$(1,363,907)	$(0.40)

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

Net Unrealized Depreciation on Investments

During the year ended June 30, 2012, our investments had a net unrealized depreciation of approximately $1,991,890.  The net unrealized depreciation for the year ended June 30, 2012 is primarily due to unrealized write-downs of $1,934,918 in our Corporate Loan portfolio and, to a lesser extent, decreases in the fair value of our Commercial Loan portfolio of $128,644 and our Life Insurance Settlement Contracts portfolio of $95,657. These write-downs were partially offset by a fair value increase in our Equity Investments portfolio aggregating $167,329.

Net Decrease in Net Assets Resulting From Operations

The net decrease in net assets resulting from operations for the year ended June 30, 2012 was $5,462,081, or a decrease of $1.61 per outstanding share of Common Stock. The factors contributing to this decrease were: a net investment loss of $3,654,870, net realized gains on retirement of debt of $184,679 and unrealized losses on investments of $1,991,890.

Net Investment Loss and Net Realized Gains

Net investment loss and net realized loss represent the net decrease in stockholders’ equity before net unrealized appreciation or depreciation on investments. For the year ended June 30, 2012, net investment loss and net realized gains were approximately $3,470,191 or $1.02 per share. Generally, we seek to fund our dividend from net investment income and net realized gains. For the year ended June 30, 2012, dividends accrued on our Preferred Stock totaled $337,500 or approximately $1.125 per share (equal to $0.10 per share of our Common Stock).

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

Generally, we seek to fund our dividend from GAAP current earnings, primarily from net interest and other income generated by our investment portfolio and without a return of capital or a high reliance on realized capital gains. The following table sets forth the dividends paid and accrued by us on our Preferred Stock (there were no dividends on Common Stock):

	For the year ended June 30, 2012
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2011 – September 30, 2011)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2011 – December 31, 2011)	$0.28125	$84,375	Not Declared
Third Quarter (January 1, 2012–March 31, 2012)	$0.28125	$84,375	Not Declared
Fourth Quarter (April 1, 2012– June 30, 2012)	$0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Paid and Accrued	$1.1250	$337,500

Business Categories

We currently report our investments in four categories:  1) Corporate Loans; 2) Commercial Loans; 3) Life Insurance Settlements and 4) Equity Investments.

Corporate Loans

Beginning in June 2007, the Company began investing in middle market syndicated loans.  Our investment strategy is to build a diverse portfolio of corporate loans (“Corporate Loans”) to middle market companies (the “Corporate Loan Strategy”).  Given the size of the Corporate Loan market, we believe that the Corporate Loan Strategy will allow us to increase our asset base significantly, assuming the Company can obtain adequate financing.  As of June 30, 2012, the Company had assets with fair value aggregating $6,991,494 invested as part of our Corporate Loan Strategy.

To pursue our Corporate Loan Strategy, we engaged an adviser, Velocity Capital Advisors, LLC (“Velocity” or “VCA”), which was responsible for recommending to us for investment and, thereafter, recommending action, with respect to Corporate Loans.  Our stockholders approved an Investment Management and Advisory Agreement (“Advisory Agreement”) pursuant to which Velocity would act as our adviser with respect to the Corporate Loan Strategy on March 18, 2008 and on December 10, 2009 our stockholders approved an amendment to the Advisory Agreement. On June 2, 2010, an additional amendment to the Advisory Agreement was approved by our stockholders.

The Advisory Agreement provided for advisory fees payable to Velocity, which were comprised of (a) a base fee of 1.5% per annum, calculated quarterly, of the value of the Company’s corporate loan portfolio; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Company’s Corporate Loan portfolio and (c) a capital gains fee of 17.5% based on capital gains generated from the Company’s Corporate Loan portfolio.  Ameritrans has a formal Investment Committee, comprised of both internal management and disinterested directors, that reviews all potential investments and makes the final decision for each investment and the continuation of such investment. As such, Velocity provided only recommendations and advice and had no management authority in any of the Company’s investment decisions.

On December 10, 2011 the Advisory Agreement expired and our management has been responsible for the investment portfolio.

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

Commercial Loans

We began making loans to diversified small businesses (“Commercial Loans”) primarily in the New York City metropolitan area in 1985.  Until we commenced the implementation of its Corporate Loan Strategy, we had been increasing this portfolio on a selective basis, with a concentration on loans to operators of restaurants, laundromats, commercial construction, broadcasting telecommunications and other diversified industries.  Many of our commercial loans are secured by real estate mortgages which are primarily first mortgages on various properties.  At June 30, 2012, the fair value of our Commercial Loans was $5,228,247.

Our Commercial Loans primarily finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business.  We generally hold these loans to maturity, although from time to time we sell participation interests in our loans to share risk, or purchase participation interests in loans originated by other finance companies. We generally obtain interest rates on our Commercial Loans that are higher than can be obtained on Corporate Loans. We believe that the higher yield on Commercial Loans compensates for their higher risk of default relative to other investment categories and that we will benefit from the diversification of our portfolio. Interest rates on currently outstanding Commercial Loans range from 4.8% to 12.0%, with a weighted average of 10.7% (6.5% on performing loans).

SBA Regulations set a ceiling on the interest rates that an SBIC may charge its borrowers. The maximum rate of interest that Elk was allowed to charge its borrowers for loans originated during the year ended June 30, 2012 was 19.0%.

Life Settlement Contracts

In September, 2006, we entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals. Subsequently, after a series of events involving charges against the manager of the Joint Venture for securities law violations and a court order freezing the assets of the manager, including the Joint Venture, on April 14, 2009, a receiver was appointed (the “Receiver”) to operate the Joint Venture and to administer the assets of the Joint Venture and other entities with which the manager of the Joint Venture was involved (the “Receivership Estate”). Following discussions with the Receiver, in December 2009, we negotiated an agreement, which, among other items, granted us the right to purchase the policies, subject to certain terms and conditions, including, but not limited to our agreement to pay the Receivership Estate 20% of all recoveries until the Company has recouped $2.1 million, plus the amount of any premiums paid following the date of the Purchase Agreement and 50% of all recoveries above such amount.

After a review of the current financing and regulatory environment, and other opportunities to make loans and investments, we decided to exit this line of business and plan to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of June 30, 2012, the fair value of our life settlement portfolio was $3,204,001, which represents our estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits related to four (4) life insurance policies with an aggregate face value of $17,250,000. In August 2011, we were notified that one the insureds included in a life settlement policy in our portfolio had passed away. Accordingly, we received approximately $320,000 from the proceeds of such policy, net of 20% that was paid to the Receiver from whom we acquired the policy.

Equity Investments

Ameritrans, to a limited extent, makes equity investments.  These investments may be independent or incidental to our other lines of business.  The fair value of the equity securities in Ameritrans’ investment portfolio at June 30, 2012 aggregated $1,078,864.  Elk may make additional equity investments. However, under SBA rules, unless necessary to protect a prior investment of Elk that is at risk, equity investments shall not exceed 20% of Elk’s total assets.

The following table shows our portfolio by business category at June 30, 2012 and June 30, 2011:

	June 30, 2012			June 30, 2011
Business Category	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$5,857,873	$5,228,247	31.7%	$6,745,797	$6,244,815	26.1%
Corporate Loans	10,668,191	6,991,494	42.4%	16,023,064	14,281,285	59.7%
Life Settlements	4,573,290	3,204,001	19.4%	3,681,632	2,408,000	10.1%
Equity Securities	1,302,027	1,078,864	6.5%	1,378,127	987,635	4.1%
Total	$22,401,381	$16,502,606	100.0%	$27,828,620	$23,921,735	100.0%

(1)   Represents percentage of total portfolio at fair value.

The Company’s total investments at fair value, as estimated by management and approved by the board of directors, approximated 99% of total assets and June 30, 2012 and 96% of total assets at June 30, 2011.

Valuation details

	June 30, 2012		June 30, 2011
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,761,340	10.7%	$1,820,868	7.6%
Commercial Construction	2,339,724	14.2%	2,456,368	10.3%
Computer Software	-	-	910,067	3.8%
Construction and Predevelopment	1,050,000	6.4%	1,300,494	5.4%
Direct Marketing	-	-	1,312,500	5.5%
Debt Collection	453,909	2.7%	475,605	2.0%
Education	719,308	4.3%	829,824	3.5%
Film Distribution	-	-	928,000	3.9%
Food and Candy Manufacturing	2,693,471	16.3%	2,581,886	10.8%
Gaming	1,001,250	6.1%	-	-
Life Insurance Settlement Contracts	3,204,001	19.4%	2,408,000	10.1%
Manufacturing	1,165,407	7.1%	2,533,545	10.6%
Printing/Publishing	940,722	5.7%	1,344,691	5.6%
Restaurant/Food Service	1,052,162	6.4%	3,215,663	13.5%
Supermarkets	-	-	1,500,000	6.3%
Other industries less than 1%	121,312	0.7%	304,224	1.1%
TOTAL	$16,502,606	100.00%	$23,921,735	100.00%

SOURCES OF FUNDS

We fund our operations from a variety of sources.  Historically, Elk has been authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, aggregating $21,175,000 with fixed rates of interest plus user fees, which results in rates ranging from 4.11% to 5.54%, Elk has, to date, borrowed funds only from banks. Elk had a line of credit with one bank that had been paid in full in August 2010 and which expired on July 6, 2011.

In December 2009 and March 2010, we issued 8.75% notes in an aggregate principal amount of $3,000,000. In January 2011, the interest rate was adjusted to 12% and the maturity was extended to May 2012 for which the holders of these notes were paid a fee of 1%. Our obligations under these notes were satisfied on March 7, 2012. See Note 5 of Notes to Consolidated Financial Statements.

Also, in January 2011, we issued a Senior Secured Note in the principal amount of $1,500,000 with an interest rate of 12%, maturing on February 1, 2012. Our obligations under this note were satisfied on March 16, 2012. See Note 5 of Notes to Consolidated Financial Statements.

As interest rates fluctuate, our cost of funds may also fluctuate, while the rates on our outstanding loans to a significant number of our borrowers remain fixed. This may contribute to fluctuations in our financial performance.   To partially mitigate this volatility, from time to time we have purchased interest rate swaps.

Pursuant to an agreement with SBA (the “SBA Agreement”), Elk agreed to limit its aggregate indebtedness based on a computation of a borrowing base (the “Borrowing Base”) each quarter. The borrowing base computation was calculated to determine that the total amount of debt due on senior bank debt and SBA debentures did not exceed approximately 80% of the value of performing loans and investments in Elk’s portfolio.  Loans that are more than 90 days in arrears are valued at a lower amount in computing the Borrowing Base.  Inasmuch as Elk has paid off all of its bank debt, the SBA has agreed to waive its Borrowing Base requirements and, accordingly, Elk is no longer required to submit a Borrowing Base computation to the SBA. In connection with the SBA Agreement, Elk has also entered into an intercreditor agreement (the “Intercreditor Agreement”) and a custodian agreement (the “Custodian Agreement”) with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk’s indebtedness to the banks and the SBA. The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral.  Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.  The Intercreditor Agreement provides Elk with a right of substitution, permitting other new bank lenders to become parties to the Intercreditor Agreement.

Alternative Sources of Financing

On April 12, 2011, we entered into the Purchase Agreement with Renova. Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of our Common Stock at the Applicable Per Share Purchase Price, at an initial closing to be held no later than November 30, 2011, following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upon the timing of such purchases) at the Applicable Per Share Purchase Price at subsequent closings to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the initial closing and the second anniversary of the initial closing, based upon the terms and conditions set forth in the Purchase Agreement.

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

On September 19, 2011, we received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA informed us that the proposed transaction, as then structured, would not satisfy applicable SBA management-ownership diversity requirements. While we believed that the transaction satisfied all SBA regulatory requirements, the SBA did not concur with that view.

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement, although the Company continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. As noted, below, in Note 12 of Notes to Consolidated Financial Statements, Commitments and Contingencies – Litigation, we presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised us that Renova was ceasing its efforts to pursue a transaction with us and Elk. As a result, Renova and we are no longer engaging in discussions regarding a potential financing transaction.

As also discussed in Note 12, in February 2012, we presented a potential transaction with another party, which was rejected by SBA.

The Company is actively pursuing alternative sources of financing. There is no assurance that any alternative sources of financing will be available, especially in light of Elk's current status with respect to the SBA and the status of the SBA subordinated debentures, or what the terms of any alternative transaction would be.

In connection with the anticipated termination of the Advisory Agreement, as contemplated by the Purchase Agreement, we canceled a warrant that was issued to Velocity on December 10, 2009. Such warrant gave Velocity the right to purchase 100,000 shares of our Common Stock at an initial exercise price of $1.25, subject to adjustment, for five years from the date of issuance.

Credit and Investment Process

For our Corporate Loan investments, we employ a due diligence intensive investment strategy.  By focusing on the operating components of revenue and cash flow, we, alone or with our external advisors, develop underwriting cases, stress models and event-specific case scenarios for each company analyzed.

We focus on lending and investing opportunities in:

•	companies with EBITDA of $10 million to $100 million;

•	companies with financing needs of $1 million to $150 million;

•	companies owned by well-known equity sponsors;

•	non-sponsored companies with successful management; and

•	high-yield bonds and broadly syndicated loans.

We expect to source investment opportunities from:

•	our investment advisors, if any;

•	private equity sponsors;

•	regional investment banks for non-sponsored companies;

•	other middle market lenders with whom we can “club” loans;

•	regional business brokers; and

•	other finance companies, BDCs and SBICs.

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

Credit Monitoring

Our management team has significant experience monitoring portfolios of credit-related investments.  Most of our investments will not be liquid and, therefore, we must be prepared to take action if potential issues arise, so that we can work closely with the portfolio company management team or private equity sponsor, if applicable, to take any necessary remedial action quickly.

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

EMPLOYEES

As of June 30, 2012, we employed a total of four (4) employees. We augment our staff utilizing part-time consultants, as needed, including our chief financial officer and controller.

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

(f)
We must distribute as dividends at least 90% of our investment company taxable income (as defined in Section 852 of the Internal Revenue Code), as well as 90% of the excess of our tax-exempt income over certain disallowed tax-exempt interest deductions. This treatment substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. A RIC is, however, generally subject to federal income tax at regular corporate rates on undistributed investment company taxable income. No dividends on the Company’s common stock were paid in each of the fiscal years ended June 30, 2012 and 2011, inasmuch as the Company has had no taxable income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

Under current SBA Regulations and subject to local usury laws, the maximum rate of interest that Elk may charge may not exceed the higher of (i) 19% or (ii) a rate calculated with reference to Elk’s weighted average cost of qualified borrowings, as determined under SBA Regulations or the SBA’s current debenture interest rate.  The current maximum rate of interest permitted on loans originated by Elk is 19%.  At June 30, 2012, Elk’s outstanding loans receivable had a weighted average rate of interest of 10.4%.  SBA Regulations also require that each loan originated by SBICs have a term of between one year and twenty years.

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

Under SBA Regulations, without prior SBA approval, loans by licensees with outstanding SBA leverage to any single Small Business Concern may not exceed 20% of an SBIC’s Leverageable Capital (as defined by applicable SBA regulations).  As of June 30, 2012, Elk’s Leverageable Capital was approximately $10.6 million. Under the terms of the SBA Agreement, however, Elk is authorized to make loans to Disadvantaged Concerns in amounts not exceeding 20% of its respective Leverageable Capital.

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

Effective February 22, 2012, Elk was referred to the SBA's Office of Liquidation.

COMMON STOCK DIVIDEND REINVESTMENT PLAN

We have authorized a dividend reinvestment plan (“DRIP”) that provides for reinvestment of our distributions on behalf of our common stockholders, unless a stockholder elects to receive cash, as allowed in the plan.  As a result, if our Board of Directors authorizes, and we declare, a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our Common Stock, rather than receiving the cash. Our DRIP does not apply to our Preferred Stock.

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

We have incurred operating losses and negative operating cash flow and future losses are anticipated.  The SBA has referred Elk to the Office of Liquidation and has declared Elk’s total indebtedness to the SBA to be immediately due and payable. Further, it may institute legal proceedings seeking the appointment of the SBA as Elk’s receiver and force Elk to liquidate. As such, our ability to pay our indebtedness and/or raise capital has been severely adversely impacted.   Management has determined that significant additional sources of capital will likely be required for us to continue operating through the end of our next fiscal year and beyond and we are actively pursuing financing and alternative transactions to strengthen our capitalization. Our plan of obtaining equity financing may not be successful, especially so long as Elk remains in the Office of Liquidation.  Our plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand our business and/or satisfy the capital requirements of the SBA. In addition, restrictions imposed by the SBA may limit our ability to attract potential investors and/or consummate a financing or other transaction.  These factors raise doubt about our ability to continue as a going concern.  Realization of assets is dependent upon our continued operations, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. Our ability to continue as a going concern is dependent on securing additional financing and on improving our profitability and cash flow. There can be no assurance that we will be able to obtain financing or improve profitability and cash flow or that doing so will enable us to continue as a going concern.

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

The SBA's declaration of Elk's debentures to be immediately due and payable and Elk's transfer to the SBA’s Office of Liquidation may materially and adversely affect our business and the value of our securities.

As an SBIC we must comply with the rules and regulations of the SBA. At June 30, 2012, the aggregate amount of principal, interest and fees due under Elk’s outstanding debentures payable to the SBA was $21,517,506, including $342,506 of interest and fees.  On March 6, 2012, we received a notice from the SBA of the SBA's determination that Elk has a condition of impairment, directing Elk to cure the capital impairment within 15 days of the date of the notice and indicating, among other things, that on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation. As the capital impairment has not been cured to date, the SBA has declared Elk's debentures immediately due and payable.  If the SBA were to require Elk to immediately repay its outstanding indebtedness, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   As a result of Elk's having been referred to the SBA's Office of Liquidation, Elk is not eligible for additional financing from the SBA and the SBA may institute proceedings to place Elk into receivership and to appoint the SBA or its designee as the receiver.  The interests represented by any such receiver could differ materially from the interests of our stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, our interest in Elk may lose all value, which would have a material adverse effect on our business, financial condition and results of operations.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.   In addition, Elk would, likely, not be permitted to make any new investments or significant expenditures without the SBA’s prior approval unless and until it is transferred out of the SBA’s Office of Liquidation.

We failed to pay dividends on our Preferred Stock in an amount equal to two years of dividends, so the holders of our Preferred Stock are entitled to elect a majority of our directors.

The terms of the Preferred stock provide for quarterly dividends in the amount of $0.28125 per outstanding share of Preferred Stock. We have not declared or paid dividends on the Preferred Stock for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012. The terms of the Preferred Stock provide that, if dividends on the Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Preferred Stock will be entitled to elect a majority of our Board of Directors. Accordingly, the holders of our Preferred Stock will be entitled to elect a majority of our the members of our Board of Directors until such time as the accrued but unpaid dividends on our Preferred Stock have been paid.

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

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to (i) dispose of certain investments quickly or (ii) raise additional capital to prevent the loss of RIC status.  If we fail to qualify as a RIC for any reason and become or remain subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income, if any, available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

We have not operated at a profit in recent years and we incurred a loss in fiscal 2012 and may incur additional losses in 2013. At June 30, 2012, we had net liabilities of approximately $3.6 million, a decline of approximately $5.8 million from the prior fiscal year-end. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted, accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues have declined from $6.3 million in 2008 to $2.1 million in 2012. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current relationships could be terminated and we may not be able to obtain additional financing.

We had a line of credit with one bank that had been paid in full as of August 31, 2010 and which expired on July 6, 2011.  We anticipate that, as the need for additional working capital arises from time to time, we may seek to establish new credit lines, subject to approval from the applicable lenders. We currently anticipate that, assuming we are not forced into liquidation by the SBA, our available cash resources, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, additional financing may be required to satisfy our operating requirements and we cannot provide assurance that such additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On July 1, 2010, we entered into a thirty-one month sublease with an unrelated party for office space in Manhattan. This sublease calls for payments of $6,000 per month, including electric. Rent expense under this lease aggregated $72,000 for the year ended June 30, 2012.

On July 16, 2010, we entered into a seven-year and one month sublease with an unrelated party for office space for our headquarters in Jericho, New York. This sublease requires rental payments ranging from $98,250 to $115,769 per year, including electric. The sublease calls for escalation based on changes, from a base period, in real estate tax amounts as incurred by the sublandlord. The sublandlord may terminate this sublease with us effective July 30, 2014, if written notice is given on or before July 30, 2013. Rent expense under this lease aggregated $101,187 for the year ended June 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

Lawsuit Against the SBA

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court for the District of Columbia (the “District Court”) (Case No. 1200438 CKK), seeking temporary, preliminary, and permanent injunctive relief; declaratory relief; and damages (the “Litigation”). The injunctive relief sought by Elk includes: (i) setting aside the SBA’s decision to transfer Elk to the SBA’s Office of Liquidation (see Note 4, Debentures Payable to SBA), (ii) requiring the SBA to provide Elk with a commercially reasonable amount of time to present a plan for curing Elk’s position of capital impairment and (iii) requiring the SBA to accept legitimate commitment letters from qualified investors in the Company as a cure to Elk’s position of capital impairment, so long as those letters guaranty that funds identified in the commitment letters are transferred by the Company to Elk. Elk’s lawsuit also seeks monetary damages in an amount to be determined at trial.

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

As described above, on June 1, 2012, Elk received the Second SBA Notice, which declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Notice stated that Elk is required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012. In addition the Notice states that the SBA may avail itself of any remedy available to it under the Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process and Elk submitted such a plan on June 18, 2012. There can be no assurance, however, that any settlement plan submitted by Elk would be acceptable to the SBA or that the SBA would not pursue the appointment of a receiver or any other remedy available to the SBA.

Elk also intends to continue prosecution of its lawsuit against the SBA, subject to any amicable settlement that may be worked out between the parties, including settlements that would allow Elk to return to the SBA’s Office of Operations and to active lending.  To this end, Elk filed an amended complaint in the Litigation on June 7, 2012 while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”  There can be no assurance that the Litigation will be successful or that any settlement will be reached between Elk and the SBA.

The SBA made a motion for Summary Judgment in the Litigation and Elk filed its Memorandum of Law in Opposition to SBA's motion for Summary Judgment.  Simultaneously with the filing of its reply, Elk filed a motion seeking leave to conduct discovery.

On September 17, 2012, the Court issued a ruling finding it prudent to postpone further briefing on SBA's Motion for Summary Judgment to allow Elk's Motion for Leave to Serve Discovery to be fully briefed.  The court ruled that the Motion for Summary Judgment was held-in-abeyance.  The court ruled that the SBA need not and shall not file a reply until otherwise ordered by the Court.  The court ordered the SBA to file a response to Elk's Motion for Leave to Serve Discovery by no later than October 1, 2012; Elk shall file its reply, if any, by no later than October 11, 2012.

The court also stated that the "parties are STRONGLY encouraged to meet and confer in an attempt to resolve their disagreement or narrow the areas of dispute requiring the Court's resolution."

If the SBA continues to pursue the liquidation of Elk, Ameritrans and/or Elk may be required to terminate certain of their employees, and Elk may no longer be able to provide financing to small business concerns.  In addition, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   In the event Elk is placed in receivership or is otherwise forced to liquidate, Ameritrans’ interest in Elk may lose all value, which would have a material adverse effect on Ameritrans’ business, financial condition and results of operations and Ameritrans may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in Ameritrans’ securities.

Additional information about the Litigation can be found on the Public Access to Court Electronic Records (PACER) web site at www.pacer.gov. The PACER website is operated by the Administrative Office of the U.S. Courts.  The Company does not warrant the accuracy or completeness of the PACER website and expressly disclaims liability for errors or omissions on such website.  The information set forth on the PACER website shall not be deemed to be a part of or incorporated by reference into this filing or any other filing by the Company with the SEC.

Other

From time to time, we are engaged in various legal proceedings incident to the ordinary course of our business.  In the opinion of our management and based upon the advice of legal counsel, other than the matter referred to in the previous paragraphs, there is no proceeding pending, or to the knowledge of management, threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

Ameritrans Common Stock was listed on the NASDAQ Capital Market under the symbol AMTC until the open of trading on May 3, 2012. Ameritrans Preferred Stock was listed on the NASDAQ Capital Market under the symbol AMTCP until the open of trading on May 3, 2012. Our Common Stock and Preferred Stock were delisted from the NASDAQ Capital Market at the open of business on May 3, 2012, and thereafter were traded in the over-the-counter market.

The following table shows (i) the high and low sale prices per share of Common Stock and Preferred Stock as reported by NASDAQ, for each quarter in the fiscal years ended June 30, 2011 and the period commencing July 1, 2012 and ending on May 2, 2012 and (ii) the high and low closing bid prices per share of Common Stock and Preferred Stock in the over-the-counter markets, for the period commencing May 3, 2012 and ending on June 30, 2012.

Ameritrans Common Stock	High	Low

Fiscal 2011
1st Quarter	$1.32	$1.01
2nd Quarter	$1.32	$0.95
3rd Quarter	$1.15	$0.95
4th Quarter	$1.57	$0.96

Fiscal 2012
1st Quarter	$1.17	$0.54
2nd Quarter	$0.70	$0.12
3rd Quarter	$0.32	$0.11
4th Quarter	$0.24	$0.11

Ameritrans Preferred Stock	High	Low

Fiscal 2011
1st Quarter	$11.98	$8.50
2nd Quarter	$10.94	$8.51
3rd Quarter	$10.00	$8.78
4th Quarter	$11.00	$9.15

Fiscal 2012
1st Quarter	$11.03	$6.29
2nd Quarter	$6.27	$2.50
3rd Quarter	$4.00	$2.00
4th Quarter	$2.00	$0.75

The following table details information regarding our existing equity compensation plans as of June 30, 2012:

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options	Weighted-average exercise price of fully vested options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	239,426 (1)	$3.28	0 (1)(3)
Equity compensation plans not approved by security holders (2)	--	--	--
Totals	239,426 (1)	$3.28	0 (1)(3)

(1)  Includes fully vested options to purchase up to 200,000 shares of Common Stock granted to employees under the 1999 Employee Plan and options to purchase up to 39,426 shares granted to non-employee directors under the Non-Employee Director Plan. See “Stock Option Plans.”

(2) All of our equity compensation plans have been approved by our stockholders.

(3) Our stock options plans expired May 21, 2009.

We declared and paid the quarterly dividend on the Preferred Stock since the Preferred Stock was issued through June 30, 2010.  On March 12, 2010, we paid the cumulative arrearages on our Preferred Stock of $0.28125 per share for the periods April 1, 2009 through June 30, 2009; July 1, 2009 - September 30, 2009 and October 1, 2009-December 31, 2009. The dividends for these quarters were declared on February 25, 2010 and paid on March 12, 2010. The dividend for the fiscal quarter January 1, 2010 through March 31, 2010 was declared on April 9, 2010 and paid on April 27, 2010.  Our Board of Directors declared a dividend of $0.28125 per share on July 21, 2010 on the Preferred Stock for the period April 1, 2010 through June 30, 2010, which was paid on August 17, 2010 for all holders of the Preferred Stock of record as of August 2, 2010.  No dividends on Preferred Stock have been paid or declared for any quarter subsequent to that date.  The terms of the Preferred Stock provide, among other things, that if dividends on the Preferred Stock are unpaid in an amount equal to at least two years of dividends, the holders of Preferred Stock will be entitled to elect a majority of our board of directors.

As of September 21, 2012, there were 140 holders of record of the Ameritrans Common Stock, and 4 holders of record of the Preferred Stock, which is exclusive of those shares held in street name.

ITEM 6. SELECTED FINANCIAL DATA

The table below contains certain summary historical financial information of Ameritrans. You should read this table in conjunction with the consolidated financial statements of Ameritrans (the “Financial Statements”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

STATEMENTS OF OPERATIONS DATA	FISCAL YEAR ENDED JUNE 30,
	2012	2011	2010	2009	2008
Investment income	$2,061,077	$2,128,632	$1,655,436	$3,344,324	$6,260,277
Interest expense	$1,280,954	$1,446,193	$906,202	$1,090,074	$2,357,504
Other expenses	$4,788,613	$5,905,188	$4,725,649	$5,194,210	$3,949,293
Total expenses	$6,069,567	$7,351,381	$5,631,851	$6,284,284	$6,306,797
Net investment loss	$(3,654,870)	$(5,222,749)	$(3,976,415)	$(2,939,960)	$(46,520)
Net realized/unrealized losses on investments	$(1,807,211)	$(579,827)	$(2,398,548)	$(2,522,493)	$(491,051)
Net decrease in net assets from operations	$(5,462,081)	$(5,802,576)	$(6,374,963)	$(5,462,453)	$(537,571)
Dividends on Preferred Stock	$(337,500)	$(337,500)	$(421,875)	$(253,125)	$(337,500)
Net decrease in net assets from operations available to common stockholders	$(5,799,581)	$(6,140,076)	$(6,796,838)	$(5,715,578)	$(875,071)
Net decrease in net assets from operations per common share	$(1.71)	$(1.81)	$(2.00)	$(1.68)	$(0.26)
Common Stock dividends paid	$-	$-	$-	$-	$67,912
Common Stock dividends paid per common share	$-	$-	$-	$-	$0.02
Weighted average number of shares of Common Stock outstanding	3,395,583	3,395,583	3,395,583	3,395,583	3,394,981

STATEMENTS OF ASSETS AND LIABILITIES DATA
	2012	2011	2010	2009	2008
Investments	$16,502,606	$23,921,735	$25,455,698	$26,409,468	$59,598,287
Total assets	$18,941,371	$30,122,134	$33,909,362	$28,286,156	$61,981,468
Notes payable and demand notes	$-	$4,500,000	$3,370,000	$370,000	$28,195,697
Subordinated SBA debentures	$21,175,000	$21,175,000	$21,175,000	$12,000,000	$12,000,000
Total liabilities	$22,504,859	$27,886,041	$25,533,193	$13,142,314	$41,183,176
Total net assets (liabilities)	$(3,563,488)	$2,236,093	$8,376,169	$15,143,842	$20,798,292

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Total Investment Income

Our investment income for the year ended June 30, 2012, decreased $67,555 or 3% to $2,061,077 as compared with the prior year’s investment income of $2,128,632. The decrease is primarily due to a net decrease in interest income of $52,609. This net decrease in interest income is attributable, primarily, to a decrease of approximately $360,000 in interest from Corporate Loans and $83,000 from Commercial Loans due to a smaller portfolio maintained throughout most of the year. This aggregate decrease was partially offset by an interest recovery of approximately $390,000 from Commercial Loans.

Loans

Corporate Loans outstanding at June 30, 2012, decreased by $7,289,791, or 51%, to $6,991,494, as compared with Corporate Loans outstanding of $14,281,285 at June 30, 2011.  This net decrease is primarily attributable to sales (primarily for liquidity purposes) and payoffs of approximately $8.4 million and a downward adjustment of fair values of approximately $1.9 million. This Corporate Loans portfolio decrease was partially offset by new loans aggregating approximately $3.0 million. Additionally, Commercial Loans decreased approximately $1.0 million, or 16%, from $6.2 million in 2011 to $5.2 million in 2012, pursuant to our business strategy of reducing our Commercial Loan portfolio in favor of Corporate Loans. Life Settlements Contracts outstanding at June 30, 2012, increased by $796,001 or 33% to $3,204,001, as compared with the prior year-end’s Life Settlements contracts of $2,408,000. This increase in value is primarily attributable to actual premiums paid during fiscal 2012, aggregating approximately $931,000, partially offset by an unrealized loss on one policy whose insured passed away during the fiscal year and a fair value adjustment of approximately $95,000.

Operating Expenses

Interest expense for the year ended June 30, 2012, decreased $165,239 or 11% to $1,280,954 when compared to $1,446,193 for the year ended June 30, 2011.  The interest expense decrease was due, primarily, to the payoff in April 2012 of $4.5 million of notes, resulting in less than a full year of interest on such notes.   At June 30, 2012 and 2011, we had no outstanding bank borrowings.

Salaries and employee benefits decreased $295,352 or 19% to $1,275,282 in fiscal 2012 as compared with $1,570,634 for the prior fiscal year. This decrease is primarily attributable to the reduction in staff throughout the 2012 fiscal year.

Occupancy costs remained relatively consistent, aggregating $173,187 in fiscal 2012 as compared with $171,675 for the year ended June 30, 2011.

Legal fees decreased $591,859, or 30%, to $1,407,893 in fiscal 2012 from $1,999,752 in fiscal 2011 due, primarily, to a reduction in legal work in connection with our capital raising efforts from fiscal 2011, during which we incurred additional expenses with respect to work on a proxy filing, most significantly, the work relating to the Purchase Agreement with Renova. Partially, offsetting this reduction were increases in legal fees related to the litigation with the SBA. (See Notes 4 and 12 to our consolidated financial statements.)

Accounting and compliance fees in fiscal 2012, at $737,036, were consistent with $729,993 in the prior fiscal year. The significant components of accounting and compliance fees in fiscal 2012 were consulting fees aggregating $236,030 for financial management personnel, accounting fees of $202,600 ($16,000 for tax return preparation and $186,000 in fees for an outsourced controller), Sarbanes-Oxley compliance monitoring of $43,285 and audit and audit-related fees of $180,412.

Directors’ fees and expense decreased by $154,499, or 51%, to $150,641 in 2012 from $305,140 in 2011. This decrease is primarily attributable to fewer board and committee meetings being held as our capital raising activities declined.

Advisory fees decreased $143,910 or 59% to approximately $101,984 in 2012 from $245,894 in the prior fiscal year. This decrease is reflective of the termination of our Advisory Agreement in December 2011.

Other administrative expenses increased $60,490, or 7%, to $942,590 in fiscal 2012 when compared with the prior year’s amount of $882,100.  This net increase in administrative expenses was primarily due to increases in administrative expenses aggregating $213,492, as follows: net expenses in connection with assets acquired of $156,555, insurance increases of $54,632 (due to an errors and omissions insurance policy) and, to a lesser extent, increases in depreciation of $907 and audit and compliance increases of $1,398. This aggregate increase was partially offset by decreases, aggregating $153,002, as follows: foreclosure expenses of $66,446 (reflective of fewer loan foreclosures), printing of financial and other filing documents of $26,394 (related primarily to a proxy statement in connection with the Renova Purchase Agreement in the prior fiscal year), elimination of moving and storage of $16,642, general office expense of $9,442 (due to cost cutting measures) and other miscellaneous expenses net reductions of $34,078.

Gain on Extinguishment of Debt

In connection with the satisfaction of debt in connection with a note payable in connection with the Renova Purchase Agreement and other notes payable, in 2012, we realized an aggregate gain from the extinguishment of debt of $353,620. (See Note 5 to our consolidated financial statements.)

Net Realized Gain (Loss) on Investments

The components of net realized gains of approximately $185,000 were as follows:  a gain of approximately $288,000 related to the proceeds from an insurance policy, as partially offset by losses, aggregating approximately $53,000 in connection with realized gains on Corporate Loans and a loss on Equity Investments of approximately $50,000.

Net Unrealized Depreciation on Investments

During the year ended June 30, 2012, our investments had a net unrealized depreciation of approximately $1,991,890 compared with $142,197 in the prior fiscal year.  The net unrealized depreciation for the year ended June 30, 2012 is primarily due to decreases in the fair value of certain investments in our portfolio.

An unrealized write-down of $1,934,918 in our Corporate Loan portfolio was the largest component of unrealized depreciation and, to a lesser extent, we decreased the fair values of our Commercial Loan portfolio and our Life Insurance Settlement portfolio by $128,644 and $95,657, respectively.  These write-downs were partially offset by a fair value increase in our Equity Investments portfolio, aggregating $167,329.

Net Increase (Decrease) in Net Assets from Operations

Net decrease in net assets resulting from operations for the year ended June 30, 2012 was $5,462,081 as compared to a net decrease in net assets resulting from operations for the year ended June 30, 2011 of $5,802,576.

STATEMENTS OF ASSETS AND LIABILITIES

Total assets decreased by $11.2 million to $18.9 million as of June 30, 2012 when compared to total assets of $30.1 million as of June 30, 2011. This decrease was primarily due to a decrease in cash of approximately $4.0 million and a decrease in investments of $7.4 million. We also had a decrease in liabilities aggregating approximately $5.4 million, comprised, primarily, of a decrease in notes payable of $4.5 million, and a decrease in accrued expenses and other liabilities of approximately $1.2 million, as partially offset by an increase of approximately $338,000 in dividends payable. The $4.5 million decrease in notes payable reflects the payoff of senior secured notes. The decrease in accrued liabilities is significantly attributable to the substantial elimination, in fiscal 2012, of legal and related fees that were incurred in the prior fiscal year in connection with a contemplated equity transaction.  The increase in dividends payable represents fiscal 2012 preferred stock dividends that have not been declared.

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

Our interest rate sensitive assets were $11,438,446 and we had no interest rate sensitive liabilities at June 30, 2012.  Having interest-bearing liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates.  Abrupt increases in market rates of interest may have an adverse impact on our earnings until we are able to originate new loans at the higher prevailing interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on the average than liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates. This mismatch between maturities and interest rate sensitivities of our interest-earning assets and interest-bearing liabilities results in interest rate risk.

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

As of June 30, 2012 and 2011, we were not a party to any interest rate swaps.

Investment Considerations

In the fiscal year ended June 30, 2012, our investment income was adversely affected by historically low LIBOR due to the Federal Reserve’s decrease in interest rates. This low interest rate had a direct effect on the actual rate of interest we received on our outstanding Corporate Loans, and to a lesser extent, certain Commercial Loans.  The dollar amount of our adjustable rate loans receivable at June 30, 2012 was approximately $11.4 million with the remainder of $800,000 being fixed rate loans.  Because we borrow money to finance the origination of loans, our income is dependent upon the differences between the rate at which we borrow funds and the rate at which we lend funds.  While many of the loans in our portfolio bear interest at fixed-rates or adjustable-rates, we may, in the future, finance a substantial portion of such loans by incurring indebtedness with floating interest rates.  As short-term interest rates rise, our interest costs increase, decreasing the net interest rate spread we receive and thereby adversely affect our profitability.  Although we intend to continue to manage our interest rate risk through asset and liability management, including the use of interest rate swaps, general rises in interest rates will tend to reduce our interest rate spread in the short term.  However, a decrease in prevailing interest rates may lead to more loan prepayments, which could adversely affect our business over time.  A borrower is likely to exercise prepayment rights at a time when the interest rate payable on the borrower’s loan is high relative to prevailing interest rates.  In a lower interest rate environment, we will have difficulty re-lending prepaid funds at comparable rates, which may reduce the net interest spread we receive.

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

Liquidity and Capital Resources

We have funded our operations through private and public placements of our securities, bank financing, the issuance to the SBA of our subordinated debentures and internally generated funds.  We entered into a Loan Purchase Agreement dated July 16, 2008 with Medallion Financial Corp. and Medallion Bank pursuant to which we sold substantially all of our taxicab medallion loans.  We used the proceeds of sale to pay down our bank lines. Since exiting the taxicab medallion business, the Company has relied on SBA Debentures and, to a lesser extent, private placements of debt. At June 30, 2012, we had negative working capital of approximately $21.3 million. Substantially, all of our cash is subject to restrictions pursuant to SBA regulations. At June 30, 2012, 100% of our total indebtedness of $21,175,000 was attributable to the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.11% to 5.54%.  On June 1, 2012, we received notice from the SBA that the entire debenture indebtedness to the SBA, i.e., $21,175,000, plus accrued interest, was due currently.  See Note 4 to Notes to Consolidated Financial Statements.  Elk currently may borrow additional amounts from banks subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of future bank credit lines.

Contractual obligations expire or mature at various dates through August 16, 2017.  The following table shows all contractual obligations at June 30, 2012.

	Payments due by period
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	More than 5 years	Total
Fixed rate borrowings	$21,175,000	$-	$-	$-	$-	$-	$21,175,000
Operating lease obligations (including overhead)	145,933	106,763	109,676	112,678	115,769	9,913	600,732
Total	$21,320,933	$106,763	$109,676	$112,678	$115,769	$9,913	$21,775,732

Our sources of liquidity have historically been credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, private sources of debt and equity capital and loan amortization and prepayment. As a RIC, we distribute at least 90% of our investment company taxable income, if any. Consequently, we primarily rely upon external sources of funds to finance growth. However, as a result of Elk’s having been referred to the SBA’s Office of Liquidation, Elk  is not eligible for additional financing from the SBA.  In addition, the SBA’s referral of Elk to the Office of Liquidation, and SBA’s unwillingness to date to enter into a settlement plan may materially and adversely affect our ability to obtain third party financing.

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

At June 30, 2012, we had cash on hand and cash equivalents aggregating approximately $200,000 and negative working capital of approximately $21.3 million. Substantially, all of our cash is subject to restrictions pursuant to SBA regulations.

On April 12, 2011, we entered into the Purchase Agreement with Renova. (“Renova”). Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to issue and sell to Renova, and Renova agreed to purchase, (i) $25,000,000 of our Common Stock at the Applicable Per Share Purchase Price, at an initial closing to be held no later than November 30, 2011, following satisfaction or waiver of the conditions to such issuance  and (ii) between an additional $35,000,000 to $40,000,000 of additional Common Stock (depending upon the timing of such purchases) at the Applicable Per Share Purchase Price at subsequent closings to be held from time to time, subject to satisfaction of the conditions to such issuances, between the date of the initial closing and the second anniversary of the initial closing, based upon the terms and conditions set forth in the Purchase Agreement.

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

 Following receipt of notice from the SBA that, in its view, the proposed transaction, as then structured, would not satisfy applicable SBA management-ownership diversity requirements, on November 16, 2011, we and Renova terminated the Purchase Agreement, although we continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. We presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised us that Renova was ceasing its efforts to pursue a transaction with us and Elk. As a result, Renova and we are no longer engaging in discussions regarding a potential financing transaction.

In February 2012, we presented a potential transaction with another party, which was rejected by SBA.

On June 1, 2012, Elk received a written notice (the “Notice”) from the SBA that declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Notice indicates that such acceleration of Elk’s obligations relates to an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment described above, which, according to the Notice, Elk failed to cure within applicable cure periods.

According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (as of June 30, 2012, Elk’s aggregate Indebtedness to the SBA was $21,517,506, including $342,506 of interest and fees) pursuant to the following subordinated debentures:

Date of Issuance	Principal Amount	Stated Interest Rate	Scheduled Maturity Date

July 22, 2002	$2,050,000	4.67%	September 1, 2012*

December 22, 2002	$3,000,000	4.63%	March 1, 2013

September 28, 2003	$5,000,000	4.12%	March 1, 2014

February 14, 2004	$1,950,000	4.12%	March 1, 2014

December 26, 2009	$9,175,000	4.11%	March 1, 2020

* The July 22, 2002 subordinated debenture has not been repaid to date and remains outstanding.

The Notice states that Elk is required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Notice states that the SBA may avail itself of any remedy available to it under the Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA has requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012.  Any such plan would specify a proposed payment schedule for the Indebtedness and would be intended as an alternative to SBA’s potential attempts for the appointment of a receiver.  Elk submitted the requested settlement plan by June 18, 2012.  On September 14, 2012, Elk submitted a revised settlement plan.  There can be no assurance, however, that any settlement plan submitted by Elk would be acceptable to the SBA or that the SBA would not pursue the appointment of a receiver or any other remedy available to the SBA.

Elk also intends to continue prosecution of its lawsuit against the SBA, subject to any amicable settlement that may be worked out between the parties, including settlements that would allow Elk to return to the SBA’s Office of Operations and to active lending.  To this end, Elk filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

As stated above, the SBA has notified Elk that it was not interested in exploring previous settlement proposals by Elk which would cure the single regulatory issue that has been cited by SBA as rationale for its continued attempts to remove Elk from the SBIC program.  Accordingly, there can be no assurance that any settlement will be reached.

If the SBA continues to pursue the liquidation of Elk, Ameritrans and/or Elk may be required to terminate certain of their employees, and Elk may no longer be able to provide financing to small business concerns.  In addition, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   In the event Elk is placed in receivership or is otherwise forced to liquidate, our interest in Elk may lose all value, which would have a material adverse effect on our business, financial condition and results of operations and we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case our shareholders may receive little or no value for their investment in our securities.

We are actively pursuing an alternative transaction and alternative sources of financing. There is no assurance that any alternative sources of financing will be available, especially in light of Elk's status with respect to the SBA and the status of Elk's debentures, or what the terms of any alternative transaction would be or, if we reached agreement with another party, that the SBA would approve such transaction.

Recently Issued Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, "Disclosures about Offsetting Assets and Liabilities."  ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related arrangements.  The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods.  As the amendment impacts disclosures only, it will not have an effect on the Company's financial condition or results of operation.

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

Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% increase in interest rates would have resulted (by applying such theoretical increase to our $11.4 million variable rate loans receivable portfolio) in an additional net increase in net assets from operations of approximately $114,000 at June 30, 2012, which is comprised, solely, of an increase of interest on loans receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in the response found under Item 15(a)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) -15(e) and 15(d)-15(e) under the Exchange Act). Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. Further, this evaluation included enhancements to our internal control over financial reporting that have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive Proxy Statement for our next Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2012, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement for our next Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2012, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement for our next Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2012, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement for our next Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2012, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement for our next Annual Stockholder Meeting or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days after June 30, 2012, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit
3 (i)	Certificate of Incorporation (1)
3 (ii)	Amended and Restated By-laws (2)
3 (iii)	Amendment to Amended and Restated By-laws, adopted February 24, 2012 (3)
3 (iv)	Amendment to Amended and Restated By-laws, adopted September 10, 2012 (4)
4
Form of subordinated debentures issued to the U.S. Small Business Administration (“SBA”) by Elk Associates Funding Corporation (“Elk”) Debenture issued March 26, 1997 - principal amount - $430,000; Maturity Date - March 1, 2007; Stated Interest Rate - 7.38%.(5)

The following debentures are omitted pursuant to Rule 483:

	f.	Debenture issued July 22, 2002 - principal amount $2,050,000; Maturity Date – September 1, 2012, Stated Interest Rate – 4.67%.
	g.	Debenture issued December 22, 2002 - principal amount $3,000,000; Maturity Date – March 1, 2013; Stated Interest Rate – 4.63%.
	h.	Debenture issued September 28, 2003 - principal amount $5,000,000; Maturity Date – March 1 2014; Stated Interest Rate – 4.12%.
	i.	Debenture issued February 14, 2004 - principal amount $1,950,000; Maturity Date – March 1 2014; Stated Interest Rate – 4.12%.
	j.	Debenture issued December 26, 2009 principal amount $9,175,000 Maturity Date - March 1, 2020; Stated Interest Rate – 4.11%.

10.1	Security Agreement between Elk and the SBA, dated September 9, 1993. (5)
10.2	1999 Employee Stock Option Plan, as amended. (6)
10.3	Non-Employee Director Stock Option Plan, as amended. (6)
10.4
Custodian Agreement among Elk; Bank Leumi Trust Company of New York (“Leumi”), Israel Discount Bank of New York (“IDB”), Bank Hapoalim B.M. (“Hapoalim”) and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the “Custodian Agreement”).(5)

10.5	Agreements between Elk and the SBA.(5)
10.6	Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA dated September 9, 1993 (the “Intercreditor Agreement”) (5)
10.7	Amendments to the Custodian and Intercreditor Agreements. (5)
10.8	Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the “Bank Intercreditor Agreement”). (5)
10.9	Amendments to the Bank Intercreditor Agreement. (5)
10.10	Form of indemnity agreement between Ameritrans and each of its directors and officers.(1)
10.11	Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Lee Forlenza. (7)
10.12	Amended and Restated Employment Agreement dated as of February 21, 2006 between Ameritrans and Ellen Walker. (7)
10.13	Employment Agreement dated as of January 1, 2002 between Ameritrans and Silvia Mullens. (7)
10.14	Amendment dated September 28, 2006 to Silvia Mullens Employment Agreement dated as of January 1, 2002.
10.15	Employment Agreement dated as of January 1, 2002 between Ameritrans and Margaret Chance. (8)
10.16	Amendment dated September 28, 2006 to Margaret Chance Employment Agreement dated as of January 1, 2002.
10.17	Amended and Restated Employment Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (9)
10.18	Amended and Restated Consulting Agreement dated as of September 20, 2007 between Ameritrans and Gary Granoff. (9)
10.19	Amended and Restated Employment Agreement dated as of October 10, 2008 between Ameritrans and Gary Granoff. (10)
10.20	Amended and Restated Employment Agreement dated as of May 28, 2010 between Ameritrans and Michael Feinsod.(11)

10.21	Executed Demand Grid Promissory Note dated April 30, 2009, between Elk and Israel Discount Bank of New York as amended as of October 31, 2009, January 31, 2010, and extended to (12)
10.22	Executed Fixed Rate Promissory Note dated January 4, 2010, between Elk Associates Funding Corp. and Bank Leumi USA and extended to July 6, 2010. (12)
10.23	Agreement of Sublease made as of the 1st day of July, 2010, by and between Commonwealth Associates, LP and Ameritrans Capital Corporation/Elk Associates Funding Corporation. (13)
10.24	Agreement of Sublease dated as of the 13th day of July, 2010, by and between CRC Insurance Services, Inc and Ameritrans Capital Corporation. (13)
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

12.1	Computation of Ratio of Earnings to Fixed Charges and Preference Dividends
14.2	Code of Ethics of Ameritrans Capital Corporation as amended July 1. 2009
21.1	List of Subsidiaries of Ameritrans.

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ameritrans Audit Committee Charter (14)
99.2	Ameritrans Registration Statement on Form N-2 (File No. 333-132438) filed March 15, 2006. (15)

NOTES

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form N-14 (File No. 333-63951) filed September 22, 1998.

(2)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 1, 2012

(3)	Incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 10, 2012

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on July 1, 2008.

(5)	Incorporated by reference from the Registrant’s Registration Statement filed on Form N-2 (File No. 333-82693) filed July 12, 1999.

(6)	Incorporated by reference from the Registrant’s Proxy Statement on Form 14A (File No. 814-00193) filed on May 21, 2007.

(7)	Incorporated by reference from the Registrant’s N-2 (File No. 333-132438) filed on March 15, 2006.

(8)	Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2002.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed September 20, 2007.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed on October 10, 2008.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 814-00193) filed June 4, 2010.

(12)	Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed July 15, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K(File No. 814-00193) filed July 15, 2010.

(14)	Incorporated by reference from the Registrant’s 10-Q (File No. 814-00193) filed February 14, 2007.

(15)	Incorporated by reference from the Registrant’s N-2 (File No. 333-132438) filed on March 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2012.

AMERITRANS CAPITAL CORPORATION

By:	/s/ Michael R. Feinsod
Michael R. Feinsod
Chief Executive Officer,
President, Chairman of the Board of Directors and Chief Compliance Officer

By:	/s/ Richard L. Feinstein
Richard L. Feinstein
Chief Financial Officer,
Senior Vice President-Finance

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer, President, Chairman of the Board of Directors and Chief Compliance Officer	September 28, 2012
Michael Feinsod

/s/ Steven Etra	Director	September 28, 2012
Steven Etra

/s/ John R. Laird	Director	September 28, 2012
John R. Laird

/s/ Howard F. Sommer	Director	September 28, 2012
Howard F. Sommer

/s/ Ivan Wolpert	Director	September 28, 2012
Ivan Wolpert

/s/ Peter Boockvar	Director	September 28, 2012
Peter Boockvar

/s/ Elliott Singer	Director	September 28, 2012
Elliott Singer

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONTENTS

June 30, 2012, 2011 and 2010

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rosen Seymour Shapss Martin & Company LLP	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Statements of Assets and Liabilities at June 30, 2012 and 2011	F-3

Statements of Operations for the Years Ended June 30, 2012, 2011 and 2010	F-4

Statements of Changes in Net Assets for the Years Ended June 30, 2012, 2011 and 2010	F-5

Statements of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010	F-6

Schedules of Investments as of June 30, 2012 and 2011	F-7 – F-10

Notes to Consolidated Financial Statements	F-11 – F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameritrans Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of assets and liabilities, including the schedules of investments, of Ameritrans Capital Corporation and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended June 30, 2012, and the financial highlights for each of the periods presented.  These consolidated financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Ameritrans Capital Corporation and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012 and the financial highlights for each of the periods presented, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash resources will not be sufficient to sustain its operations through 2013 without additional financing. The Company has also suffered recurring operating losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosen Seymour Shapss Martin & Company LLP

New York, New York
September 28, 2012

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

June 30, 2012 and 2011

	2012	2011
Assets

Investments at fair value (cost of $22,401,381 and $27,828,620, respectively):
Non-controlled/non-affiliated investments	$16,169,728	$23,565,240
Non-controlled affiliated investments	-	4,761
Controlled affiliated investments	332,878	351,734

Total investments at fair value	16,502,606	23,921,735

Cash	184,338	4,151,616
Accrued interest receivable	807,643	412,647
Assets acquired in satisfaction of loans	878,325	1,075,547
Furniture and equipment, net	44,359	52,075
Deferred loan costs, net	260,459	331,310
Prepaid expenses and other assets	263,641	177,204

Total assets	$18,941,371	$30,122,134

Liabilities and Net Assets (Liabilities)
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Note payable, other	-	4,500,000
Accrued expenses and other liabilities	312,353	1,505,969
Accrued interest payable	342,506	367,572
Dividends payable	675,000	337,500

Total liabilities	22,504,859	27,886,041

Commitments and contingencies (Notes 2, 4, 5, 9 and 12)

Net Assets (Liabilities):
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(22,525,598)	(18,717,907)
Net unrealized depreciation on investments	(5,898,775)	(3,906,885)
Total	(3,493,488)	2,306,093
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net assets (liabilities)	(3,563,488)	2,236,093

Total liabilities and net assets	$18,941,371	$30,122,134

Net liability value per common share	$(2.11)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2012, 2011 and 2011

	2012	2011	2010
Investment income:
Interest on loans receivable:
Non-controlled/non-affiliated investments	$2,022,374	$2,062,576	$1,544,667
Non-controlled affiliated investments	-	-	-
Controlled affiliated investments	27,237	39,644	45,944
	2,049,611	2,102,220	1,590,611
Fees and other income	11,466	26,412	64,825
Total investment income	2,061,077	2,128,632	1,655,436

Operating expenses:
Interest	1,280,954	1,446,193	906,202
Salaries and employee benefits	1,275,282	1,570,634	1,840,849
Occupancy costs	173,187	171,675	519,876
Legal fees	1,407,893	1,999,752	477,700
Accounting and compliance fees	737,036	729,993	631,012
Directors fees and expenses	150,641	305,140	195,668
Advisory fees	101,984	245,894	363,466
Other administrative expenses	942,590	882,100	697,078
Total operating expenses	6,069,567	7,351,381	5,631,851
Net investment loss, before gain on extinguishment of debt	(4,008,490)	(5,222,749)	(3,976,415)
Gain on extinguishment of debt	353,620	-	-
Net investment loss	(3,654,870)	(5,222,749)	(3,976,415)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments		(437,630)	(993,848)
Non-controlled affiliated investments	-	-	-
Controlled affiliated investments	184,679	-	-
	184,679	(437,630)	(993,848)
Net unrealized depreciation on investments	(1,991,890)	(142,197)	(1,404,700)
Net realized/unrealized losses on investments	(1,807,211)	(579,827)	(2,398,548)
Net decrease in net assets from operations	(5,462,081)	(5,802,576)	(6,374,963)
Distributions to preferred shareholders	(337,500)	(337,500)	(421,875)

Net decrease in net assets from operations available to common shareholders	$(5,799,581)	$(6,140,076)	$(6,796,838)
Weighted Average Number of Common Shares
Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per
Common Share:
Basic and diluted	$(1.71)	$(1.81)	$(2.00)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Years Ended June 30, 2012, 2011 and 2010

	2012	2011	2010

Decrease in net assets from operations:
Net investment loss	$(3,654,870)	$(5,222,749)	$(3,976,415)
Net realized gains ( losses) from investments	184,679	(437,630)	(993,848)
Unrealized depreciation on investments	(1,991,890)	(142,197)	(1,404,700)

Net decrease in net assets resulting from operations	(5,462,081)	(5,802,576)	(6,374,963)

Shareholder distributions:
Distributions to preferred shareholders	(337,500)	(337,500)	(421,875)

Capital share transactions:
Stock options compensation expense	-	-	29,165

Net decrease in net assets resulting from capital shares transactions and shareholder distributions	(337,500)	(337,500)	(392,710)

Total decrease in net assets	(5,779,581)	(6,140,076)	(6,767,673)

Net assets (liabilities):
Beginning of year	2,236,093	8,376,169	15,143,842

End of year	$(3,563,488)	$2,236,093	$8,376,169

Net assets (liabilities) per common	$(7,163,488)	$(1,363,907)	$4,776,169
Net assets per preferred	$3,600,000	$3,600,000	$3,600,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net decrease in net assets from operations	$(5,462,081)	$(5,802,576)	$(6,374,963)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	80,456	79,550	88,885
Deferred compensation	-	-	29,166
Net realized (gains) losses on investments	(184,679)	437,630	993,848
Net unrealized depreciation on investments	1,991,890	142,197	1,404,700
Portfolio investments	(3,991,943)	(13,115,304)	(8,139,938)
Proceeds from principal receipts, sales, maturity of investments	9,603,861	14,069,440	6,695,159
Transfer out of portfolio to assets acquired in satisfaction of loan	-	(1,047,222)	-
Impairments on assets acquired in satisfaction of loans	197,222	-	-
Gain on extinguishment of debt	(353,620)	-	-
Loss on disposal of furniture, equipment and leasehold improvements	-	-	65,623
Changes in operating assets and liabilities:
Accrued interest receivable	(394,996)	5,278	122,288
Prepaid expenses and other assets	(86,437)	25,304	(56,106)
Accrued expenses and other liabilities	(1,193,616)	929,727	14,093
Accrued interest payable	(25,066)	39,996	117,411
Total adjustments	5,643,073	1,566,596	1,335,129
Net cash provided by (used in) operating activities	180,9911	(4,235,980)	(5,039,834)

Cash flows from investing activities:
Purchase of furniture and equipment	(1,889)	(20,520)	(6,365)
Net cash used in investing activities	(1,889)	(20,520)	(6,365)

Cash flows from financing activities:
Proceeds from debentures payable to SBA	-	-	9,175,000
Proceeds from note payable, other	-	1,500,000	3,000,000
Repayment of note payable, other	(4,146,380)	-	-
Repayment of note payable, banks	-	(370,000)	-
Deferred loan costs	-	-	(314,244)
Dividends paid on preferred stock	-	(84,375)	(337,500)
Net cash provided by (used in) financing activities	(4,146,380)	1,045,625	11,523,256
Net increase (decrease) in cash and cash equivalents	(3,967,278)	(3,210,875)	6,477,057

Cash:
Beginning of year	4,151,616	7,362,491	885,434
End of year	$184,338	$4,151,616	$7,362,491

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,306,020	$1,406,197	$788,791

Supplemental disclosure of non-cash investing and financing activities:
Accrued dividends on preferred stock	$337,500	$337,500	$84,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (146.72%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operato	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,761,340	1,761,340	1,761,340
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	174,759	174,759	174,759
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	18,933
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	216,617	216,617	216,617
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc.(6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		115,031	115,031	81,977
	Total Commercial Loans		5,857,873	5,228,247
Corporate Loans Receivable (196.20%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	471,336
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all PIK , due 7/13	2,687,778	2,649,826	940,722
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,259,899	1,239,147	1,165,407
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	773,449	763,519	719,308
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.75%, of which 3.75% is PIK, due 6/15	1,075,400	1,059,775	1,075,400
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,618,071	1,618,071	1,618,071
Sterling Infosystems, Inc. Information Data Systems	Term Loan, First Lien 7.25%, due 02/18	1,000,000	981,171	1,001,250
	Total Corporate Loans		10,668,191	6,991,494
	Total loans receivable		16,526,064	12,219,741

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Life Insurance Settlement Contracts (89.91%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		$4,573,290	$3,204,001
Equity Investments (30.28.%) (4)
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	2,377
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	-
Asset Recovery & Management, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	1,050,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,276
	Total equity investments		1,302,027	1,078,864
	Total investments		$22,401,381	$16,502,606

(1)   As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank were released in connection with the expiration of the credit line. All investments, other than investments held through Elk Associates Funding Corporation, were pledged as collateral for a Senior Secured Note, but were released as such notes were paid off in March 2012 (see Note 5 to the consolidated financial statements).

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of June 30, 2012, we own 5% or more of the portfolio company’s outstanding voting securities.

(3) As defined in the Investment Company Act of 1940, we maintain “control” of this portfolio company because we own more than 25% of the portfolio company’s outstanding voting securities.
(4) Percentage of net assets.
(5) Other small balance loans.
(6) Loan receivable is on non-accrual status and therefore is considered non-income producing. Included in Other Miscellaneous Loans is a loan at no value that is on non-accrual status.

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2011
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (279.27%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/11	1,820,868	1,820,868	1,820,868
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	218,824	218,824	218,824
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	185,436	185,436	87,750
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	36,121	36,121	36,121
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	135,577
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	235,473	235,473	235,473
CMCA, LLC #2 (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Adiel Homes Inc. (6) Construction Services	Senior Real Estate Mortgage 12.00%, due 1/09	270,000	270,000	270,000
Adiel Homes Inc. (6) Construction Services	Senior Real Esate Mortgage 12.0%, no stated maturity	89,396	89,396	89,396
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc.(6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Patroon Operating Co. LLC Retail Food Service	Collateralized Business Loan 10.00%, due 6/12	250,000	250,000	250,000
Medallion Loans Taxicab Medallion Loans	2 Medallion Loan 11.7% weighted average rate	152,000	152,000	152,000
Other Miscellaneous Loans (5) (6)		116,270	116,270	95,216
	Total Commercial Loans		6,745,797	6,244,815
Corporate Loans Receivable (638.67%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	1,343,309
Resco Products Inc. Diversified Manufacturing	Term Loan, First Lien 8.50%, due 6/13	1,301,945	1,301,945	1,301,945
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, of which 8% is PIK , due 7/13	2,359,106	2,304,012	1,344,691
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,269,691	1,242,511	1,231,600
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	829,824	815,922	829,824
Fairway Group Acquisition Company Diversified Supermarkets	Term Loan, First Lien 7.5%, due 3/17	1,500,000	1,485,635	1,500,000
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.50%, due 6/15	1,035,751	1,015,960	1,043,519
Syncsort Incorporated Data Protection Software	Term Loan, First Lien 7.50%, due 03/15	910,067	894,298	910,067

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
Life Insurance Settlement Contracts (107.69%) (4)
Life Settlement Contracts	5 life insurance policies, aggregate face value of $17,659,809		3,681,632	2,408,000
Equity Investments (44.17%) (4)
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

(1)   As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank were released in connection with the expiration of the credit line. All investments, other than investments held through Elk Associates Funding Corporation, were pledged as collateral for a Senior Secured Note, but were released as such notes were paid off in March 2012 (see Note 5 to the consolidated financial statements).

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

Years Ended June 30, 2012, 2011 and 2010

1.  Organization and Summary of Significant Accounting Policies

Organization and Principal Business Activity

Ameritrans Capital Corporation (“Ameritrans” or the “Company”) is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation. Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes direct loans to and directly invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure. Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations. The Company invests in:  1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements and 4) Equity Investments.

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

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At June 30, 2012, EAF was operating the real estate of Sealmax. Inc. and 633 Meade Street, acquired in satisfaction of loans.

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

Years Ended June 30, 2012, 2011 and 2010

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC, generally, is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2011, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2012, 2011 and 2010, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC. The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal years presented.  The Company’s tax returns for fiscal years ended 2008 through 2011 are subject to examination by federal, state and local income tax authorities.

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

Deferred Loan Costs and Fees

Amortization of deferred loan costs is computed on the straight-line method over the respective loan term.  Amortization of deferred loan costs and fees for the years ended June 30, 2012, 2011 and 2010 was $70,851, $70,850 and $58,180, respectively.  At June 30, 2012 and 2011, deferred loan costs and commitment fees amounted to $260,459 and $331,310, net of accumulated amortization of $473,784 and $402,933, respectively.

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

Years Ended June 30, 2012, 2011 and 2010

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of June 30, 2012, no shares have been purchased under the plan.

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

Years Ended June 30, 2012, 2011 and 2010

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

Derivatives

The Company from time to time enters into interest rate swap agreements in order to manage interest rate risk.  The Company does not use interest rate swaps or other derivatives for trading or other speculative purposes.  In accordance with GAAP, all derivative instruments are recorded at fair value.  For derivative instruments designed as cash flow hedges, the effective portion of that hedge is deferred and recorded as a component of other comprehensive income.  Any portion of the hedge deemed to be ineffective is recognized promptly in the consolidated statements of operations.

Recently Issued Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-11, "Disclosures about Offsetting Assets and Liabilities."  ASU 2011-11 adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to offsetting and related financial instruments and derivative instruments that are subject to offsetting and related arrangements.  The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods.  As the amendment impacts disclosures only, it will not have an effect on the Company's financial condition or results of operation.

Other recently issued accounting pronouncements are not expected to have a material impact on our financial position or results of operations.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow and future losses are expected to continue. The Company’s plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand its business and/or satisfy the capital requirements of the SBA. These factors raise doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon Management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing and on improving the Company’s profitability and cash flow. In addition, on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which is continuing.  Although the Company has attempted to obtain equity financing on multiple occasions with a view towards, among other things, curing Elk’s capital impairment and executing its growth strategy, the SBA has rejected all financing transactions that the Company has submitted to it (see Note 4 to the consolidated financial statements).  As discussed in Note 4, the SBA has declared Elk’s total indebtedness to the SBA to be immediately due and payable and may institute legal proceedings seeking the appointment of the SBA as Elk’s receiver.  In such instance, the Company’s ability to pay its indebtedness and/or raise capital would be adversely impacted. While the Company believes in the viability of its strategy to obtain financing and increase profitability and in its ability to execute that strategy and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern, including its continuing activities in seeking potential financing transactions, there can be no assurances to that effect, especially in light of Elk's current status with respect to the SBA and the current status of its debentures. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

2.   Investments

Investments by Industry

Investments by industry consist of the following as of June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,761,340	10.7%	$1,820,868	7.6%
Commercial Construction	2,339,724	14.2%	2,456,368	10.3%
Computer Software	-	-	910,067	3.8%
Construction and Predevelopment	1,050,000	6.4%	1,300,494	5.4%
Direct Marketing	-	-	1,312,500	5.5%
Debt Collection	453,909	2.7%	475,605	2.0%
Education	719,308	4.3%	829,824	3.5%
Film Distribution	-	-	928,000	3.9%
Food and Candy Manufacturing	2,693,471	16.3%	2,581,886	10.8%
Gaming	1,001,250	6.1%	-	-
Life Insurance Settlement Contracts	3,204,001	19.4%	2,408,000	10.1%
Manufacturing	1,165,407	7.1%	2,533,545	10.6%
Printing/Publishing	940,722	5.7%	1,344,691	5.6%
Restaurant/Food Service	1,052,162	6.4%	3,215,663	13.5%
Supermarkets	-	-	1,500,000	6.3%
Other industries less than 1%	121,312	0.7%	304,224	1.1%
TOTAL	$16,502,606	100.00%	$23,921,735	100.00%

Loans Receivable

Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had loans which are considered non-performing aggregating $3,476,890 and $4,827,743 as of June 30, 2012 and June 30, 2011, respectively. These loans are either fully or substantially collateralized and are in some instances personally guaranteed by the debtor. Included in the total non-performing loans are fifteen and seventeen loans, aggregating $3,476,890 and $4,827,743 at June 30, 2012 and June 30, 2011, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral. The following table sets forth certain information regarding performing and non-performing loans as of June 30, 2012 and June 30, 2011:

	2012	2011
Loans receivable	$12,219,741	$20,526,100
Performing loans	8,754,851	15,698,357
Nonperforming loans	$3,464,890	$4,827,743
Nonperforming loans:
Accrual	$-	$-
Nonaccrual	3,464,890	4,827,743
	$3,464,890	$4,827,743

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

As of June 30, 2012 the Company had paid all fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company incurred fees payable to the Adviser that were comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5%, based on capital gains from the Corporate Loan portfolio. However, because minimum thresholds were not met during the term of the Advisory Agreement, the fees paid or accrued pursuant to the Advisory Agreement were based solely on each quarterly portion of the annual fee. As of December 10, 2011, the Advisory Agreement expired and has not been renewed. On May 14, 2012, all amounts due to the Advisor were paid.

Life Settlement Contracts

In September, 2006, the Company entered into a joint venture agreement with an unaffiliated entity (the “Joint Venture”) to purchase previously issued life insurance policies owned by unrelated individuals. Subsequently, after a series of events involving charges against the manager of the Joint Venture for securities law violations and a court order freezing the assets of the manager, including the Joint Venture, on April 14, 2009, a receiver was appointed (the “Receiver”) to operate the Joint Venture and to administer the assets of the Joint Venture and other entities with which the  manager of the Joint Venture was involved (the “Receivership Estate”). Following discussions with the Receiver, in December 2009, the Company negotiated an agreement, which, among other items, granted the Company the right to purchase the policies, subject to certain terms and conditions, including, but not limited to the Company’s agreement to pay the Receivership Estate 20% of all recoveries until the Company has recouped $2.1 million, plus the amount of any premiums paid following the date of the Purchase Agreement and 50% of all recoveries above such amount.

After a review of the current financing and regulatory environment, and other opportunities to make loans and investments, the Company decided to exit this line of business and plans to make no new investments in life insurance settlement policies other than the continued payment of premiums on existing investments.

As of June 30, 2012 and June 30, 2011, the fair value of the policies owned by the Company was $3,204,001and $2,408,000, respectively, which represents the estimated fair value for the four (as of June 30, 2012) and five (as of June 30, 2011) life insurance policies with an aggregate face value of $17,250,000 and $17,659,809, respectively. The Company’s cost on these policies to date is $4,573,290, including insurance premiums of $931,366, which were paid during the year ended June 30, 2012. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away in August, 2011. The Company received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate thereafter, to keep the policies in effect, based on current life expectancy of the insureds, are as follows:

Year Ending June 30,	Policy Premiums
2013	$871,236
2014	871,236
2015	871,236
2016	871,236
2017	837,252
Thereafter	682,647
$5,004,843

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

Years Ended June 30, 2012, 2011 and 2010

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board of Directors that is consistent with GAAP. Consistent with its valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. The Company’s valuation policy considers the fact that because there may not be a readily available market value for most of the investments in its portfolio, the fair value of the investments must typically be determined using unobservable inputs. The Company's Level 3 investments require significant judgments by its investment committee, its investment advisor (if any) and its management and include market price quotations from market makers, original transaction price, recent transactions in the same or similar investments, financial analysis, economic analysis and related changes in financial ratios or cash flows to determine fair value. Such investments may also be discounted to reflect observed or reported illiquidity and/or restrictions on transferability. See Note 1 for additional information on the Company’s valuation policy.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

Assets measured at fair value on a recurring basis are:

		Fair Value at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,228,247	$-	$-	$5,228,247
Corporate Loans	6,991,494	-	-	6,991,494
Life Settlement Contracts	3,204,001	-	-	3,204,001
Equity Securities	1,078,864	6,276	-	1,072,588
Total Investments	$16,502,606	$6,276	$-	$16,496,330

		Fair Value at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$6,244,815	$-	$-	$6,244,815
Corporate Loans	14,281,285	1,312,500	-	12,968,785
Life Settlement Contracts	2,408,000	-	-	2, 408,000
Equity Securities	987,635	6,974	-	980,661
Total Investments	$23,921,735	$1,319,474	$-	$22,602,261

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are:

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	(28,011)	288,139	(75,250)	184,878
Net unrealized gains (losses) on investments	(128,644)	(1,848,874)	(95,657)	168,027	(1,905,148)
Purchases of investments	2,463	1,517,902	931,366	-	2,451,731
Repayments, sales or redemptions of investments	(890,387)	(5,618,308)	(327,847)	(850)	(6,837,392)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,905,148)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	54,055
Change in unrealized losses relating to assets still held at reporting date	$(1,851,093)

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2010	$8,941,332	$12,868,110	$1,356,800	$1,009,548	$24,175,790
Net realized losses on investments	(377,139)	(122,853)	-	(60,800)	(560,792)
Net unrealized gains (losses) on investments	251,168	(445,397)	(61,741)	31,913	(224,057)
Purchases of investments	1,719	10,530,640	1,112,941	-	11,645,300
Repayments, sales or redemptions of investments	(2,572,265)	(9,861,715)	-	-	(12,433,980)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(224,057)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	(560,792)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$(784,849)

As of June 30, 2011, the aggregate net unrealized loss on the investments that use Level 3 inputs was $3,632,876. As of June 30, 2011, the aggregate net unrealized loss on Level 1 investments was $274,009. For the year ended June 30, 2012, the net unrealized gain on Level 1 investments aggregated $81,860. At June 30, 2011, only the investments in Affinity Group, Inc. and Fusion Communications were included in Level 1.

As of June 30, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $5,538,024. As of June 30, 2012, the aggregate net unrealized loss on Level 1 investments was $360,751. For the year ended June 30, 2012, the net unrealized loss on Level 1 investments aggregated $86,742. At June 30, 2012, only the investment in Fusion Communications was included in Level 1.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

3.   Furniture and Equipment

Major classes of furniture, equipment and leasehold improvements as of June 30, 2012 and 2011 are as follows:

	2012	2011	Estimated Useful Lives

Furniture and fixtures	$31,951	$31,219	7 years
Office equipment	110,339	109,181	3-5 years
	142,290	140,400	Life of lease
Less accumulated depreciation	97,931	88,325
	$44,359	$52,075

Depreciation expense for the years ended June 30, 2012, 2011 and 2010 was $9,605, $8,699 and $30,075, respectively.

In June 2010, the Company relocated its offices.  Accordingly, the net balance of related leasehold improvements, furniture and fixtures and office equipment retired, aggregating $65,623, was written off at June 30, 2010.

4.   Debentures Payable to SBA

At June 30, 2012 and 2011 subordinated debentures payable to the SBA with interest payable semiannually, consisted of the following:

Issue Date	Original Due Date (3)	% Interest Rate		June 30, 2012 and June 30, 2011	Annual Amount of Interest and User Fees

July 2002	September 2012	4.67	(1)	$2,050,000	$113,488
December 2002	March 2013	4.63	(1)	3,000,000	164,880
September 2003	March 2014	4.12	(1)	5,000,000	249,300
February 2004	March 2014	4.12	(1)	1,950,000	97,227
December 2009	March 2020	4.11	(2)	9,175,000	402,782
				$21,175,000	$1,027,677

(1)   Elk is also required to pay an additional annual user fee of 0.866% on these debentures.
(2)   Elk is also required to pay an additional annual user fee of 0.28% on this debenture.
(3)   See SBA Litigation discussed below and in Note 12.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. As of March 31, 2012, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage of approximately 69.6%. Accordingly, Elk had a condition of capital impairment as of June 30, 2012, which would require additional capital of approximately $10.5 million to cure.

On March 6, 2012 (the “Notice Date”), Sean J. Greene (“Greene”), Associate Administrator Office of Investment and Innovation of SBA delivered written notice (the “Notice”) to Elk of SBA’s determination that Elk has a condition of capital impairment, based on Elk’s financial condition as of September 30, 2011. As stated in the Notice, Elk’s capital impairment percentage as of September 30, 2011 was 59%.  Pursuant to the Notice, Greene directed Elk to cure the capital impairment within fifteen days from the Notice Date (the “Cure Period”). The Notice indicated the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver if Elk failed to cure the capital impairment within the Cure Period. To date, Elk has not cured its capital impairment.

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

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator.  The following day, in connection with preliminary discussions regarding such litigation, the SBA represented that it would suspend liquidation activities involving Elk and refrain from taking any action to revoke Elk’s license as an SBIC until April 25, 2012.  For additional information regarding such litigation. See  Note 12 to the consolidated financial statements.

On June 1, 2012, Elk received a written notice from the SBA (the “Second SBA Notice”) that declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Second SBA Notice indicates that such acceleration of Elk’s obligations relates to an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment described above, which, according to the Second SBA Notice, Elk failed to cure within applicable cure periods.

According to the Second SBA Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”).

The Second SBA Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Second SBA Notice states that the SBA may avail itself of any remedy available to it under the 1958 Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012.  Elk has submitted the requested settlement plan which included a proposed schedule for the payment of Elk’s indebted to SBA and alternatives to SBA’s potential attempts to appoint a receiver.  There can be no assurance, however, that the settlement plan submitted by Elk will be acceptable to the SBA or that the SBA will not pursue the appointment of a receiver or any other remedy available to the SBA.

Elk also intends to continue prosecution of its lawsuit against the SBA, subject to any amicable settlement that may be worked out between the parties, including settlements that would allow Elk to return to the SBA’s Office of Operations and to active lending.  To this end, Elk has filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

As stated above, the SBA has notified Elk that it was not interested in exploring previous settlement proposals by Elk which would cure the regulatory issue that has been cited by SBA as rationale for its continued attempts to remove Elk from the SBIC program.  Accordingly, there can be no assurance that any settlement will be reached.

If the SBA continues to pursue the liquidation of Elk, Ameritrans and/or Elk may be required to terminate certain of their employees, and Elk may no longer be able to provide financing to small business concerns.  In addition, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   In the event Elk is placed in receivership or is otherwise forced to liquidate, Ameritrans’ interest in Elk may lose all value, which would have a material adverse effect on Ameritrans’ business, financial condition and results of operations and Ameritrans may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in Ameritrans’ securities.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

5.   Notes Payable

Banks

At June 30, 2011, the Company has a $120,000 line of credit with a bank, with no balance outstanding, as the line had been paid in full as of August 31, 2010. Although this loan was paid in full, the line remained available until its maturity date of July 6, 2011. Pursuant to the terms of the agreement governing the line of credit, the Company was required to comply with certain covenants and conditions, as defined in the agreement. The Company had pledged its loans receivable and all other assets as collateral for the line of credit. Pursuant to the SBA agreement and an “intercreditor agreement” between the lending bank and the SBA, the SBA agreed to subordinate the SBA Debentures outstanding in favor of the bank. In accordance with the loan documentation with the SBA and the bank, the Company was also required to maintain overall debt levels within a formula based upon the performance of its loan portfolio according to an SBA formula “borrowing base,” which was submitted for review to the SBA and the bank for periodic review. As there are no outstanding bank balances, SBA has indicated that the Company is not required to submit the borrowing base. The Company also had another credit line with availability of $352,000. As additional security for this bank loan, the Company had a certificate of deposit (restricted cash) pledged as security at June 30, 2010. The amount outstanding on this line was paid in full as of August 31, 2010. This line, which was previously extended to December 10, 2010, expired by its terms as of that date and the certificate of deposit was no longer restricted.

Other

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes were redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $82,500, $142,217 and $65,838 for the years ended June 30, 2012, 2011 and 2010, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes had the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $41,100, $70,850 and $15,881for the years ended June 30, 2012, 2011 and 2010, respectively.

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

On March 16, 2012, the Company paid the holders of the 2009/2010 Notes an aggregate of $2,650,000 (the “Senior Notes Payoff Amount”) in full satisfaction of the Company’s obligations under the 2009/2010 Notes, including default interest of approximately $77,000.  Upon the noteholders’ receipt of such payment, the 2009/2010 Notes and the Company’s obligations thereunder terminated. The Senior Notes Payoff Amount represents an approximate 14.2% discount from the principal, interest and other amounts payable under the 2009/2010 Notes as of date of payment. A member of the Company’s Board of Directors and certain affiliated entities held $2,060,000 principal amount of the 2009/2010 Notes, and as such received approximately $1,820,000 of the Senior Notes Payoff Amount. As a result of the 14.2% discount, the Company realized a gain of $350,000, in the third quarter of fiscal 2012, from the satisfaction of the obligations related to the 2009/2010 Notes.

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

On April 12, 2011, the Company also entered into an amendment to the Original 2011 Note (the “Note Amendment” and the Original 2011 Note, as amended, the “2011 Note”), which amended a provision of the Original 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provided that the Company would not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the Original 2011 Note remained in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $87,903 and $81,500, respectively, in the years ended June 30, 2012 and 2011, respectively, without giving effect to any default interest as discussed below.

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

The 2011 Note matured on February 1, 2012. On March 7, 2012, the Company paid the Lender $1,420,000 (the “Payoff Amount”) in full satisfaction of the Company’s obligations under the 2011 Note. Upon the Lender’s receipt of such payment, the 2011 Note, the Company’s obligations thereunder, all liens and security interests previously granted by the Company to the Lender to secure such obligations, and the related pledge agreement was terminated. The Payoff Amount represents an approximate 9.8% discount from the principal, interest and other amounts payable under the 2011 Note as of the date of payment. Accordingly, the Company realized a gain of $3,620 in the third quarter of fiscal 2012 from the extinguishment of this debt.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

6.   Preferred Stock

Ameritrans had 1,000,000 shares of “blank check” preferred shares authorized of which 500,000 shares were designated as 9-3/8% cumulative participating preferred stock $.01 par value, $12.00 face value.  On March 18, 2008, the Company filed an amendment to the Company’s Articles of Incorporation to increase the number of shares of authorized preferred stock from 1,000,000 to 10,000,000 shares.  The remaining 9,500,000 and 500,000 shares, respectively, of these “blank check” preferred shares were unissued at June 30, 2012 and 2011.

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

Pursuant to a foreclosure agreement with a borrower, Elk obtained 10,000 shares of Ameritrans Common Stock, which had previously been pledged by the borrower as collateral.  At June 30, 2012 and 2011 these shares are recorded as treasury stock at cost, which was the market value of the shares at the foreclosure date.

8.   Stock Offerings

In March, 2006, the Company issued 338,902 warrants to purchase shares of Common Stock (“Private Offering Warrants”).  Each Private Offering Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $6.44 per share.   On July 29, 2010, all of those Private Offering Warrants expired. In December 2009, as part of the advisory agreement with Velocity, warrants for 100,000 shares of the Company’s Common Stock with an exercise price of $1.25 per share were issued to Velocity for $15,000 and were subsequently canceled in April 2011. On March 18, 2008, the stockholders of the Company approved a private offering of one or a combination of the following securities of the Company’s (i) Common Stock, (ii) warrants exercisable into shares of Common Stock and/or (iii) shares of Preferred Stock, with such rights and preferences as determined by the Company’s Board of Directors, subject to applicable law and regulation.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

9.   Dividends to Stockholders

The following table sets forth the dividends declared by the Company on our Common Stock and Preferred Stock in each of the years ended June 30, 2012, 2011 and 2010 (no dividend has been declared on our Common Stock during this period):

	For the year ended June 30, 2012:
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

The Company has not declared a Preferred Stock dividend for any quarter after June 30, 2009. Dividends on Preferred Stock accrue whether or not they have been declared. As of June 30, 2012, dividends not declared and in arrears were $675,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

The table below shows the tax character of distributions for tax reporting purposes.

	For the years ended June 30,
	2012	2011	2010
Dividends paid from:
Ordinary income	$-	$-	$-
Return of capital	-	-	421,875

Total Dividends	$-	$-	$421,875

Our ability to make dividend payments is restricted by SBA regulations and under the terms of the SBA debentures.

10.   Financial Instruments

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair values presented below have been determined by using available market information and by applying valuation methodologies indicated.

Loans Receivable and Life Settlement Contracts

Loans receivable and life settlement contracts are recorded at their estimated fair value based on discounted expected future cash flows and other factors (see Note 2).

Investment Securities

The estimated fair value of publicly traded equity securities is based on quoted market prices and privately held equity securities are recorded at their estimated fair value (see Note 2).

Debt

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of June 30, 2012 and June 30, 2011 were approximately $21,175,000 and $22,188,000, respectively.  For 2012, the fair value is the same as the recorded value, inasmuch as the SBA has given the Company notice on June 1, 2012 that Elk's entire indebtedness to the SBA was due and payable currently.  See Note 4.

However, for the June 30, 2011 value, the Company does not expect that the estimated fair value amounts determined for these debentures would have been realized in an immediate settlement of such debentures with the SBA.

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

See Note 5 for other related party transactions.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

12.   Commitments and Contingencies

Leases

On July 1, 2010, the Company entered into a thirty-one month sublease with an unrelated party to lease office space in Manhattan. This sublease calls for payments of $6,000 per month, including electric.

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

Total occupancy costs under the above leases, including the previously existing related-party leases and overhead cost reimbursement agreements, amounted to $173,187, $171,675 and $519,876 (including a lease termination payment of $260,000) for the years ended June 30, 2012, 2011, and 2010, respectively.

The future minimum rental payments for each of the next five years and in the aggregate, thereafter, are as follows:

Year Ending June 30,	Amount
2013	145,933
2014	106,763
2015	109,676
2016	112,678
2017	115,769
Thereafter	9,913
$600,732

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

The minimum payments due under remaining employment agreements in effect, including minimum bonuses is $719,786 in the year ending June 30, 2013.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

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

Subsequently, Elk has filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

The SBA made a motion for Summary Judgment in the Litigation and Elk filed its Memorandum of Law in Opposition to SBA's motion for Summary Judgment.  Simultaneously with the filing of its reply, Elk filed a motion seeking leave to conduct discovery.

On September 17, 2012, the Court issued a ruling finding it prudent to postpone further briefing on SBA's Motion for Summary Judgment to allow Elk's Motion for Leave to Serve Discovery to be fully briefed.  The court ruled that the Motion for Summary Judgment was held-in-abeyance.  The court ruled that the SBA need not and shall not file a reply until otherwise ordered by the Court.  The court ordered the SBA to file a response to Elk's Motion for Leave to Serve Discovery by no later than October 1, 2012; Elk shall file its reply, if any, by no later than October 11, 2012.

The court also stated that the "parties are STRONGLY encouraged to meet and confer in an attempt to resolve their disagreement or narrow the areas of dispute requiring the Court's resolution."

Additional information about the Litigation can be found on the Public Access to Court Electronic Records (PACER) web site at www.pacer.gov. The PACER website is operated by the Administrative Office of the U.S. Courts.  The Company does not warrant the accuracy or completeness of the PACER website and expressly disclaims liability for errors or omissions on such website.  The information set forth on the PACER website shall not be deemed to be a part of or incorporated by reference into this filing or any other filing by the Company with the SEC.

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

13.   Defined Contribution Plan

The Company is the sponsor of a simplified employee pension plan covering all eligible employees of the Company.  During the years ended June 30, 2012, 2011 and 2010, the Company’s contributions were $0, $46,430 and $40,258, respectively.

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

The 1999 Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to the Company’s employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the 1999 Employee Plan to be in a better position to attract, motivate, and retain as employees people upon whose judgment and special skills the Company’s success in large measure depends.  As of June 30, 2012, options to purchase an aggregate of 200,000 shares of Common Stock were outstanding and fully vested.

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

The total number of shares for which options may be granted from time to time under the Director Plan was 75,000 shares.  As of June 30, 2012, options to purchase an aggregate of 39,426 shares were outstanding and fully vested under the Director Plan.  The Director Plan is administered by a committee of directors who are not eligible to participate in the Director Plan.  Effective May 21, 2009, the Director Plan expired.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

Options Granted, Expired and Canceled

There were no options granted or canceled during the fiscal years ended June 30, 2012 and 2011.

On December 28, 2010, 29,425 options in connection with the 1999 Employee Plan expired. In addition, during the fiscal year ended June 30, 2011, options to purchase 3,000 granted to a previously terminated employee expired unexercised and in fiscal 2012, options to purchase 49,574 shares expired unexercised. .

The fair value of the options outstanding was $140,305 and $191,040 at June 30, 2012 and June 30, 2011, respectively.  Compensation expense related to options vested for the fiscal years ended June 30, 2012, 2011 and 2010 was $0, $0 and $29,166, respectively. As of June 30, 2012, all options were fully vested.

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2009	366,850	$3.90
Granted	-	-
Canceled	-	-
Expired	(45,425)	$5.25
Exercised	-	-
Options outstanding at June 30, 2010	321,425	$3.71
Granted	-	-
Canceled	-
Expired	(32,425)	$5.49
Exercised	-	-
Options outstanding at June 30, 2011	289,000	$3.51
Granted	-	-
Canceled	-
Expired	(49,574)	$4.55
Exercised	-	-
Options outstanding at June 30, 2012	239,426	$3.28

The following table summarizes information about the stock options outstanding under the Company’s options plans as of June 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	.89 years	$3.60
$5.28	60,000	1.41 years	$5.28
$4.50	20,000	.28 years	$4.50
$2.36	120,000	1.28 years	$2.36
$1.78	25,538	1.85 years	$1.78
$ 1.78-$ 5.28	239,426	1.24 years	$3.28

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

The fair market value for options previously granted and outstanding was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement, although the Company continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. As noted, below, in Note 12, Commitments and Contingencies – Litigation, the Company presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised the Company that Renova was ceasing its efforts to pursue a transaction with the Company and Elk. As a result, the Company and Renova are no longer engaging in discussions regarding a potential financing transaction.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

As also discussed in Note 12, in February 2012, the Company presented a potential transaction with another party, which was rejected by SBA.

The Company is actively pursuing an alternative transaction and alternative sources of financing. There is no assurance that any alternative sources of financing will be available, especially in light of Elk's current status with respect to the SBA and the status of the SBA debentures, or what the terms of any alternative transaction would be.

16.   Other Matters

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

On May 1, 2012, the Company received a letter from the Nasdaq staff informing the Company that the Panel had denied the Company’s appeal and determined to delist the Company’s securities from Nasdaq, effective at the open of trading on Thursday, May 3, 2012, based on the Company’s non-compliance with the Minimum Stockholders’ Equity Requirement and the Minimum Bid Requirement.  Nasdaq also informed that Company that Nasdaq will file a Form 25 Notification of Delisting with the SEC after all appeal periods have expired.  The Company did not appeal the determination of the Panel.  The Company's stock was delisted by Nasdaq on May 3, 2012.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

17.   Subsequent Event
On August 7, 2012, the Company sold a Corporate Loan for approximately $967,000 and realized a loss on such sale of approximately $103,000.

18.   Financial Highlights

	Years Ended June 30,
	2012	2011	2010	2009	2008
Net share data
Net asset (liability) value at the beginning of the year	$(0.40)	$1.40	$3.40	$5.06	$5.32
Net investment loss	(1.08)	(1.53)	(1.17)	(0.86)	(0.01)
Net realized and unrealized (losses) on investments	(0.53)	(0.17)	(0.71)	(0.73)	(0.14)
Net decrease in net assets from operations	(1.61)	(1.70)	(1.88)	(1.59)	(0.15)
Net change in net assets from capital share transactions	-	-	-	-	0.01
Distributions to stockholders (4)	(0.10)	(0.10)	(0.12)	(0.07)	(0.12)
Total increase (decrease) in net asset value	$(1.71)	$(1.80)	$(2.00)	$(1.66)	$(0.26)
Net asset (liability) value at the end of the year	$(2.11)	$(0.40)	$1.40	$3.40	$5.06
Per share market value at beginning of year	$1.17	$1.32	$1.63	$3.01	$5.21
Per share market value at end of year	0.11	1.17	1.32	1.63	3.01
Total return (1)	(90.6%)	(11.4%)	(11.6%)	(43.5%)	(39.9%)
Ratios/supplemental data
Average net assets (liabilities)(2) (in 000’s)	$(4,264)	$1,706	$8,160	$14,371	$17,622
Total expense ratio (3)	142.4%	431.0%	69.0%	43.7%	35.8%
Net investment loss to average net assets (liabilities)	85.7%	(306.2%)	(48.8%)	(20.5%)	(0.26%)

(1)
Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of common stock dividends on the payment date, by the per share market value at the beginning of the year.

(2)	Average net assets excludes capital from preferred stock.

(3)	Total expense ratio represents total expenses divided by average net assets.

(4)	Amount represents total dividends on both common and preferred stock divided by weighted average shares.

19.   Quarterly Financial Data (Unaudited)

For the year ended June 30, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Investment income	$531,630	$424,771	$406,169	$698,507
Net investment loss	$(1,140,043)	$(995,721)	$(693,033)	$(826,073)
Net decrease in net assets from operations	$(1,435,530)	$(1,669,544)	$(898,307)	$(1,458,700)
Net decrease in net assets from operations per common share:
Basic and diluted	$(0.45)	$(0.52)	$(0.29)	$(0.45)

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended June 30, 2012, 2011 and 2010

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