Form 10-K/A
period 2012-06-30
AMERITRANS CAPITAL CORP
filed 2012-10-29
CIK 1064015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  814-00193

AMERITRANS CAPITAL CORPORATION

 (Exact Name of Registrant as specified in its Charter)

Delaware	52-2102424
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

50 Jericho Quadrangle, Suite 109 Jericho, New York	11753
(Address of Principal Executive Offices)	(Zip code)

Registrants' telephone number, including area code:   (212) 355-2449

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer	☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

The aggregate market value of the Registrant ' s common stock held by non-affiliates (based upon the closing price of the Registrant's common stock, $0.0001 par value, of $0.12 per share, as reported on the NASDAQ Capital Market on December 30, 2011) was approximately $184,662.

The number of outstanding shares of Registrant ' s common stock, $.0001 par value as of September 21, 2012 was 3,395,583.  The number of shares of Registrant ' s 9 ⅜ % cumulative participating redeemable preferred stock as of September 21, 2012 was 300,000.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Ameritrans Capital Corporation (“Ameritrans” or the “Company”) for the year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 28, 2012, to include the information required by Part III of Form 10-K. This amendment is not intended to update or modify any other information presented in the Annual Report on Form 10-K as originally filed, including with respect to events occurring subsequent to the original September 28, 2012 filing date of our Annual Report on Form 10-K.

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

Biographical information concerning the Company's directors and officers is set forth below.

Interested Directors

Michael Feinsod , age 41, has been Chairman of the Board of Directors of Ameritrans since November 10, 2010, a director of the Company since December 2005, President since November, 2006, Chief Compliance Officer since July 2008 and Chief Executive Officer since October 2008.  Mr. Feinsod also served as the Company's Acting Chief Financial Officer from June 30, 2010 until September 29, 2010.   Since 1999, Mr. Feinsod has been a managing member of Infinity Capital, LLC, an investment management company. Prior to founding Infinity Capital, LLC, Mr. Feinsod worked as an analyst and portfolio manager for Mark Boyar & Company, Inc.  Mr. Feinsod is a member of the board of directors of The Kingstone Companies, Inc. (NASDAQ: KINS).  Mr. Feinsod is admitted to practice law in New York and was an associate in the corporate law department of Paul, Hastings, Janofsky & Walker LLP from 1996 to 1997.  Mr. Feinsod holds a BA from The George Washington University and a JD from Fordham University School of Law. As a result of these and other professional experience, Mr. Feinsod possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

Steven Etra , age 62, has been a director of Ameritrans and Elk since 1999, and was a Vice President of Elk from January 1999 to May 2007.  Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than seventy-five years.  Mr. Etra has also been a director of Titanium Holdings Group, Inc., formerly known as Enviro-Clean of America, Inc., since March 1999.  Mr. Etra has extensive business experience in investing in emerging companies . As a result of these and other professional experience, Mr. Etra possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

Disinterested Directors

Peter Boockvar , age 42, has been a director of Ameritrans and Elk since November 2008.  Mr. Boockvar is currently the Equity Strategist at Miller Tabak + Co., LLC., in addition to his role as a salestrader on the equity desk. He is also a registered investment advisor and portfolio manager with Miller Tabak Advisors. He is a CNBC contributor and is frequently quoted on Reuters, Dow Jones Newswires, Financial Times, The Wall Street Journal, and The Associated Press. He joined Miller Tabak + Co., LLC in 1994 after working in the corporate bond research department at Donaldson, Lufkin and Jenrette.  He is also president of OCLI, LLC and OCLI2, LLC, farmland real estate investment funds. Mr. Boockvar graduated magna cum laude with a B.B.A. in Finance from The George Washington University. As a result of these and other professional experience, Mr. Boockvar possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

Ivan J. Wolpert , age 46, has been a director of Ameritrans and Elk since December 2005.  Mr. Wolpert is a principal and founder of Belle Harbour Capital, LLC, a real estate investment firm. He has substantial experience in the real estate industry and currently owns both residential units and commercial property.  After graduating from law school, he practiced real estate law and completed his legal career as Of Counsel at Paul, Hastings, Janofsky & Walker LLP.  Mr. Wolpert holds a JD from St. John's University and a BA from Tufts University. As a result of these and other professional experience, Mr. Wolpert possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

John R. Laird , age 70, has been a director of Ameritrans and Elk since January 1999. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. (“Shearson”). Mr. Laird served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989 Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer.  Mr. Laird received a BS in finance and an MBA from Syracuse University and attended the Advanced Management Program at Harvard Business School. As a result of these and other professional experience, Mr. Laird possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

Elliott Singer , age 71, has been a director of Ameritrans and Elk since December 2009.  Mr. Singer is a Managing Director of FairView Advisors, a financial services firm that he founded in September 2001.  Mr. Singer founded and served as the Chief Executive Officer of A+ Network (formerly A+ Communications), which was acquired by Metrocall in 1996.  Mr. Singer is a member of the Board of Directors of numerous privately held companies and previously served as a member of the Board of Directors of Neurologix, Inc. (NASDAQ: NRGX) and MangoSoft, Inc. (OTCBB: MGOF).  Mr. Singer holds a B.A. from Tulane University and an MBA from the Leonard R. Stern School of Business at NYU. As a result of these and other professional experience, Mr. Singer possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

Howard F. Sommer , age 72, has been a director of Ameritrans and Elk since January 1999.  He is currently a private investor and a Director of Circa, Inc. (“Circa”), an international buyer of pre-owned Jewelry.  Mr. Sommer was Chief Administrative Officer and Chief Financial Officer and Vice President of Circa, Inc. from May 2005 until December 2010 and was the President of Circa from December 2010 until 2012.  Mr. Sommer was President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small businesses throughout the State of New York, from 1995 to 2005.  Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, President of U.S. Capital Corporation from 1973 to 1995, worked in management consulting from 1971 to 1973 and held various positions at IBM and Xerox Corporations from 1962 to 1971.  Mr. Sommer was also a member of the board for the National Association of Small Business Investment Companies, serving on its executive committee from 1989 to 1993 and as Chairman of the Board in 1994.  He received a BS from City College of New York and attended the Graduate School of Business at New York University. As a result of these and other professional experience, Mr. Sommer possesses particular knowledge and experience in corporate finance, accounting, and business management that strengthen the Board's collective qualifications, skills and experience.

Officers/Interested Persons

Richard L. Feinstein , age 69, has been the Chief Financial Officer of Ameritrans and Elk since September 29, 2010 and the Senior Vice President – Finance of Ameritrans since September 3, 2010. Mr. Feinstein, a retired partner of KPMG LLP, is currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc, a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Currently, Mr. Feinstein is a board member and chair of the audit committee of MKTG, Inc. (OTCBB: CMKG) and is on the board and chief financial officer of the not-for-profit USA Fitness Corps. Previously, Mr. Feinstein was a board member and chair of the audit committee of EDGAR Online, Inc. (NASDAQ: EDGR), a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University.

Silvia Maria Mullens , age 61, is Executive Vice President and the Secretary of Ameritrans and Elk.  Ms. Mullens has been a Vice President of Ameritrans since its inception, a Vice President of Elk since 1996, and the Loan Administrator of Elk since February 1994. Ms. Mullens was named Executive Vice President of Ameritrans and Elk effective January 1, 2010.  Ms. Mullens holds a BA cum laude from Fordham University and an MBA from The Leonard Stern School of Business Administration of New York University.

There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director. Directors serve until the next annual general meeting or until a successor is appointed. There is no family relationship among any directors or executive officers of the Company.

Compliance with Section 16(a) of the 1934 Act

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company's officers and directors, and persons who own more than ten percent (10%) of the Company's Common Stock (“Reporting Persons”), to file initial reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (“SEC”) and to furnish the Company with copies of all reports filed.

Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that as of June 30, 2012, all changes in beneficial ownership have been disclosed to the SEC as required by Section 16(a) of the 1934 Act, or have been previously reported in the Company's filings with the SEC, except that Silvia Mullens, Executive Vice President and Secretary of the Company, failed to file a report required under Section 16(a) of the 1934 Act with respect to four transactions that occurred on August 8, 2011.

Corporate Governance

Code of Ethics

All directors, officers and employees of the Company must act ethically and in accordance with the Company's Code of Ethics (the “Code of Ethics”). The Code of Ethics satisfies the definition of “code of ethics” and is maintained in accordance with Rule 17j-1 under the Investment Company Act of 1940, as amended (the “1940 Act”), under the rules and regulations of the SEC and NASDAQ listing standards and is available on the Company's website at www.ameritranscapital.com.  The Code of Ethics is also available in print to anyone who requests it by writing to the Company at the following address:  Ameritrans Capital Corporation, 50 Jericho Quadrangle, Jericho, Suite 109, New York 11753.

Audit Committee

Ameritrans has a standing Audit Committee, established in accordance with Section 3(a)(58) of the Exchange Act, which is presently comprised of John R. Laird, Peter Boockvar and Howard Sommer.  The function of the Audit Committee is to review the Company's internal accounting control procedures, review the Company's consolidated financial statements, and review with the independent public accountants the results of their audit.   Each current member of the Audit Committee satisfies the independence requirements of Rule 10A-3 of the Exchange Act, is an “independent director” within the meaning of NASDAQ Marketplace Rule 5605(a)(2), meets the criteria of NASDAQ Marketplace Rule 5605(c) and is financially literate.  In addition, the Board of Directors has determined that John R. Laird, Chairman of the Audit Committee, qualifies as an “audit committee financial expert”, as such term is defined in Item 407 of Regulation S-K.

The members of the Audit Committee have adopted a formal written charter, the adequacy of which they will review and assess on an annual basis.  The Audit Committee Charter is, and any changes or updates thereto will be, posted on the Company's internet website at http://www.ameritranscapital.com.

Audit Committee Report

The information contained in this report shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission (the “SEC” or “Commission”), nor shall such information be incorporated by reference into any future filings by Ameritrans under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

Audit committees play a critical role in the financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. As such, we are providing this fiscal report to shareholders to help inform them of this process and the activities of the Audit Committee in the past year. The Audit Committee of the Board of Directors for the fiscal years ended June 30, 2012 and 2011 was, and currently is, comprised of three non-management, independent directors selected by the Board: John R. Laird, Peter Boockvar and Howard Sommer. In addition, the Board has determined that John R. Laird is an “audit committee financial expert” as defined by both NASDAQ listing standards and Commission guidelines.

The Audit Committee serves as the representative of the Board of Directors for general oversight of the Company's financial accounting and reporting process, system of internal control, audit process, and process for monitoring compliance with laws and regulations and the Company's standards of business conduct. The Company's management has primary responsibility for preparing the Company's financial statements and the Company's financial reporting process. The Company's independent accountants, Rosen Seymour Shapss Martin & Company LLP (“RSSM”), are responsible for expressing an opinion on the conformity of the Company's audited financial statements to generally accepted accounting principles.

In this context, the Audit Committee hereby reports as follows:

1. The Audit Committee has reviewed and discussed the audited financial statements with the Company's management, including a discussion of the quality and acceptability of the accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements. In addressing the quality of management's accounting judgments, members of the Audit Committee asked for management's representations that the audited consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles.

2. The Audit Committee has discussed with the independent accountants and management the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, (AICPA, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

3. The Audit Committee has received the written disclosures and the letter from the independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board of Directors of the Company, and the Board of Directors has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for filing with the Securities and Exchange Commission on September 28, 2012.

Respectfully Submitted:

John R. Laird, Director and Audit Committee Financial Expert

Peter Boockvar, Director

Howard F. Sommer, Director

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

Role of the Governance, Compensation and Nominating Committee

Each executive officer is employed pursuant to an employment agreement, each of which is described herein.  The Governance, Compensation and Nominating Committee of the board of directors established and regularly reviews our compensation philosophy and programs, and exercises authority with respect to the determination and payment of base and other compensation to our executive officers. The Governance, Compensation and Nominating Committee may delegate its authority to subcommittees when appropriate.  Although salaries paid to our executive officers are governed by the terms of employment agreements with our executive officers, bonuses, if any, payable to our executive officers are recommended by the Governance, Compensation and Nominating Committee after discussing the Company's performance and executive officers' contributions to the Company with the Company's Chief Executive Officer.

Although the Governance, Compensation and Nominating Committee is authorized to engage compensation consultants to assist in the evaluation of executive officer and director compensation, neither such committee nor management engaged any compensation consultants during the year ended June 30, 2012.

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

Compensation program objectives and what our compensation program seeks to reward

Our executive compensation program is designed to attract and retain our officers and to motivate them to increase shareholder value on both an annual and longer term basis primarily by positioning our business for growth and, in the future, for increasing levels of revenue and net income. To that end, compensation packages historically included significant incentive forms of stock-based compensation to ensure that an executive officer's interest was aligned with the interests of our shareholders. The 1940 Act prohibited the Company from providing equity-based compensation during the two-year period ended December 31, 2011, during which time we engaged an investment adviser. Effective December 10, 2011, the Company no longer engages an investment adviser.

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

Salaries .   The cash salaries paid to the two highest paid executive officers (Messrs. Feinsod and Granoff) have been incorporated into the terms of employment agreements.  A copy of our employment agreement with Mr. Granoff was filed as an exhibit to the Form 8-K of Ameritrans filed with the SEC on October 10, 2008 and an amendment thereto was filed as an exhibit to the Form 8-K of Ameritrans filed on November 16, 2009.  A copy of Mr. Feinsod's employment agreement with the Company was filed as an exhibit to the Form 8-K of Ameritrans filed with the SEC on June 4, 2010.

Cash Incentive Compensation .   Cash incentive or bonus compensation is guaranteed pursuant to their employment agreements with any additional amounts given at the discretion of the Board at the recommendation of the Governance, Compensation and Nominating Committee (or, before such committee's establishment, the Compensation Committee).

Equity Compensation .   Equity compensation awards were granted in the past pursuant to written agreements.  All stock option grants are fully described herein. However, our ability to grant equity-based incentive compensation was extremely limited by the 1940 Act for the two-year period ended December 10, 2011, during which the Company engaged an investment adviser. Effective December 10, 2011, the Company no longer engages an investment adviser.

How each compensation element fits into the overall compensation objectives and affects decisions regarding other elements

In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive's experience, expertise and performance, the Company's overall performance and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Governance, Compensation and Nominating Committee strives to strike an appropriate balance between base compensation and incentive compensation. To the extent permissible by applicable regulations, the Governance, Compensation and Nominating Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation. When considering the marketplace, particular emphasis is placed upon compensation packages available at a comparable group of peer companies.

Any bonus paid to either Michael Feinsod or Gary Granoff is pursuant to an employment contract obligation.

2011 Say-on-Pay Advisory Vote

The Governance, Compensation and Nominating Committee considered the results of the advisory vote by stockholders on executive compensation at the 2011 annual meeting of stockholders. Over 90% of the votes cast approved, on an advisory basis, the executive compensation described in the Company's proxy statement for such meeting. Accordingly, the Governance, Compensation and Nominating Committee concluded that the Company's compensation structure, philosophy and objectives enjoy broad support among the Company's stockholders and did not make any material changes to the structure of the Company's executive compensation program as a result of the say-on-pay vote. The Governanc, Compensation and Nominating Committee continues to focus on the objectives described herein.

Governance, Compensation and Nominating Committee Interlocks and Insider Participation

No member of the Company's Governance, Compensation and Nominating  Committee was engaged in a related party transaction with, or was an officer or employee of, the Company or its subsidiaries during the fiscal year ended June 30, 2012. There are no interlocking relationships involving the Company's Governance, Compensation and Nominating Committee and the board of directors or members of a compensation committee of any other company that would require disclosure under the executive compensation rules of the SEC.

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

The Governance, Compensation and Nominating Committee of the Board is currently comprised of three (3) independent directors and has the responsibility, among other things, to:

●	establish the Company's compensation philosophy and policies; and

●	review and approve any recommendations for the compensation of our executive officers.

To assist it in administration of the Company's executive compensation program, the Goverance, Compensation and Nominating Committee has authority to retain independent experts and advisors.  Based upon the Goverance, Compensation and Nominating Committee discussions with management and their review of the Executive Compensation Discussion and Analysis included herein, the members of the Goverance, Compensation and Nominating Committee have concluded that the Executive Compensation Discussion and Analysis included below reflects their views regarding the compensation philosophy that they are following with respect to executive compensation and they have recommended that the Executive Compensation Discussion and Analysis set forth herein be included in this Amendment to Form 10-K on Form 10-K/A.

Respectfully Submitted,

The Goverance, Compensation and Nominating Committee:

Ivan Wolpert (Chair), John R. Laird and Peter Boockvar

The Goverance, Compensation and Nominating Committee of the Board has furnished the following report on executive compensation paid or awarded to executive officers for the fiscal years ended June 30, 2012, 2011 and 2010.

Summary Compensation Table

The following table sets forth all remuneration for services rendered to the Company by (i) each of the executive officers, and (ii) all executive officers as a group during the fiscal years ended June 30, 2012, 2011 and 2010.  No non-employee director received compensation in excess of $120,000 during that period.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Feinsod (1) Chief Executive Officer, Chief Compliance Officer and President	2012	447,540						32,500	480,040
	2011	417,540						48,158	465,698
	2010	375,184	6,250		24,000			40,090	445,524

Gary C. Granoff (1) Managing Director	2012	217,627						52,000	269,627
	2011	189,242						59,097	248,339
	2010	425,000						59,404	484,404

Richard L. Feinstein Senior Vice President and Chief Financial Officer	2012							236,030	236,030
	2011							207,437	207,437
	2010								-

Silvia Mullens Executive Vice President and Secretary	2012	146,386	10,000					-	156,386
	2011	140,756	45,000					8,223	193,979
	2010	135,342	35,000					5,351	175,693

1	On November 10, 2010, Mr. Feinsod was elected to serve as Chairman of the Board. Mr. Feinsod replaced Mr. Granoff who resigned as Chairman concurrently with Mr. Feinsod's appointment.

Compensation of Directors

The following table sets forth certain information regarding compensation paid to directors who were not named executive officers during the last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)

John R. Laird	29,000					442	29,442
Howard F. Sommer	28,250					-	28,250
Steven Etra	24,250					-	24,250
Ivan Wolpert	24,250					-	24,250
Peter Boockvar	27,250					-	27,250
Elliott Singer	23,750					3,949	27,699

During the 2009 and 2008 fiscal years, Ameritrans and Elk had a policy of paying their directors who were not employees fees for each meeting attended. Since September 24, 2004, non-employee directors had been paid a fee of $1,000 for each meeting attended.  From the Company's inception until January 2010, non-employee directors were paid annual fees of $2,000 per year in addition to the fees paid for each meeting attended. As of September 24, 2004, Ameritrans began paying the Audit Committee a fee for each committee meeting attended. Regular members of the Audit Committee were paid $1,000 for each meeting, and the chair of the Audit Committee received $1,250 for each meeting.

In February 2010, the Compensation Committee recommended, and the full Board approved, an increase in the annual fees to be paid to non-employee directors.  Non-employee directors are paid an annual retainer in the amount of $25,000, which is payable quarterly to each non-employee director serving on the board of directors during the applicable quarter, or as otherwise determined by the Company's Chief Executive Officer.  In addition, non-employee directors receive a fee of $1,000 for each meeting attended and $500 for each telephonic or brief board meeting attended.  Regular members of the Audit and Governance, Compensation and Nominating Committees are paid $1,000 for each meeting, and the chair of the Audit Committee receives $1,250 for each meeting and the chair of the Governance, Compensation and Nominating Committee receives $1,500 for each meeting. The foregoing non-employee director compensation was approved on February 10, 2010, and was applicable retroactively beginning January 1, 2010. Fees and expenses paid to non-employee directors were, in the aggregate, $161,141 for the fiscal year ended June 30, 2012, $305,140 for the fiscal year ended June 30, 2011 and $195,668 for the fiscal year ended June 30, 2010.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended June 30, 2012 to members of the Board of Directors and executive officers.

Outstanding Equity Awards at June 30, 2012

The following table sets forth certain information regarding the total number and aggregate value of stock options held by members of the Board of Directors and executive officers at June 30, 2012. No options were exercised during the year ended June 30, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Gary C. Granoff	-	-	-	-	-	-	-	-
Steven Etra	13,888		3.60	5/19/2013	-	-	-	-
Silvia Mullens	15,000	-	2.36	10/10/2013	-	-	-	-
Michael R. Feinsod	100,000	-	2.36	10/10/2013	-	-	-	-
Michael R. Feinsod	60,000	-	5.28	varies based on vesting through 11/27/2014	-	-	-	-
Michael R. Feinsod	20,000	-	4.50	10/8/2012	-	-	-	-
Peter Boockvar	25,538	-	1.78	5/6/2014	-	-	-	-

Potential Payments upon Termination or Change of Control

For information regarding potential payments to our named executive officers upon termination of their employment or upon the occurrence of a change of control, see “Employment Agreements” below.

Compensation Objectives

The objectives of Ameritrans' executive compensation program are to establish compensation levels designed to enable Ameritrans to attract, retain and reward executive officers who contribute to the long-term success of Ameritrans so as to enhance shareholder value. The Board of Directors makes decisions each year regarding executive compensation, including annual base salaries and bonus awards, and the Employee Plan Committee, consisting of disinterested directors, historically made decisions each year regarding stock option grants. Option grants were key components of the executive compensation program and were intended to provide executives with an equity interest in Ameritrans so as to link a meaningful portion of the compensation of Ameritrans' executives with the performance of Ameritrans' Common Stock. However, our equity compensation plans expired as of May 21, 2009 and our and our ability to grant equity-based incentive compensation was extremely limited by the 1940 Act, for the two year period ended December 10, 2011, during which the Company engaged an investment advisor.  Effective as of December 10, 2011, the Company no longer engages an outside investment adviser.

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

Employment Agreements

The Company entered into employment agreements with three (3) of its employees, as described below:

Michael R. Feinsod .  The Company entered into an amended and restated employment agreement with Mr. Feinsod dated as of May 28, 2010 (the “Feinsod Employment Agreement”), whereby Mr. Feinsod continues to serve as Chief Executive Officer, in addition to his duties of President of the Company and Senior Vice President of Elk. The Feinsod Employment Agreement provides that Mr. Feinsod will continue to serve as President and Chief Executive Officer of the Company and Senior Vice President of Elk until June 30, 2012, and one year thereafter, unless the Company notifies Mr. Feinsod of its intention not to renew the employment agreement for such one-year term in accordance with its terms, or unless the Feinsod Employment Agreement is terminated earlier in accordance with its terms.  No such notice was given and accordingly the Feinsod Employment Agreement has been extended for such one-year period in accordance with its terms.  For the period from May 28, 2010 through June 30, 2011 and for the period from July 1, 2011 through June 30, 2012, Mr. Feinsod received a base salary equal to $405,540 and 435,540, respectively, in each case payable on an annualized basis. For the period commencing July 1, 2012 through June 30, 2013, Mr. Feinsod's base salary has been increased by five percent (5%). Mr. Feinsod will also be entitled to receive an annual bonus as determined by the Governance Compensation and Nominating Committee of the Board of Directors and based on performance targets agreed upon by Mr. Feinsod and such committee.

Mr. Feinsod will continue to be entitled to receive an aggregate of $32,500 per annum for reimbursement of certain expenses set forth in the Feinsod Employment Agreement as well as reimbursement for all legitimate business expenses reasonably incurred by him in the performance of his duties.  In addition, the Company will pay Mr. Feinsod's family health insurance under the Company's applicable plan.

The Company also agreed to maintain an effective registration statement on an appropriate form covering the shares of the Company's common stock underlying options previously granted to Mr. Feinsod.

In the event that the Company terminates Mr. Feinsod's employment without “Cause” (as defined in the Feinsod Employment Agreement), or Mr. Feinsod terminates his employment for “Good Reason” (as defined in the Feinsod Employment Agreement), Mr. Feinsod will be entitled to a severance payment in an amount equal to Mr. Feinsod's base salary, as increased with respect to the extension year, and bonus (or portion thereof), if any, paid for the most recent bonus year, multiplied by the number of years (or fractional portion thereof) remaining in the employment period.  The Company will also be obligated to continue Mr. Feinsod's benefits through June 30, 2012. A change of control of the Company, among other things, would constitute “Good Reason” under the Feinsod Employment Agreement.

The Feinsod Employment Agreement also provides that Mr. Feinsod will not compete with the Company or Elk or hire or solicit the employment of any employee of the Company or Elk during the term of the Feinsod Employment Agreement and for the immediately succeeding 12 month period.

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

Gary Granoff .  The Company entered into an amended and restated employment agreement with Gary Granoff dated as of October 10, 2008 (as subsequently amended, the “Granoff Employment Agreement”), which shall continue until June 30, 2013 (unless terminated earlier), whereby Mr. Granoff relinquished the office of chief executive officer and assumed the title of Managing Director.  Pursuant to the Granoff Employment Agreement, for the period November 1, 2008 through June 30, 2009 Mr. Granoff was paid the base sum of $260,850, which was payable in monthly installments of $32,606.25.  In December, 2008, Mr. Granoff received as additional compensation a single payment of $251,150, which was deemed to be fully earned upon execution of the amended and restated employment agreement.  Mr. Granoff's amended and restated employment agreement was further amended on November 12, 2009.  Pursuant to such amendment, Mr. Granoff agreed to continue serving as Chief Financial Officer of the Company through June 30, 2010 (instead of the September 30, 2009 date as in effect prior to such amendment). However, Mr. Granoff agreed that if the Company elected to employ a qualified person to replace him as Chief Financial Officer at any time prior to June 30, 2010, Mr. Granoff would step down as Chief Financial Officer without any reduction in compensation.  Pursuant to such amendment, Mr. Granoff's salary for the fiscal year ending June 30, 2010 was reduced by $40,000 and an additional $33,725. The $33,725 reduction of Mr. Granoff's base salary for 2010 is to be paid on a deferred basis in $11,241.66 installments during the next succeeding three fiscal years.  Accordingly, Mr. Granoff was entitled to receive a base salary of $189,241during the fiscal year ended June 30, 2011, as well as the $11,241.66 deferred amount.  Pursuant to the amendment, Mr. Granoff also waived payment of the Company's contribution to his SEP IRA account for the period commencing October 1, 2009 and ending September 30, 2010. Mr. Granoff did not waive contributions to his SEP IRA with respect to contributions accruing on or after October 1, 2010, except to the extent that, in lieu of making contributions to Mr. Granoff's SEP IRA, the Company pays Mr. Granoff additional base salary in an amount equivalent to such contributions. The Company also assigned ownership of a life insurance policy insuring to Mr. Granoff in connection with the amendment.  During and after the contract term, Mr. Granoff will be subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.  Pursuant to the Granoff Employment Agreement, Mr. Granoff is entitled to terminate his employment with the Company and Elk  for “good reason.”  If Mr. Granoff elects to terminate his employment for good reason, he will be entitled to receive a lump-sum payment in an amount equal to his base salary (including certain SEP payments described in the Granoff Agreement) through the date of termination and an amount equal to the sum of the base salary remaining through June 30, 2013 as if the Granoff Agreement had not been terminated.  The Company will also be obligated to continue to pay for the health insurance benefits provided to Mr. Granoff past the date of termination through June 30, 2013 as if Mr. Granoff's employment had not been terminated. A change of control of the Company, among other things, would constitute “good reason” under the Granoff Agreement.

Silvia M. Mullens . The Company entered into an amended and restated employment agreement dated as of September 28, 2006 (the “Mullens Employment Agreement”), with Silvia Mullens which, effective as of January 1, 2007, replaced the employment agreement between the Company and Ms. Mullens dated January 1, 2002. The Mullens Employment Agreement provided for an additional five (5) year renewal term commencing January 1, 2012, unless either party gave notice of non-renewal prior to the expiration of that initial term. The Company gave such notice in August 2011 and accordingly the Mullens Employment Agreement expired in accordance with its terms. However, contemporaneously with the delivery of such notice of non-renewal, the Company agreed to extend the term of Ms. Mullens employment through December 31, 2012 upon the terms and conditions contained in the Mullens Employment Agreement. The Mullens Employment Agreement provided that, commencing January 1, 2007, Ms. Mullens assumed the role and had the title of Senior Vice President, and would be paid an annual base salary of $122,678 which increased four percent (4%) each year the agreement is in effect. The Mullens Employment Agreement also provided that Ms. Mullens would be paid a minimum guaranteed yearly bonus of $10,000. Additionally, Ms. Mullens was eligible to receive an additional bonus in the sole discretion of the Board of Ameritrans. The Mullens Employment Agreement provided for compensation to Ms. Mullens if she had been terminated prior to the expiration of her employment term, the exact amount of which varied depending upon the nature of the termination. Pursuant to the Mullens Employment Agreement, Ms. Mullens would have been entitled to terminate her employment with the Company and Elk for “good reason.” If Ms. Mullens elected to terminate her employment for good reason, she would have been entitled to receive her base salary through the date of termination and an amount equal to two and one-half times her base salary. A change in control of the Company, among other things, would have constituted “good reason” under the Mullens Employment Agreement. The Mullens Employment Agreement also provided for confidentiality and for non-competition and non-solicitation during the term of the agreement and for one (1) year thereafter. On October 10, 2008, the Board of Directors, upon the recommendation of the Employee Plan Committee, granted to Ms. Mullens options to purchase up to 15,000 Shares exercisable at $2.36 per Share.

Stock Option Plans

The descriptions of the employee and director stock option plan set forth below are qualified in their entirety by reference to the text of the plans.  As of May 21, 2009, the Company no longer had employee or director stock option plans in effect.

Employee Plan

An employee stock option plan (the “Employee Plan”) was adopted by the Ameritrans Board, including a majority of the disinterested directors, and approved by a vote of the stockholders, in order to link the personal interests of key employees to the Company's long-term financial success and the growth of stockholder value.  The Plan had a ten (10) year life which expired in May, 2009.  Subsequent amendments to the Employee Plan were approved by the stockholders in January 2002 and June 2007.  The amendments increased the number of shares reserved under the plan to 300,000 shares.

The Employee Plan authorized the grant of incentive stock options within the meaning of the Section 422 of the Internal Revenue Code for the purchase of an aggregate of 300,000 shares (subject to adjustment for stock splits and similar capital changes) of Stock to the Company's employees.   Effective as of May 21, 2009, in accordance with the terms of the 1999 Employee Plan, the Board can no longer issue incentive stock options pursuant to such plan.  The Board adopted the Employee Plan to be in a better position to attract, motivate, and retain as employees people upon whose judgment and special skills the Company's success in large measure depends.  As of June 30, 2012, options to purchase an aggregate of 200,000 shares of Common Stock were outstanding and fully vested.

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

Options Granted, Expired and Canceled

There were no options granted or canceled during either of the fiscal years ended June 30, 2012 and 2011.

On December 28, 2010, options for 20,000 shares in connection with the Employee Plan expired.  During fiscal 2012, 19,574 options in connection with the Director Plan expired. In addition, during the fiscal year ended June 30, 2012, options to purchase 10,000 shares, granted to a previously terminated employee, expired unexercised.

Simplified Employee Pension Plan

The Company maintains a simplified employee pension plan covering all eligible employees of the Company.  During the fiscal years ended June 30, 2012 and 2011, contributions amounted to $0 and $46,430, respectively.

Compensation of Chief Executive Officer

The Board of Directors has set Michael Feinsod's total annual compensation at a level it believes to be competitive with the chief executive officers of similarly capitalized specialty finance companies. Michael Feinsod, in his capacity as Chief Executive Officer, is eligible to participate in the same executive compensation program available to Ameritrans' other senior executives.

Stock Performance Graph

Although Ameritrans' Common Stock was traded on the NASDAQ Capital Market until trading was suspended on May 3, 2012 and the Common Stock was subsequently delisted, trading in Ameritrans' Common Stock has historically been limited, making it difficult to meaningfully compare the performance of Ameritrans' Common Stock to that of other similar companies or a broad market index. Therefore, Ameritrans has not included a stock performance graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

At the close of business on October 24, 2012, there were outstanding and entitled to vote 3,395,583 shares of Common Stock of the Company (excluding 10,000 shares of Common Stock held by a subsidiary of the Company not entitled to vote) and 300,000 shares of Participating Preferred Stock.  Each share of Common Stock and Participating Preferred Stock is entitled to one vote for each share held.  The following table sets forth certain beneficial ownership information as to (i) those persons who, to our knowledge, owned 5% or more of our outstanding common stock or participating preferred stock as of October 24, 2012, (ii) each of our executive officers and directors, and (iii) all of our officers and directors as a group.  Except as set forth below, the address of each person listed below is the address of Ameritrans.

NAME	NUMBER OF SHARES OF COMMON STOCK OWNED	PERCENTAGE OFOUTSTANDING COMMON STOCK OWNED (A)	NUMBER OF SHARES OF PREFERRED STOCK OWNED	PERCENTAGE OF OUTSTANDING PREFERRED STOCK OWNED (A)
Interested Directors
*Michael Feinsod	1,278,455 (1)	35.96%	400	**
*Steven Etra	184,462 (2)	5.41%	0	**
Disinterested Directors
John R. Laird	100	**	0	**
Howard F. Sommer	0	**	1,163	**
Peter Boockvar c/o Miller Tabak + Co., 331 Madison Avenue New York, NY 10017	45,538 (3)	1.33%	0	**
Ivan Wolpert 19 Fulton Street, Suite 301 New York, NY 10038	12,247 (4)	**	0	**
Elliott Singer 4101 Gulf Shore Boulevard Naples, FL 34103	5,000	**	1,000	**
Executive Officers
*Silvia Mullens	15,000 (5)	**	0	**
*Richard Feinstein	0	**	0	**
*Gary C. Granoff	295,933(6)	8.72%	578 (7)	**
Certain Stockholders
J.E. Mitchell & Co., L.P. Mitchell Partners L.P. James E. Mitchell 3187-D Airway Avenue Costa Mesa, CA 92626	345,410 (8)	10.18%	29,942(8)	9.98%
Robert C. Ammerman c/o Capital Resource Partners 31 State Street Boston, MA 02109	0	**	98,759 (9)	32.92%
All Officers and Directors, as a group (10 persons)****	1,836,735	50.88%	8,534	2.84%

(A)

Ownership percentages are based on 3,395,583 shares of Common Stock and 300,000 shares of Preferred Stock outstanding as of October 24, 2012. Under the rules of the SEC, shares of Common Stock or Preferred Stock that an individual has a right to acquire within 60 days from October 24, 2012, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

*

Michael Feinsod and Steven Etra (directors), and Gary Granoff, Richard Feinstein and Silvia Mullens (officers), are each “interested persons” with respect to Ameritrans, as such term is defined in the 1940 Act.

**	Less than 1%.

***

All Officers and Directors: Michael Feinsod, Steven Etra, Elliott Singer, John R. Laird, Howard F. Sommer, Ivan Wolpert, Peter Boockvar, Gary C. Granoff, Richard Feinstein and Silvia Mullens.  Shares of Common Stock and Preferred Stock that all officers and directors have a right to acquire within 60 days from October 24, 2012, pursuant to the exercise of options, warrants or other convertible securities, are deemed to be outstanding for the purpose of computing the aggregate percentage of Common Stock or Preferred Stock owned for all officers and directors, as applicable.

(1)

Consists of (1) 1,078,755 shares held Infinity Capital Partners, L.P. (“Infinity”); (2) 23,450 shares held by Mr. Feinsod in his IRA account; (3) 16,250 shares held by Shoulda Partners, L.P. (“Shoulda”), of which Mr. Feinsod is the general partner; and (4) 160,000 shares issuable to Mr. Feinsod upon the exercise of outstanding options granted under the Employee Stock Option Plan. Because Mr. Feinsod is a controlling person of Infinity and a general partner of Shoulda, he may also be deemed to be a beneficial owner of securities held by Infinity and Shoulda.

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

(3)

Consists of (i) an aggregate of 20,000 shares held individually by Mr. Boockvar or jointly with Mr. Boockvar's wife; and (ii) options to purchase up to 25,538 shares issuable upon exercise of five-year options granted under the Non-Employee Director Stock Option Plan.

(4)

Consists of (i) 7,974 shares owned directly by Mr. Wolpert and (ii) 4,273 shares held by Belle Harbour Capital, L.L.C., of which Mr. Wolpert is a principal.  Mr. Wolpert disclaims beneficial ownership of the shares held by Belle Harbour Capital, L.L.C., except to the extent of his pecuniary interest therein.

(5)	Consists of 15,000 shares issuable to Ms. Mullens upon the exercise of outstanding options granted under the Employee Stock Option Plan.

(6)

Consists of (i) 138,813 shares owned directly by Mr. Granoff; (ii) 16,900 shares owned by The Granoff Family Foundation, a charitable foundation for which Mr. Granoff and his brother are trustees; (iii) 261 shares held by GCG Associates Inc., a corporation controlled by Mr. Granoff; (iii) 78,584 shares owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff; (iv) 43,438 shares held by Mr. Granoff in various IRA or pension accounts; (v) 6,000 shares held in an irrevocable subchapter S trust for the benefit of Mr. Granoff's son of which Mr. Granoff is the trustee; and (vi) 11,937 shares owned directly by Leslie Granoff, Mr. Granoff's wife, of which shares Mr. Granoff disclaims beneficial ownership.

(7)

Consists of (i) 500 shares of Preferred Stock owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff and (ii) 78 shares of Preferred Stock held by Mr. Granoff in IRA or pension accounts.

(8)	Based solely upon a Schedule 13G/A filed with the SEC on February 9, 2012.

(9)	Based solely on a Schedule 13D/A filed with the SEC on September 11, 2012.

Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective shares.

For as long as certain persons listed above hold five percent (5%) or more of the Company's outstanding Common Stock, they will be deemed to be “affiliated persons” of the Company, as such term is defined in the Investment Company Act of 1940, as amended (the “1940 Act”).

Equity Compensation Plan Information

The following table details information regarding the Company's existing equity compensation plans as of June 30, 2012:

Plan Category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of fully vested outstanding options		Weighted-average Exercise price of fully vested options	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	239,426	(1)	$3.28	--
Equity compensation plans not approved by security holders(2)	--		--	--
Totals	239,426	(1)	$3.28	--

(1)

Includes fully vested options to purchase up to 200,000 shares of Common Stock granted to employees under the Employee Plan and options to up purchase to 39,426 shares granted to non-employee directors under the Non-Employee Director Plan. See “Stock Option Plans.”

(2)	All of our compensation plans have been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a business development company (“BDC”), the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Independent Directors and, in some cases, the SEC. The affiliates with which the Company may be prohibited from transacting include its officers, directors and employees and any person controlling or under common control with the Company.

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

In addition, the Company adopted and maintains a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the code's requirements and applicable law. A copy of the code of ethics is available on the Corporate Governance section of the Company's website at www.ameritranscapital.com.

During the year ended June 30, 2010, we raised additional capital by issuing promissory notes in two private offerings. On December 22, 2009, we issued $2,025,000 aggregate principal amount of our 8.75% notes due December 2011 (the “December Notes”), and on March 26, 2010, we issued $975,000 aggregate principal amount of our 8.75% notes due March 2012 (the “March Notes” and together with the December Notes, the “Notes”). Until they were amended in January 2011, as described below, the Notes bore interest at the rate of 8.75% per annum, payable quarterly, and, matured in December 2011 (in the case of the December Notes) and March 2012 (in the case of the March Notes).  Prior to their amendment, the December Notes and March Notes provided that they could be extended until December 2012 and March 2013, respectively, at a rate of 5.5%, plus the then current Prime Rate. The Notes were redeemable by the Company at any time upon not less than thirty days' prior written notice to the holder. Our obligations under the Notes were not secured, but the Notes prohibited us from granting a security interest in any of our assets to secure the repayment of indebtedness for borrowed funds without the consent of the holders of the Notes. Steven Etra, a member of the Company's Board of Directors, and certain entities affiliated with Mr. Etra, acquired a portion of the Notes in the offerings aggregating $2,035,000.

On January 19, 2011, in order to facilitate certain covenants under a Senior Secured Note issued by the Company to Ameritrans Holdings LLC, the Company entered into an Amendment to Promissory Note (the “Note Amendments”) with each holder of the Notes, including Steven Etra, a member of the Board, and certain entities affiliated with Mr. Etra. Pursuant to the Note Amendments, the interest rate on the Notes was increased from 8.75% to 12% and the maturity dates were extended until May 2012.  The holders of the Notes also waived certain covenants contained in the Notes related to additional borrowings by the Company.  In connection with the Note Amendments, the Company paid a fee equal to 1% of the outstanding principal, or an aggregate of $30,000, to the holders of the Notes.

On March 16, 2012, Ameritrans paid the holders of the Notes an aggregate of $2,650,000 (the “Senior Notes Payoff Amount”) in full satisfaction of Ameritrans' obligations under the Notes.  Upon the noteholders' receipt of such payment, the Notes and Ameritrans' obligations thereunder terminated.  The Senior Notes Payoff Amount represented an approximate 19.4% discount from the principal, interest and other amounts payable under the Senior Notes as of date of payment.   Mr. Etra and certain affiliated entities held $2,035,000 principal amount of the Senior Notes, and as such received approximately $1,799,000 of the Senior Notes Payoff Amount.

Director Independence

The Company's board of directors affirmatively determines director independence based on the listing standards promulgated by The Nasdaq Stock Market LLC, including the definition of “independent directors” contained in NASDAQ Marketplace Rule 5605(a)(2). For a director to be considered independent, the Board must determine that the director (and in some cases, members of a director's immediate family) is not “interested” within the meaning of Section 2(a)(19) of the 1940 Act. The Board has affirmatively determined that five of our seven directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are John R. Laird, Ivan Wolpert, Peter Boockvar, Elliott Singer and Howard Sommer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services billed in fiscal 2012 and 2011 were $180,412 and $179,970, respectively and consist of the annual audit of the Company's consolidated financial statements and interim reviews of the quarterly consolidated financial statements.  Also included are services in connection with stand-alone financial statements of Elk Associates Funding Corporation, which are required by the SBA.

Audit-Related Fees

There were no fees for audit related services by the Company's independent registered accountants for the years ended June 30, 2012 and 2011, that are not reported under the caption “Audit Fees” above.

Tax Fees

There were no fees for professional services rendered by the Company's independent registered accountants for tax compliance, tax advice, and tax planning for the years ended June 30, 2012 and 2011, that are not reported under the caption “Audit Fees” above.

All Other Fees

There were no other fees for professional services rendered by the Company's independent registered accountants for the years ended June 30, 2012 and 2011, that are not reported under the caption “Audit Fees” above.

Policy on Audit Committee Pre-Approval

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has granted the Chairman of the Audit Committee, John Laird, the authority to pre-approve all audit and permissible non-audit services, so long as such approval is ratified by the Audit Committee in a timely manner. One hundred percent of the tax fees and all other fees were approved by the Audit Committee.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Sarbanes-Oxley Certification CEO, dated October 29, 2012

31.2	Sarbanes-Oxley Certification CFO, dated October 29, 2012

32.1	Sarbanes-Oxley Certification – CEO, dated October 29, 2012 (furnished only)

32.2	Sarbanes-Oxley Certification – CFO, dated October 29, 2012 (furnished only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October, 2012.

AMERITRANS CAPITAL CORPORATION

By: /s/Michael R. Feinsod

Michael R. Feinsod

Chief Executive Officer

President

As required by the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Feinsod	Chief Executive Officer, President,	October 29, 2012
Michael Feinsod	Chief Compliance Officer and Director

/s/ Richard L. Feinstein	Chief Financial Officer	October 29, 2012
Richard L. Feinstein

/s/ Peter Boockvar	Director	October 29, 2012
Peter Boockvar

/s/ Steven Etra	Director	October 29, 2012
Steven Etra

/s/ John R. Laird	Director	October 29, 2012
John R. Laird

/s/ Elliott Singer	Director	October 29, 2012
Elliott Singer

/s/ Howard F. Sommer	Director	October 29, 2012
Howard F. Sommer

/s/ Ivan Wolpert	Director	October 29, 2012
Ivan Wolpert