Form 10-Q
period 2012-09-30
AMERITRANS CAPITAL CORP
filed 2012-11-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended
September 30, 2012

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

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of November 9, 2012 was 3,395,583. The number of shares of Registrant’s 9 ? cumulative participating redeemable preferred stock outstanding as of November 9, 2012 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets

Investments at fair value (cost of $21,687,875 and $22,401,381, respectively):
Non-controlled/non-affiliated investments	$15,318,757	$16,169,728
Controlled affiliated investments	331,685	332,878

Total investments at fair value	15,650,442	16,502,606

Cash	125,718	184,338
Accrued interest receivable	775,343	807,643
Assets acquired in satisfaction of loans	878,325	878,325
Furniture and equipment, net	42,045	44,359
Deferred loan costs, net	242,746	260,459
Prepaid expenses and other assets	245,522	263,641

Total assets	$17,960,141	$18,941,371

Liabilities and Net Liabilities
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Accrued expenses and other liabilities	511,352	312,353
Accrued interest payable	601,593	342,506
Dividends payable	759,375	675,000

Total liabilities	23,047,320	22,504,859

Commitments and contingencies (Notes 2, 3, 4, 5 and 8)

Net Liabilities:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(23,910,631)	(22,525,598)
Net unrealized depreciation on investments	(6,037,433)	(5,898,775)
Total	(5,017,179)	(3,493,488
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net liabilities	(5,087,179)	(3,563,488)

Total liabilities and net liabilities	$17,960,141	$18,941,371

Net liability value per common share	$(2.56)	$(2.11)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2012	2011
Investment income:	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$267,799	$516,334
Controlled affiliated investments	6,614	7,053
	274,413	523,387
Fees and other income	-	8,243
Total investment income	274,413	531,630
Expenses:
Interest	259,087	400,803
Salaries and employee benefits	256,909	426,780
Occupancy costs	43,983	43,297
Legal fees	524,657	273,796
Accounting and compliance fees	137,836	228,940
Directors fees and expenses	84,500	37,531
Advisory Fee	-	46,084
Other administrative expenses	165,068	214,442
Total expenses	1,472,040	1,671,673
Net investment loss	(1,197,627)	(1,140,043)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(103,031)	263,489
	(103,031)	263,489
Net unrealized depreciation on investments	(138,658)	(558,976)
Net realized/unrealized losses on investments	(241,689)	(295,487)
Net decrease in net assets from operations	(1,439,316)	(1,435,530)
Distributions to preferred shareholders	(84,375)	(84,375)
Net increase in net liabilities from operations available to common shareholders	$(1,523,691)	$(1,519,905)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.45)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES

	For the three months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Increase in net liabilities from operations:
Net investment loss	$(1,197,627)	$(1,140,043)
Net realized gain (loss) from investments	(103,031)	263,489
Unrealized depreciation on investments	(138,658)	(558,976)

Net increase in net liabilities resulting from operations	(1,439,316)	(1,435,530)

Shareholder distributions:
Distributions to preferred shareholders	(84,375)	(84,375)

Net increase in net liabilities resulting from shareholder distributions	(84,375)	(84,375)

Total increase in net liabilities	(1,523,691)	(1,519,905)

Net assets (liabilities):
Beginning of period	(3,563,488)	2,236,093

End of period	$(5,087,179)	$716,188

Net assets per preferred	$3,600,000	$3,600,000
Net liabilities per common	$(8,687,179)	$(2,883,812)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(1,439,316)	$(1,435,530)
Adjustments to reconcile net increase in net liabilities from operations to net cash used in operating activities:
Depreciation and amortization	20,026	20,119
Net realized (gains) losses on investments	103,031	(263,489)
Net unrealized depreciation on investments	138,658	558,976
Portfolio Investments	(425,246)	(300,205)
Proceeds from principal receipts, sales, maturity of investments	1,035,721	2,268,009
Changes in operating assets and liabilities:
Accrued interest receivable	32,300	(30,732)
Prepaid expenses and other assets	18,120	(189,900)
Accrued expenses and other liabilities	198,999	(803,981)
Accrued interest payable	259,087	(259,367)
Total adjustments	1,380,696	999,430
Net cash used in operating activities	(58,620)	(436,100)
Cash flows from investing activities:
Purchases of furniture and equipment	-	(1,890)
Net cash used in investing activities	-	(1,890)

Cash flows from financing activities:
Repayment of debt	-	(76,380)
Net cash used in financing activities	-	(76,380)
Net decrease in cash and cash equivalents	(58,620)	(514,370)
Cash:
Beginning of period	184,338	4,151,616
End of period	$125,718	$3,637,246

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$660,170
Supplemental disclosure of non cash investing and financing activities:
Accrued dividend payable	$84,375	$84,375

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of September 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (102.11%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operato	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,738,872	1,738,872	1,738,872
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	165,104	165,104	165,104
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	18,933
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	215,424	215,424	215,424
CMCA, LLC #2 (2) (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		114,714	114,714	81,660
	Total Commercial Loans		5,824,240	5,194,614
Corporate Loans Receivable (115.65%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	471,336
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all PIK , due 7/13	2,769,045	2,735,378	830,713
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 9.00%, due 8/15	1,256,635	1,237,490	1,235,898
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.00%, due 1/15	759,800	750,863	706,614
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 7/15	1,638,522	1,638,522	1,638,522
Sterling Infosystems, Inc. Information Data Systems	Term Loan, First Lien 7.25%, due 02/18	997,500	979,528	999,993
	Total Corporate Loans		9,698,463	5,883,076
	Total loans receivable		15,522,703	11,077,690

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of September 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Life Insurance Settlement Contracts (68.61%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		$4,863,145	$3,490,401
Equity Investments (21.28%) (4)
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	2,377
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	-
Asset Recovery & Management, LLC(2) (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (2) (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	1,050,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	9,763
	Total equity investments		1,302,027	1,082,351
	Total investments		$21,687,875	$15,650,442

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

(2)   As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of September 30, 2012, we own 5% or more of the portfolio company’s outstanding voting securities.

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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (146.72%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operato	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,761,340	1,761,340	1,761,340
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	174,759	174,759	174,759
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	18,933
CMCA, LLC(2) (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	216,617	216,617	216,617
CMCA, LLC #2(2) (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		115,031	115,031	81,977
	Total Commercial Loans		5,857,873	5,228,247
Corporate Loans Receivable (196.20%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	471,336
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all PIK , due 7/13	2,687,778	2,649,826	940,722
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,259,899	1,239,147	1,165,407
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	773,449	763,519	719,308
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.75%, of which 3.75% is PIK, due 6/15	1,075,400	1,059,775	1,075,400
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,618,071	1,618,071	1,618,071
Sterling Infosystems, Inc. Information Data Systems	Term Loan, First Lien 7.25%, due 02/18	1,000,000	981,171	1,001,250
	Total Corporate Loans		10,668,191	6,991,494
	Total loans receivable		16,526,064	12,219,741

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of June 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Life Insurance Settlement Contracts (89.91%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		$4,573,290	$3,204,001
Equity Investments (30.28%) (4)
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	2,377
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	-
Asset Recovery & Management, LLC (2)(3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (2)(3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	1,050,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,276
	Total equity investments		1,302,027	1,078,864
	Total investments		$22,401,381	$16,502,606

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

Information at and for the three months ended September 30, 2012 and 2011 is unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  September 30, 2012, and the related consolidated statements of operations, statement of changes in net assets, and cash flows for the three months ended September 30, 2012 and 2011, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “the Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended September 30, 2012, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Commission by the Company on September 28, 2012.

Organization and Principal Business Activity

Ameritrans is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation. Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we make loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes direct loans to and directly invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure. Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk makes loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations. However, as described in Notes 3 and 8 below, on October 31, 2012 Elk entered into a settlement agreement with the SBA pursuant to which Elk agreed to surrender its SBIC license by December 15, 2012. The Company categorizes its investments into four types of securities: 1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements and 4) Equity Investments.

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

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At September 30, 2012, EAF was operating the real estate of Sealmax, Inc. and 633 Meade Street, LLC, acquired in satisfaction of loans.

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

Loans are, generally, considered “non–performing” once they become 90 days past due as to principal or interest. The values of past due loans are periodically determined in good faith by management, and if, in the judgment of management, the amount is not collectible and the fair value of the collateral is less than the amount due, the value of the loan will be reduced to fair value.

Equity investments (preferred stock, common stock, stock warrants, LLC interests, and LP interests, including certain controlled subsidiary portfolio investments) and investment securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation.  Investments for which market quotations are readily available are valued at such quoted amounts. If no public market exists the fair value of investments that have no ready market are determined in good faith by management and approved by the Board of Directors, based upon assets and revenues of the underlying investee companies, as well as general market trends for businesses in the same industry.

The Company records the investment in life insurance settlement contracts at the Company’s estimate of their fair value based upon various factors including a discounted cash flow analysis of anticipated life expectancies, future premium payments and anticipated death benefits. The Company also considers the market for similar policies. The fair value of the investment in life settlement contracts have no ready market and are determined in good faith by management and approved by the Board of Directors (see Note 2).

Because of the inherent uncertainty of valuations, the Company’s estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC, generally, is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2012/2013, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2012, 2011 and 2010 or during the three months ended September 30, 2012, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal periods presented.  The Company’s tax returns for fiscal years ended 2009 through 2012 are subject to examination by federal, state and local income tax authorities.

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

Increase (Decrease) in Net Liabilities Per Share

Increase (decrease) in net liabilities per share includes no dilution and is computed by dividing current net increase (decrease) in net liabilities from operations available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted increase (decrease) in net liabilities per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants.  The difference between reported basic and diluted weighted average common shares results from the assumption that all dilutive stock options outstanding were exercised.  For the periods presented, the effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

Dividends

Dividends and distributions, if any, declared and paid (or payable) to our common and preferred stockholders are recorded on the applicable record date.  The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management.  Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of September 30, 2012, no shares have been purchased under the plan.

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

Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable and payable and other receivables and payables, approximates fair value due to the relative short maturities of these financial instruments.  The Company’s investments, including loans receivable, life settlement contracts and equity securities, are carried at their estimated fair value.  The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings (see Note 6).

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow and losses are expected to continue. The Company’s plan of obtaining equity financing, even if successful, may not result in funds sufficient to maintain and expand its business and/or satisfy its Settlement Agreement and Mutual Release with the SBA. These factors raise doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon Management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing and on improving the Company’s profitability and cash flow. In addition, on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which is continuing.  Although the Company attempted to obtain equity financing on multiple occasions with a view towards, among other things, curing Elk’s capital impairment and executing its growth strategy, the SBA rejected all financing transactions that the Company had submitted to it for approval (see Note 3 to the consolidated financial statements).  As also discussed in Note 3, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by December 15, 2012 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the settlement payment is made. While the Company believes that its business strategy, including its plans to obtain financing to make the Settlement Payment and surrender Elk’s SBIC license in satisfaction of Elk’s obligations to the SBA and to otherwise seek additional financing transactions, is viable and provides the Company the opportunity to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.    Investments

The following table shows the Company’s portfolio by security type at September 30, 2012 and June 30, 2012:

	September 30, 2012			June 30, 2012
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$5,824,240	$5,194,614	33.2%	$5,857,873	$5,228,247	31.7%
Corporate Loans	9,698,463	5,883,076	37.6%	10,668,191	6,991,494	42.4%
Life Settlement Contracts	4,863,145	3,490,401	22.3%	4,573,290	3,204,001	19.4%
Equity Securities	1,302,027	1,082,351	6.9%	1,302,627	1,078,864	6.5%
Total	$21,687,875	$15,650,442	100.0%	$22,401,981	$16,502,606	100.0%

(1) Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012		June 30, 2012
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,738,872	11.1%	$1,761,340	10.7%
Commercial Construction	2,339,724	14.9%	2,339,724	14.2%
Construction and Predevelopment	1,050,000	6.7%	1,050,000	6.4%
Debt Collection	452,716	2.9%	453,909	2.7%
Education	706,614	4.5%	719,308	4.3%
Food and Candy Manufacturing	1,638,522	10.5%	2,693,471	16.3%
Info Data Systems	999,993	6.4%	1,001,250	6.1%
Life Insurance Settlement Contracts	3,490,401	22.3%	3,204,001	19.4%
Manufacturing	1,235,898	7.9%	1,165,407	7.1%
Printing/Publishing	830,713	5.3%	940,722	5.7%
Restaurant/Food Service	1,042,507	6.7%	1,052,162	6.4%
Other industries less than 1%	124,482	0.8%	121,312	0.7%
TOTAL	$15,650,442	100.00%	$16,502,606	100.00%

Loans Receivable

 Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had sixteen and fifteen loans which are considered non-performing aggregating $3,629,994 and $3,464,890, respectively, as of September 30, 2012 and June 30, 2012, respectively. These loans are either fully or substantially collateralized and are in some instances personally guaranteed by a principal of the debtor or third party. The Company’s non-performing loans are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral. The following table sets forth certain information regarding performing and non-performing loans as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Loans receivable	$11,077,690	$12,219,741
Performing loans	7,447,696	8,754,851
Nonperforming loans	$3,629,994	$3,464,890
Nonperforming loans:
Accrual	$165,104	$-
Nonaccrual	3,464,890	3,464,890
	$3,629,994	$3,464,890

As of June 30, 2012 the Company had paid all fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company incurred fees payable to the Adviser that were comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5%, based on capital gains from the Corporate Loan portfolio. However, because minimum thresholds were not met during the term of the Advisory Agreement, the fees paid or accrued pursuant to the Advisory Agreement were based solely on each quarterly portion of the annual fee. Effective December 10, 2011, the Advisory Agreement expired and has not been renewed. On May 14, 2012, all amounts due to the Advisor were paid.

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

As of September 30, 2012 and June 30, 2012, the fair value of the policies owned by the Company was $3,490,401 and $3,204,001, respectively, which represents the estimated fair value for the four life insurance policies with an aggregate face value of $17,250,000. The Company’s cost on these policies to date is $4,863,145, including insurance premiums of $289,855, which were paid during the three month period ended September 30, 2012. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away in August, 2011. The Company received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate, thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2013 (nine months)	$655,551
2014	874,068
2015	874,068
2016	874,068
2017	823,092
Thereafter	683,355
$4,784,202

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

 Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	September 30, 2012 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,194,614	$-	$-	$5,194,614
Corporate Loans	5,883,076	.	-	5,883,076
Life Settlement Contracts	3,490,401	-	-	3,490,401
Equity Securities	1,082,351	9,763	-	1,072,588
Total Investments	$15,650,442	$9,763	$-	$15,640,679

		Fair Value at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,228,247	$-	$-	$5,228,247
Corporate Loans	6,991,494	-	-	6,991,494
Life Settlement Contracts	3,204,001	-	-	3,204,001
Equity Securities	1,078,864	6,276	-	1,072,588
Total Investments	$16,502,606	$6,276	$-	$16,496,330

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330
Net realized losses on investments	-	(103,031)		.	(103,031)
Net unrealized losses on investments	-	(138,690)	(3,455)	.	(142,145)
Purchases of investments		135,391	289,855	.	425,246
Repayments, sales or redemptions of investments	(33,633)	(1,002,088)	.	-	(1,035,721)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of September 30, 2012	$5,194,614	$5,883,076	$3,490,401	$1,072,588	$15,640,679

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(142,145)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net realized gain on sales and dispositions	15,625
Change in unrealized gains or losses relating to assets still held at reporting date	$(126,520)

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	(28,011)	288,139	(75,250)	184,878
Net unrealized gains (losses) on investments	(128,644)	(1,848,874)	(95,657)	168,027	(1,905,148)
Purchases of investments	2,463	1,517,902	931,366	-	2,451,731
Repayments, sales or redemptions of investments	(890,387)	(5,618,308)	(327,847)	(850)	(6,837,392)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,905,148)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (loss) on sales and dispositions	54,055
Change in unrealized losses relating to assets still held at reporting date	$(1,851,093)

As of June 30, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $5,538,024. As of June 30, 2012, the aggregate net unrealized loss on Level 1 investments was $360,751. For the year ended June 30, 2012, the net unrealized loss on Level 1 investments aggregated $86,742. At June 30, 2012, only the investment in Fusion Communications was included in Level 1.

As of September 30, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $5,680,169. As of September 30, 2012, the aggregate net unrealized loss on Level 1 investments was $357,264. For the three months ended September 30, 2012, the net unrealized gain on Level 1 investments aggregated $3,487. At September 30, 2012, only the investment in Fusion Communications was included in Level 1.

3.    Debentures Payable to SBA

At September 30, 2012, and June 30, 2012, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	September 30, 2012	June 30, 2012	Annual Amount of Interest and User Fees
July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

(1)  Elk is also required to pay an additional user fee of 0.866% on these debentures.

(2)  Elk is also required to pay an additional user fee of 0.28% on these debentures.

(3)  See SBA Litigation, discussed below and in Note 8.

Under the terms of the subordinated debentures, Elk may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. As of September 30, 2012, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage, before allocation of expenses, of approximately 80%. Accordingly, Elk had a condition of capital impairment as of September 30, 2012, which would require additional capital of approximately $5.6 million to cure.

On March 6, 2012 (the “Notice Date”), Sean J. Greene (“Greene”), Associate Administrator Office of Investment and Innovation of SBA delivered written notice (the “Notice”) to Elk of SBA’s determination that Elk has a condition of capital impairment, based on Elk’s financial condition as of September 30, 2011. As stated in the Notice, Elk’s capital impairment percentage as of September 30, 2011 was 59%.  Pursuant to the Notice, Greene directed Elk to cure the capital impairment within fifteen days from the Notice Date (the “Cure Period”). The Notice indicated the SBA may declare Elk’s total indebtedness to the SBA to be immediately due and payable and/or institute legal proceedings seeking the appointment of the SBA as Elk’s receiver if Elk failed to cure the capital impairment within the Cure Period. As of September 30, 2012, Elk had not cured its capital impairment.

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

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator.  The following day, in connection with preliminary discussions regarding such litigation, the SBA represented that it would suspend liquidation activities involving Elk and refrain from taking any action to revoke Elk’s license as an SBIC until April 25, 2012.  For additional information regarding such litigation see Note 12 to the consolidated financial statements.

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

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012.  Elk submitted the requested settlement plan which included a proposed schedule for the payment of Elk’s indebted to SBA and alternatives to SBA’s potential attempts to appoint a receiver. Elk subsequently filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint included information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

On October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the settlement payment is made. See Note 8 for additional details. This settlement is expected to result in a gain from early extinguishment of debt aggregating approximately $13.6 million.

4.      Notes Payable

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $0 and $41,250 for the three months ended September 30, 2012 and 2011, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $0 and $20,550 for the three months ended September 30, 2012 and 2011, respectively.

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

On April 12, 2011, the Company also entered into an amendment to the Original 2011 Note (the “Note Amendment” and the Original 2011 Note, as amended, the “2011 Note”), which amended a provision of the Original 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provided that the Company would not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the Original 2011 Note remained in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $0 and $44,720, respectively, in the three months ended September 30, 2012 and 2011, respectively, without giving effect to any default interest as discussed below.

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

5.            Dividends to Stockholders

The following table sets forth the dividends accrued by the Company on its Preferred Stock for the three months ended September 30, 2012, and 2011:

	For the three months ended September 30, 2012
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First Quarter (July 1, 2012 – September 30, 2012)	$0.28125	$84,375	Undeclared

	For the three months ended September 30, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First Quarter (July 1, 2012 – September 30, 2011)	$0.28125	$84,375	Undeclared

The Company did not declare or pay dividends on its Common stock during the three months ended September 30, 2012 or 2011. Dividends on Preferred Stock accrue whether or not they have been declared. As of September 30, 2012, dividends not declared and in arrears aggregated $759,375.

6.      Financial Instruments

Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values presented have been determined by using available market information and by applying valuation methodologies.

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

Debt

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of September 30, 2012 and June 30, 2012 were $21,175,000.  The fair value is the same as the recorded value, inasmuch as the SBA has given the Company notice on June 1, 2012 that Elk's entire indebtedness to the SBA was due and payable currently.  However, pursuant to an October 31, 2012 settlement agreement between Elk and the SBA, Elk’s obligations under these debentures can be satisfied in full for $7,900,000 and the surrender of Elk’s SBIC license. See Note 3.

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

On September 19, 2011, the Company received a letter from the SBA describing certain concerns related to its change of ownership and control application and requesting certain additional pieces of information. In particular, the SBA informed the Company that the proposed transaction, as then structured, would not satisfy applicable SBA management-ownership diversity requirements. While the Company and its counsel believed that the transaction satisfied all SBA regulatory requirements, the SBA did not concur with that view.

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement, although the Company continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. As noted, below (see Note 12, Commitments and Contingencies – Litigation), the Company presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised the Company that Renova was ceasing its efforts to pursue a transaction with the Company and Elk. As a result, the Company and Renova are no longer engaging in discussions regarding a potential financing transaction.

As also discussed in Note 3, in February 2012, the Company presented a potential transaction with another party, which also was rejected by SBA.

On October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the settlement payment is made. See Note 8 for additional details.

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

On April 24, 2012, the District Court denied Elk’s motion for a preliminary injunction and ordered the SBA to file a response to Elk’s lawsuit no later than June 4, 2012.  Accordingly, since April 25, 2012, the SBA was no longer required to suspend liquidation activities with respect to Elk.

Subsequently, Elk filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint included information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

The SBA made a motion for Summary Judgment in the Litigation and Elk filed its Memorandum of Law in Opposition to SBA's motion for Summary Judgment.  Simultaneously with the filing of its reply, Elk filed a motion seeking leave to conduct discovery.

On September 17, 2012, the Court issued a ruling finding it prudent to postpone further briefing on SBA's Motion for Summary Judgment to allow Elk's Motion for Leave to Serve Discovery to be fully briefed.  The Court ruled that the Motion for Summary Judgment was held-in-abeyance.  The Court ruled that the SBA need not and shall not file a reply until otherwise ordered by the Court.  The Court ordered the SBA to file a response to Elk's Motion for Leave to Serve Discovery by no later than October 1, 2012, which was filed; Elk was required to file its reply, if any, by no later than October 11, 2012, which was timely filed.

The Court also stated that the "parties are STRONGLY encouraged to meet and confer in an attempt to resolve their disagreement or narrow the areas of dispute requiring the Court's resolution."

 On October 31, 2012 Elk and the SBA entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with respect to the Litigation. Under the terms of the Settlement Agreement, Elk agreed to pay the SBA $7,900,000 (the “Settlement Payment”) by December 15, 2012 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest, aggregating approximately $600,000, which may accrue through the date the Settlement Payment is made. As of October 31, 2012, Elk's outstanding leverage with the SBA was $21,175,000. Elk also agreed to execute a Consent Order of Receivership, which would be effective only if the Settlement Payment is not made within the required period, appointing the SBA as permanent, liquidating receiver of Elk. In connection with the Settlement Agreement, the parties have agreed to file with the court a Joint Stipulation dismissing the SBA Litigation. The Settlement Agreement includes mutual releases by both parties releasing the other party and various associated entities from any and all actions, causes of action, claims, rights and demands of every kind which such party may have through October 31, 2012. SBA's release of Elk does not include any claims of criminal liability, any claims arising from fraudulent conduct or any claims by any other federal agency of the United States, including the Internal Revenue Service. Pursuant to the Settlement Agreement, the SBA has acknowledged that it is unaware of any such claim referred to in the immediately preceding sentence.

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

9.      Stock Option Plans

The Company’s employee incentive stock option plan and non-employee director stock option plan expired on May 21, 2009.

 The following tables summarize information about the transactions of both stock option plans as of September 30, 2012:

Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2012	239,426	$3.28
Granted	-	-
Canceled	-	-
Expired	-	-
Exercised	-	-
Options outstanding at September 30, 2012	239,426	$3.28

 The following table summarizes information about the stock options outstanding under the Company’s options plans as of September 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding At September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	.64 years	$3.60
$5.28	60,000	1.16 years	$5.28
$4.50	20,000	.03 years	$4.50
$2.36	120,000	1.03 years	$2.36
$1.78	25,538	1.60 years	$1.78
$ 1.78-$ 5.28	239,426	.99 years	$3.28

10.      Financial Highlights

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Year Ended June 30, 2012
Net share data
Net asset (liability) value at the beginning of the period	$(2.11)	$(0.40)	$(0.40)
Net investment loss	(0.35)	(0.34)	(1.08)
Net realized and unrealized losses on investments	(0.07)	(0.09	(0.53)
Net decrease in net assets from operations	(0.42)	(0.43)	(1.61)
Distributions to Stockholders (4)	(0.02)	(0.02)	(.10)
Total decrease in net asset value	(0.44)	(0.45)	(1.71)
Net asset value at the end of the period	$(2.55)	$(0.85	$(2.11)
Per share market value at beginning of period	$0.11	$1.17	$1.17
Per share market value at end of period	$0.10	$0.54	$0.11
Total return (1)	(9.09)%	(53.85)%	(90.6)%
Ratios/supplemental data
Average net liabilities (2) (in 000’s)	$(7,925)	$(2,124)	$(4,264)
Total expense ratio (3)	(74.30)%	(314.8)%	142.4%
Net investment loss to average net assets (liabilities) (5)	(60.45)%	(214.7)%	85.7%

(1)

 Total return is calculated by dividing the change in market value of a share of common stock during the year, assuming the reinvestment of dividends on the payment date, by the per share market value at the beginning of the year.

(2)	Average net liabilities excludes capital from preferred stock.
(3)	Total expense ratio represents total expenses divided by average net assets annualized for interim periods.
(4)	Amount represents total dividends on both common and preferred stock divided by weighted average shares.
(5)	Annualized for interim periods.

11.      Other Matters

Between September 2011 and January 2012, the Company received notices from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it did not satisfy various continued listing requirements applicable to the Company’s common stock and preferred stock, including requirements that the Company maintain a minimum bid price for its common stock of $1.00 per share, a minimum of $2.5 million of stockholders’ equity and a minimum market value of publicly held shares of $1 million with respect to the Company’s common stock and its preferred stock.  The Company did not regain compliance with Nasdaq’s continued listing requirements and, on May 3, 2012, the Company’s securities were delisted from the Nasdaq Capital Market.

12.      Recently Issued Accounting Standards

In August 2012, the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114 (“SAB No. 114”), Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). The update amends various SEC paragraphs pursuant to the issuance of SAB No. 114 and is effective upon issuance. The adoption of the amended guidance in ASU 2012-03 did not have a significant effect on the Company’s financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on The Company’s financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

13.     Subsequent Events

Except for the entry into the SBA Settlement Agreement as discussed in Note 8, Commitments and Contingencies, the Company is not aware of any other significant subsequent events.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing in this quarterly report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Commission by the Company on September 28, 2012, and which is available on the Company’s web site at www.ameritranscapital.com.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. However, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by December 15, 2012 and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through such date plus all additional interest which may accrue through the date the settlement payment is made. Most of Elk’s business historically consisted of originating and servicing loans collateralized by taxi medallions and loans to and investments in other diversified businesses.  Since completing the sale of the medallion portfolio, most of the Company’s net interest income has been generated from its Corporate and Commercial loans. Historically, Elk’s earnings derived primarily from net interest income, which is the difference between interest earned on interest-earning assets (consisting of business loans), and the interest paid on interest-bearing liabilities (consisting of indebtedness to Elk’s banks and subordinated debentures issued to the SBA). Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized appreciation or depreciation on loans and investments is recorded when Elk adjusts the value of a loan or equity investment to reflect management’s estimate of the fair value, as approved by the Board of Directors.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Total Investment Income

The Company’s investment income for the three months ended September 30, 2012, decreased $257,217, or 48%, to $274,413, as compared to $531,630 for the three months ended September 30, 2011. The decrease was predominantly due to a timing difference on interest earned on an outstanding loan, as partially offset by a smaller portfolio.

Corporate Loans outstanding as of September 30, 2012, decreased by $6,430,564, or 52%, to $5,883,076, as compared with $12,313,640 at September 30, 2011. The decrease in Corporate Loans outstanding was due to payoffs of approximately $83,000, the sale of six loans for approximately $8,039,000 (primarily, for liquidity purposes) and a decrease in fair value of certain Corporate Loans aggregating approximately $1,364,000. This decrease was partially offset by new fundings and loan discount amortization totaling approximately $3,055,000. For the three months ended September 30, 2012, interest income on Corporate Loans decreased approximately $228,000 to approximately $224,000 from $452,000 in the comparable quarter in the prior fiscal year. The interest earned on Corporate Loans decreased in 2012, as compared with the prior year as a result of the decrease in Corporate Loans.

Commercial Loans outstanding as of September 30, 2012, decreased by $509,808, or 9%, to $5,194,614, as compared with $5,704,422 at September 30, 2011.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $375,000 and a downward fair value adjustment of approximately $130,000. For the three months ended September 30, 2012, interest income on Commercial Loans decreased approximately $24,000 to approximately $36,000 from approximately $60,000  in the prior fiscal year’s comparable quarter. This decrease was attributable to paid off loans and an interest payment received in September 2011 of approximately $16,000, relating to non-accruing loans.

Life settlement contracts outstanding as of September 30, 2012 increased by approximately $834,000, or 31%, to $3,490,401, as compared with $2,656,000 at September 30, 2011. This increase was due primarily to additional premium payments as partially offset by a downward adjustment of fair value. The fair value as of September 30, 2012, represents our estimate of the policies’ fair value based upon various factors, including a discounted cash flow analysis of anticipated life expectancies, future premium payments, current market conditions and anticipated death benefits related to the four life insurance policies which have an aggregate face value of $17,250,000.

Operating Expenses

Interest expense for the three months ended September 30, 2012 decreased $141,716, or 35%, to $259,087, as compared to $400,803 for the three months ended September 30, 2011.  This was due to the payoff of approximately $4,500,000 of outstanding notes in March 2012.

Salaries and employee benefits for the three months ended September 30, 2012 decreased $167,693, or 39%, to $256,909 when compared to $426,780 for the three months ended September 30, 2011.  This decrease was due to a one-time payment in connection with the cancelation of an employment contract which was paid in July 2011 and was partially offset by an increase in officers’ salaries.

Occupancy costs for the three months ended September 30, 2012, remained consistent at $43,983 when compared with $43,297 for the three months ended September 30, 2011.

Legal fees increased $250,861, or 92%, to $524,657 in the first quarter of fiscal 2012 from $273,796 in the corresponding quarter in fiscal 2012 due, primarily, to legal work in connection with our lawsuit with SBA and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees decreased $91,104 or 40% to $137,836 in the first quarter of fiscal 2012 from $228,940 in the corresponding quarter in the prior fiscal year prior. Such decrease was attributable to a $61,204 decrease in general accounting and other compliance fees; a $19,302 decrease in financial management personnel, primarily related to our Chief Financial Officer and a $10,598 decrease in audit fees.

Director fees for the three months ended September 30, 2012 increased $46,969, or 125%, to $84,500 when compared to $37,531 for the three months ended September 30, 2011. Such increase resulted from a management decision to pay retainer fees.

Advisory Fees decreased approximately $46,084, or 100%, to $0 when compared to $46,084 for the three months ended September 30, 2011. This was due to the expiration of our Advisory Agreement in December 2011.

Miscellaneous administrative expenses for the three months ended September 30, 2012, decreased $49,374, to $165,068, or 23%, when compared with $214,442 for the three months ended September 30, 2011.  This decrease was due primarily to a reduction of $57,000 of foreclosure expense in the first quarter of fiscal 2012, decrease of miscellaneous fees of approximately $25,000, as partially offset by increases in, insurance expense of approximately $24,000 and printing expense of approximately $8,300.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations for the three months ended September 30, 2012 was $1,439,316, as compared to a net decrease in assets results from operations for the three months ended September 30, 2011 of $1,435,530. The downward performance in operations in the 2012 three-month period was, primarily, attributable to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $21.6 million in the first quarter of fiscal 2012 to an average of approximately $15.7 million in the first quarter of fiscal 2012; (ii) an overall decrease in expenses to approximately $1.5 million for the three months ended September 30, 2012, as compared with approximately $1.7 million for the three months ended September 30, 2011, as described above, and (iii) a decrease in unrealized loss to approximately $139,000 for the three months ended September 30, 2012 as compared with an unrealized gain of approximately $560,000 for the three months ended September 30, 2011. The realized loss for the three months ended September 30, 2012 was approximately $103,000, as compared with a realized gain of approximately $263,000 for the three months ended September 30, 2011.

Financial Condition at September 30, 2012 and June 30, 2012

Assets and Liabilities

Total assets decreased $981,230 to $17,960,141, at September 30, 2012, as compared with total assets of $18.9 million at June 30, 2012. This decrease was primarily due to a decrease in investments of approximately $852,000, cash of $58,000 and accrued interest receivable of approximately $30,000.

We also had an increase in liabilities at September 30, 2012 compared with June 30, 2012 aggregating approximately $542,000, comprised, primarily, of  increases in accrued expenses and other liabilities, accrued interest payable and dividends payable aggregating approximately $199,000, $259,000 and $84,000, respectively. The increase in dividends payable represents fiscal 2013 preferred stock dividends that have not been declared.

Liquidity and Capital Resources

We have historically funded our operations through private and public placements of our securities, bank financing, the issuance to the SBA of our subordinated debentures and internally generated funds.   Since 2008, the Company has relied on SBA Debentures, funds from operations and, to a lesser extent, private placements of debt for liquidity. At September 30, 2012, we had negative working capital of approximately $21.9 million. Substantially, all of our cash was subject to restrictions pursuant to SBA regulations. At September 30, 2012, 100% of our total indebtedness of $21,175,000 was attributable to the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.11% to 5.54%. On June 1, 2012, we received notice from the SBA that, based on an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment, the entire debenture indebtedness to the SBA, i.e., $21,175,000, plus accrued interest, was immediately due and payable. However, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk may pay the SBA $7,900,000 (the “Settlement Payment”) by December 15, 2012 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made.  Following the surrender of Elk’s SBIC license, Elk will no longer be eligible to borrow funds pursuant to the SBA’s SBIC program.  Elk currently may borrow additional amounts from banks subject to the limitation imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of future bank credit lines.  Following the surrender of Elk’s SBIC license, Elk will no longer be subject to SBA regulations.

Our sources of liquidity have historically been credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, private sources of debt and equity capital and loan amortization and prepayment. As a RIC, we distribute at least 90% of our investment company taxable income, if any. Consequently, we primarily rely upon external sources of funds to finance growth. However, as a result of Elk’s having been referred to the SBA’s Office of Liquidation, Elk  is not eligible for additional financing from the SBA and following the surrender of Elk’s SBIC license, Elk will not be eligible in the future.  In addition, the SBA’s referral of Elk to the Office of Liquidation, and Elk’s agreement to surrender its SBIC license may materially and adversely affect our ability to obtain third party financing.

We invested in life settlement contracts which require us to continue premium payments to keep the policies in force through each insured’s life expectancy or until such time the policies are sold. We may sell the policies at any time, at our sole discretion. However, if we choose to keep the policies, as of and after September 30, 2012, aggregate premium payments due through the life expectancy of the insureds are approximately $4,101,000 through June 30, 2017 and approximately $683,000, thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

Like Elk, Ameritrans will distribute at least 90% of its investment company taxable income and, accordingly, we will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness. There can be no assurances that such additional financing will be available on acceptable terms.

At September 30, 2012, we had cash on hand and cash equivalents aggregating approximately $125,000 and negative working capital of approximately $21.9 million. Substantially, all of our cash was subject to restrictions pursuant to SBA regulations at September 30, 2012.

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

Following receipt of notice from the SBA that, in its view, the proposed transaction, as then structured, would not satisfy applicable SBA management-ownership diversity requirements, on November 16, 2011, we and Renova terminated the Purchase Agreement, although we continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. We presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2011, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised us that Renova was ceasing its efforts to pursue a transaction with us and Elk. As a result, Renova and we are no longer engaging in discussions regarding a potential financing transaction.

In February 2012, we presented a potential transaction with another party, which was rejected by SBA. On March 12, 2012, Elk filed a lawsuit against the SBA and its administrator.

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

According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (as of September 30, 2012, Elk’s aggregate Indebtedness to the SBA was $21,517,506, including $342,506 of interest and fees).

The Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Notice stated that the SBA may avail itself of any remedy available to it under the Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk were to be placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012. Elk submitted the requested settlement plan by the June 18, 2012 deadline.  Elk subsequently filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

As discussed above, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk may pay the Settlement Payment to the SBA by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. Ameritrans believes that it will be in a position to cause Elk to make the Settlement Payment within the applicable time period set forth in the Settlement Agreement. However, there can be no assurance that Elk will have such funds or as to the terms of any financing that may be available to Ameritrans and/or Elk in order to procure such funds.

As a condition to the SBA’s willingness to enter into the Settlement Agreement, Elk agreed to execute a Consent Order of Receivership, which will be effective only if the Settlement Payment is not made within the required period, appointing the SBA as permanent, liquidating receiver.  In the event the Consent Order of Receivership becomes effective, the SBA may proceed to liquidate Elk. If such liquidation of Elk were to occur, Ameritrans may be required to terminate certain of its employees and may no longer be able to provide financing to small business concerns.  In addition, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   In the event Elk is forced to liquidate, our interest in Elk may lose all value, which would have a material adverse effect on our business, financial condition and results of operations and we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case our shareholders may receive little or no value for their investment in our securities.

We are actively pursuing an alternative transaction and alternative sources of financing to make the Settlement Payment and to continue and grow our business. There is no assurance that any sources of financing will be available or what the terms of any alternative transaction would be.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at September 30, 2012, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $28,670 at September 30, 2012. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at September 30, 2012, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended  September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include but are not limited to statements as to:

•

our ability to continue as a going concern;

•

our ability to operate without Elk’s SBIC license

•

our ability to satisfy the terms of our settlement agreement with the SBA

•

our future operating results;

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

On April 24, 2012, the District Court denied Elk’s motion for a preliminary injunction and ordered the SBA to file a response to Elk’s lawsuit no later than June 4, 2012.  Accordingly, since April 25, 2012, the SBA was no longer required to suspend liquidation activities with respect to Elk.

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

According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (as of June 30, 2012, Elk’s aggregate Indebtedness to the SBA was $21,517,506, including $342,506 of interest and fees).

The Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Notice stated that the SBA may avail itself of any remedy available to it under the Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests represented by any such receiver could differ materially from the interests of Ameritrans’ stockholders.

On June 5, 2012, Elk submitted a proposal to cure its condition of capital impairment and return to the active business of providing capital to small business concerns.  Notwithstanding the submission of a plan that would permit Elk to remain an active SBIC, SBA has requested that Elk submit a proposed settlement plan relating to Elk’s liquidation process to the SBA no later than June 18, 2012.  Elk submitted the requested settlement plan and continued to pursue settlement discussions.

Elk filed an amended complaint in the matter while also pursuing a settlement proposal with the Office of Liquidation.  The amended complaint includes information that was discovered during Elk’s review of the SBA’s “Administrative Record.”

On October 31, 2012 Elk and the SBA entered into the Settlement Agreement with respect to the Litigation. Under the terms of the Settlement Agreement, Elk agreed to pay the SBA the $7,900,000 Settlement Payment by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. As of the October 31, 2012, Elk's outstanding leverage with the SBA was $21,175,000. Elk also agreed to execute a Consent Order of Receivership, which would be effective only if the Settlement Payment is not made within the required period, appointing the SBA as permanent, liquidating receiver of Elk. In connection with the Settlement Agreement, the parties have agreed to file with the court a Joint Stipulation dismissing the SBA Litigation. The Settlement Agreement includes mutual releases by both parties releasing the other party and various associated entities from any and all actions, causes of action, claims, rights and demands of every kind which such party may have through October 31, 2012. SBA's release of Elk does not include any claims of criminal liability, any claims arising from fraudulent conduct or any claims by any other federal agency of the United States, including the Internal Revenue Service. Pursuant to the Settlement Agreement, the SBA has acknowledged that it is unaware of any such claim referred to in the immediately preceding sentence.

In the event the Consent Order of Receivership becomes effective, the SBA may proceed to liquidate Elk. If such liquidation of Elk were to occur, Ameritrans may be required to terminate certain of its employees and may no longer be able to provide financing to small business concerns.  In addition, Elk could be required to dispose of its assets in a forced sale that could result in proceeds less than the carrying value of the asset being sold.   In the event Elk is forced to liquidate, our interest in Elk may lose all value, which would have a material adverse effect on our business, financial condition and results of operations and we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case our shareholders may receive little or no value for their investment in our securities.

Except for the matter referred to above, the Company is not currently a party to any material legal proceeding. From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of the Company’s management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

Part I, Item 1A — “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”), describes important factors that could materially affect our business, financial condition and/or future results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results and cause our operating results to differ materially from those indicated, projected or implied by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

There were no material changes during the three months ended September 30, 2012 to the risk factors set for in the 2012 Annual Report, except for the addition of the following risks:

The surrender of Elk’s SBIC license could materially and adversely affect our business.

The Settlement Agreement and Mutual Release between Elk and the SBA provides, among other things, that Elk will surrender its SBIC license by December 15, 2012.   Following the surrender of Elk’s SBIC license, Elk will no longer be eligible for additional financing from the SBA, which it has relied on historically.  In addition, the surrender of Elk’s SBIC license may materially and adversely affect our ability to raise capital in public or private markets, which is critical to the execution of our business strategy.  If we are unable to attract alternative sources of financing on acceptable terms, or at all, our liquidity, capital resources, results of operations and ability to continue as a going concern could be materially harmed.

If Elk fails to comply with the terms of its settlement agreement with the SBA on a timely basis, we and the value of our securities could be materially and adversely affected.

On October 31, 2012 Elk and the SBA entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with respect to Elk’s pending lawsuit against the SBA. Under the terms of the Settlement Agreement, Elk agreed to pay the $7,900,000 Settlement Payment to the SBA by December 15, 2012 and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through such date plus all additional interest which may accrue through the date the Settlement Payment is made. Elk also agreed to execute a Consent Order of Receivership, which would be effective only if the Settlement Payment is not made within the required period, appointing the SBA as permanent, liquidating receiver of Elk.  There can be no assurance that Elk will have sufficient funds to make the Settlement Payment on a timely basis.  If Elk fails to timely make the Settlement Payment, the SBA may place Elk into receivership, in which the SBA or its designee would serve as the receiver.  The interests represented by any such receiver could differ materially from the interests of our stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, our interest in Elk may lose all value, which would have a material adverse effect on our business, financial condition and results of operations.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.   In addition, Elk would, likely, not be permitted to make any new investments or significant expenditures without the SBA’s prior approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

 See our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and Note 4 to our consolidated financial statements, each of which is incorporated herein by reference.

We have not declared or paid dividends on our 9-3/8% Cumulative Participating Redeemable Preferred Stock; $.01 par value, ($12.00 face value) for the quarterly periods ended September 30, 2010 through September 30, 2012.  Accordingly, as of the date of this report, an aggregate of $759,375 of dividends on such preferred stock have accrued, but have not been declared or paid.

Item 4. Mine Safety Disclosures

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

Dated: November 14, 2012

By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer and President