Form 10-Q
period 2012-12-31
AMERITRANS CAPITAL CORP
filed 2013-02-14
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended
December 31, 2012

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

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of February 8, 2013 was 3,395,583. The number of shares of Registrant’s 9-3/8% cumulative participating redeemable preferred stock outstanding as of February 8, 2013 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets

Investments at fair value (cost of $20,235,002 and $22,401,381, respectively):
Non-controlled/affiliated investments	$200,000	$-
Non-controlled/non-affiliated investments	13,211,033	16,169,728
Controlled affiliated investments	331,487	332,878

Total investments at fair value	13,742,520	16,502,606

Cash	1,453,560	184,338
Accrued interest receivable	739,191	807,643
Assets acquired in satisfaction of loans	153,325	878,325
Furniture and equipment, net	44,525	44,359
Deferred loan costs, net	225,034	260,459
Prepaid expenses and other assets	163,010	263,641

Total assets	$16,521,165	$18,941,371

Liabilities and Net Liabilities
Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000
Accrued expenses and other liabilities	367,230	312,353
Accrued interest payable	860,679	342,506
Dividends payable	843,750	675,000

Total liabilities	23,246,659	22,504,859

Commitments and contingencies (Notes 2, 3, 4, 5 and 8)

Net Liabilities:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(25,093,897)	(22,525,598)
Net unrealized depreciation on investments	(6,492,482)	(5,898,775)
Total	(6,655,494)	(3,493,488)
Less: Treasury stock, at cost, 10,000 shares of common stock	(70,000)	(70,000)

Total net liabilities	(6,725,494)	(3,563,488)

Total liabilities and net liabilities	$16,521,165	$18,941,371

Net liability value per common share	$(3.04)	$(2.11)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	December 31, 2012	December 31, 2010	December 31, 2011	December 31, 2010
Investment income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$220,890	$417,947	$488,689	$934,276
Controlled affiliated investments	6,525	6,824	13,139	13,877
	227,415	424,771	501,828	948,153
Fees and other income	-	-	-	8,248
Total investment income	227,415	424,771	501,828	956,401
Expenses:
Interest	259,086	392,270	518,173	793,074
Salaries and employee benefits	244,512	287,304	501,421	714,085
Occupancy costs	43,983	43,297	87,966	86,593
Legal fees	317,126	258,994	841,783	532,790
Accounting and compliance fees	184,349	193,433	322,185	422,372
Directors fees and expenses	53,959	50,572	138,459	88,103
Advisory Fee	-	46,611	-	92,695
Other administrative expenses	78,712	148,011	243,780	362,453
Loss and impairment on assets acquired in satisfaction of loans, net	163,893	-	163,893	-
Total expenses	1,345,620	1,420,492	2,817,660	3,092,165
Net investment loss	(1,118,205)	(995,721)	(2,315,832)	(2,135,764)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	19,314	16,667	(83,717)	280,155
	19,314	16,667	(83,717)	280,155
Net unrealized depreciation on investments	(455,049)	(690,490)	(593,707)	(1,249,466)
Net realized/unrealized losses on investments	(435,735)	(673,823)	(677,424)	(969,311)
Net decrease in net assets from operations	(1,553,940)	(1,669,544)	(2,993,256)	(3,105,075)
Distributions to preferred shareholders	(84,375)	(84,375)	(168,750)	(168,750)
Net decrease in net assets from operations available to common shareholders	$(1,638,315)	$(1,753,919)	$(3,162,006)	$(3,273,825)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Decrease in Net Assets from Operations Per Common Share:
Basic and diluted	$(0.48)	$(0.52)	$(0.93)	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	For the six months ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Decrease in net assets from operations:
Net investment loss	$(2,315,832)	$(2,135,764)
Net realized gain (loss) from investments	(83,717)	280,155
Unrealized depreciation on investments	(593,707)	(1,249,466)

Net decrease in net assets resulting from operations	(2,993,256)	(3,105,075)

Shareholder distributions:
Distributions to preferred shareholders	(168,750)	(168,750)

Net decrease in net assets resulting from shareholder distributions	(168,750)	(168,750)

Total decrease in net assets	(3,162,006)	(3,273,825)

Net assets (liabilities):
Beginning of period	(3,563,488)	2,236,093

End of period	$(6,725,494)	$(1,037,732)

Net assets per preferred	$3,600,000	$3,600,000

Net liabilities per common	$(10,325,494)	$(4,637,732)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(2,993,256)	$(3,105,075)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	40,139	40,240
Net realized gains (losses) on investments	83,717	(280,155)
Net unrealized depreciation on investments	593,707	1,249,466
Portfolio investments	(1,259,253)	(2,199,054)
Proceeds from principal receipts, sales, maturity of investments	3,341,915	3,439,788
Proceeds from sale of assets acquired in satisfaction of loans	561,107	-
Loss on sale of assets acquired	163,893	-
Changes in operating assets and liabilities:
Accrued interest receivable	68,452	(14,853)
Prepaid expenses and other assets	100,631	(65,542)
Accrued expenses and other liabilities	54,877	(723,274)
Accrued interest payable	518,173	(407)
Total adjustments	4,267,358	1,446,209
Net cash provided by (used in) operating activities	1,274,102	(1,658,866)
Cash flows from investing activities:
Purchases of furniture and equipment	(4,880)	(1,890)
Net cash used in investing activities	(4,880)	(1,890)
Cash flows from financing activities:
Repayment of note payable, other	-	(76,380)
Net cash used in financing activities	-	(76,380)
Net increase (decrease) in cash and cash equivalents	1,269,222	(1,737,136)
Cash and cash equivalents:
Beginning of period	184,338	4,151,616
End of period	$1,453,560	$2,414,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$793,481
Supplemental disclosure of non cash investing and financing activities:
Accrued dividends on preferred stock	$168,750	$168,750

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of December 31, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (76.95%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,721,723	1,721,723	1,721,723
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	163,673	163,673	163,673
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	18,933
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	215,226	215,226	215,226
CMCA, LLC #2 (2) (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		114,394	114,394	81,340
	Total Commercial Loans		5,805,142	5,175,516
Corporate Loans Receivable (52.58%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	471,336
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all PIK , due 7/13	2,851,586	2,822,205	712,896
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.00%, due 1/15	746,151	738,207	693,920
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 7/15	1,658,395	1,658,395	1,658,395
	Total Corporate Loans		7,575,489	3,536,547
	Total loans receivable		13,380,631	8,712,063

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of December 31, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Life Insurance Settlement Contracts (57.88%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		$5,352,344	$3,893,290
Equity Investments (16.00%) (4)
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	2,377
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	-
Asset Recovery & Management, LLC (2) (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	6,000
CMCA, LLC (2) (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	4,000
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	909,000
Bradway Capital GAB LLC (2) Bicycle Manufacturing	6.2% LLC Interest		200,000	200,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	5,579
	Total equity investments		1,502,027	1,137,167
	Total investments		$20,235,002	$13,742,520

  (1)     As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank were released in connection with the expiration of the credit line. All investments, other than investments held through Elk Associates Funding Corporation, were pledged as collateral for a Senior Secured Note, but were released as such note was paid off in March 2012 (see Note 4 to the consolidated financial statements).
  (2)     As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of December 31, 2012, we own 5% or more of the portfolio company’s outstanding voting securities.
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

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of June 30, 2012
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (146.72%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,761,340	1,761,340	1,761,340
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	174,759	174,759	174,759
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,450,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	406,067
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	85,250
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	35,781
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	18,933
CMCA, LLC (2) (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	216,617	216,617	216,617
CMCA, LLC #2 (2) (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		115,031	115,031	81,977
	Total Commercial Loans		5,857,873	5,228,247
Corporate Loans Receivable (196.20%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	471,336
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all PIK , due 7/13	2,687,778	2,649,826	940,722
Hudson Products Holdings Inc. Diversified Manufacturing	Term Loan, First Lien 8.5%, due 8/15	1,259,899	1,239,147	1,165,407
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.0%, due 1/15	773,449	763,519	719,308
Shearer’s Foods Inc. Wholesale Food Supplier	Term Loan, First Lien 15.75%, of which 3.75% is PIK, due 6/15	1,075,400	1,059,775	1,075,400
Impact Confections Inc. Candy Manufacturer	Term Loan, First Lien 17.00%, of which 5% is PIK, due 07/15	1,618,071	1,618,071	1,618,071
Sterling Infosystems, Inc. Information Data Systems	Term Loan, First Lien 7.25%, due 02/18	1,000,000	981,171	1,001,250
	Total Corporate Loans		10,668,191	6,991,494
	Total loans receivable		16,526,064	12,219,741

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

  (1)     As of July 5, 2011, all investments previously pledged as collateral for a note payable to a bank were released in connection with the expiration of the credit line. All investments, other than investments held through Elk Associates Funding Corporation, were pledged as collateral for a Senior Secured Note, but were released as such note was paid off in March 2012 (see Note 4 to the consolidated financial statements).
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

Information at and for the three and six months ended December 31, 2012 and 2011 is unaudited

1.    Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  December 31, 2012, and the related consolidated statements of operations, statement of changes in net assets (liabilities), and cash flows for the three and six months ended December 31, 2012 and 2011, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and six months ended December 31, 2012 and 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Commission by the Company on September 28, 2012.

Organization and Principal Business Activity

Ameritrans is a Delaware closed-end investment company formed in 1998, which, among other activities, makes loans and investments with the goal of generating both current income and capital appreciation. Through our subsidiary, Elk Associates Funding Corporation (“Elk”), we have historically made loans to finance the acquisition and operation of small businesses as permitted by the U.S. Small Business Administration (the “SBA”).  Ameritrans also makes direct loans to and directly invests in opportunities that Elk has historically been unable to make due to SBA restrictions.  Ameritrans makes loans which have primarily been secured by real estate mortgages or, in the case of corporate loans, generally are senior within the capital structure. The Company categorizes its investments into four types of securities: 1) Corporate Loans Receivable; 2) Commercial Loans Receivable; 3) Life Insurance Settlements and 4) Equity Investments.

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk historically made loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations. However, as described in Notes 3 and 8 below, on October 31, 2012, Elk entered into a Settlement Agreement with the SBA pursuant to which Elk agreed to surrender its SBIC license (the “Settlement Agreement”). In connection with the entry into the Settlement Agreement, Elk also executed and delivered a Consent Order of Receivership appointing the SBA as permanent, liquidating receiver of Elk, to be filed by the SBA in the event that Elk failed to make payments to the SBA in accordance with the Settlement Agreement.  As a result of Elk’s failure to pay the amount due to the SBA pursuant to the Settlement Agreement by January 18, 2013, the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. The SBA further informed Elk that should Elk pay the balance due to the SBA pursuant to the Settlement Agreement prior to the entry of the receivership order in the U.S. District Court, then the SBA will accept such payment in full satisfaction of the agreed-upon settlement payment and will ask that the receivership proceedings be rescinded.  Elk has not made any investments since November, 2012.  For additional information regarding Elk’s Settlement Agreement with the SBA, see Notes 3 and 8 below.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors.

Basis of Presentation and Consolidation

The consolidated financial statements are presented based on accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of Ameritrans, Elk Capital Corporation (“Elk Capital”), Elk and Elk’s wholly owned subsidiary, EAF Holding Corporation (“EAF”) and five single-member, limited liability companies,  each wholly-owned by Ameritrans and each holding one insurance policy in connection with the Company's life settlement investments portfolio. All significant inter-company transactions have been eliminated in consolidation.

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent.

EAF began operations in December 1993 and owns and operates certain real estate assets acquired in satisfaction of defaulted loans by Elk debtors.  At December 31, 2012, EAF was operating the real estate of 633 Meade Street, LLC, acquired in satisfaction of loans.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC, generally, is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2012/2013, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2012, 2011 and 2010 or during the three and six months ended December 31, 2012, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of December 31, 2012, no shares have been purchased under the plan.

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and losses are expected to continue. These factors raise doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon Management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing and on improving the Company’s profitability and cash flow.  Although the Company attempted to obtain equity financing on multiple occasions with a view towards, among other things, curing Elk’s capital impairment and executing its growth strategy, the SBA rejected all financing transactions that the Company had submitted to it for approval (see Note 3 to the consolidated financial statements).  In addition, on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which is continuing. As discussed in Note 3, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 (the “Settlement Payment”) by December 15, 2012 and through subsequent amendments extended to January 18, 2013 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. In connection with Elk’s entry into the settlement agreement, Elk also executed and delivered a Consent Order of Receivership appointing the SBA as permanent, liquidating receiver of Elk, to be filed by the SBA in the event that Elk failed to make payments to the SBA in accordance with the Settlement Agreement. Elk has not paid the entire Settlement Payment and the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. (See Note 8 for subsequent developments.) If a receivership order is entered in the U.S. District Court, and Elk is placed in receivership or is otherwise forced to liquidate, the Company’s business, financial condition and results of operations and prospects would be materially adversely affected.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.

While the Company believes that its business strategy, including its plans to obtain financing to make the Settlement Payment and surrender Elk’s SBIC license prior to the entry of the receivership order in the U.S. District Court in satisfaction of Elk’s obligations to the SBA and to otherwise seek additional financing transactions, is viable and provides the Company the opportunity to continue as a going concern, there can be no assurances to that effect, especially in light of the current status of Elk’s obligations to the SBA.  The Company’s plan of obtaining financing, even if successful, may not result in funds sufficient to maintain and expand its business and/or satisfy its Settlement Agreement with the SBA. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.    Investments

The following table shows the Company’s portfolio by security type at December 31, 2012 and June 30, 2012:

	December 31, 2012			June 30, 2012
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$5,805,142	$5,175,516	37.7%	$5,857,873	$5,228,247	31.7%
Corporate Loans	7,575,489	3,536,547	25.7%	10,668,191	6,991,494	42.4%
Life Settlement Contracts	5,352,344	3,893,290	28.3%	4,573,290	3,204,001	19.4%
Equity Securities	1,502,027	1,137,167	8.3%	1,302,627	1,078,864	6.5%
Total	$20,235,002	$13,742,520	100.0%	$22,401,981	$16,502,606	100.0%

(1) Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012		June 30, 2012
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,721,723	12.5%	$1,761,340	10.7%
Commercial Construction	2,339,724	17.0%	2,339,724	14.2%
Construction and Predevelopment	909,000	6.6%	1,050,000	6.4%
Debt Collection	452,518	3.3%	453,909	2.7%
Education	693,920	5.0%	719,308	4.3%
Food and Candy Manufacturing	1,658,395	12.1%	2,693,471	16.3%
Info Data Systems	-	-%	1,001,250	6.1%
Life Insurance Settlement Contracts	3,893,290	28.3%	3,204,001	19.4%
Manufacturing	200,000	1.5%	1,165,407	7.1%
Printing/Publishing	712,896	5.2%	940,722	5.7%
Restaurant/Food Service	1,041,076	7.6%	1,052,162	6.4%
Other industries less than 1%	119,978	0.9%	121,312	0.7%
TOTAL	$13,742,520	100.00%	$16,502,606	100.00%

Loans Receivable

 Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had sixteen loans which are considered non-performing aggregating $3,628,563 and $3,464,890 as of December 31, 2012 and June 30, 2012, respectively. These loans are either fully or substantially collateralized and are in some instances personally guaranteed by a principal of the debtor or third party. The Company’s non-performing loans are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral. The following table sets forth certain information regarding performing and non-performing loans as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Loans receivable	$8,712,063	$12,219,741
Performing loans	5,083,500	8,754,851
Nonperforming loans	$3,628,563	$3,464,890
Nonperforming loans:
Accrual	$163,673	$-
Nonaccrual	3,464,890	3,464,890
	$3,628,563	$3,464,890

As of June 30, 2012 the Company had paid all fees in connection with the Company’s Investment Advisory and Management Agreement, as amended, (the “Advisory Agreement”) with Velocity Capital Advisors LLC (the “Adviser”) related to its Corporate Loans business. Pursuant to the Advisory Agreement, the Company incurred fees payable to the Adviser that were comprised of the following: (a) an annual base fee of 1.50% per annum of the aggregate fair value of Corporate Loans outstanding at the end of each quarter; (b) an income-based fee of 5% per annum, calculated quarterly, computed on interest and dividends earned from the Corporate Loan portfolio and (c) a capital gains fee of 17.5%, based on capital gains from the Corporate Loan portfolio. However, because minimum thresholds were not met during the term of the Advisory Agreement, the fees paid or accrued pursuant to the Advisory Agreement were based solely on each quarterly portion of the annual fee. Effective December 10, 2011, the Advisory Agreement expired and has not been renewed. On May 14, 2012, all amounts due to the Adviser were paid.

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

As of December 31, 2012 and June 30, 2012, the fair value of the policies owned by the Company was $3,893,290 and $3,204,001, respectively, which represents the estimated fair value for the four life insurance policies with an aggregate face value of $17,250,000. The Company’s cost on these policies to date is $5,352,344 including insurance premiums of $779,054, which were paid during the six-month period ended December 31, 2012. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away in August, 2011. The Company received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate, thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2013 (six months)	$437,034
2014	874,068
2015	874,068
2016	874,068
2017	823,092
Thereafter	683,355
$4,565,685

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

 Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	December 31, 2012 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,175,516	$-	$-	$5,175,516
Corporate Loans	3,536,547	.	-	3,536,547
Life Settlement Contracts	3,893,290	-	-	3,893,290
Equity Securities	1,137,167	5,579	-	1,131,588
Total Investments	$13,742,520	$5,579	$-	$13,736,941

		Fair Value at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,228,247	$-	$-	$5,228,247
Corporate Loans	6,991,494	-	-	6,991,494
Life Settlement Contracts	3,204,001	-	-	3,204,001
Equity Securities	1,078,864	6,276	-	1,072,588
Total Investments	$16,502,606	$6,276	$-	$16,496,330

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330
Net realized losses on investments	-	(83,717)	-	-	(83,717)
Net unrealized losses on investments	-	(362,245)	(89,765)	(141,000)	(593,010)
Purchases of investments		280,199	779,054	200,000	1,259,253
Repayments, sales or redemptions of investments	(52,731)	(3,289,184)	-	-	(3,341,915)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of December 31, 2012	$5,175,516	$3,536,547	$3,893,290	$1,131,588	$13,736,941

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(593,010)
Losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net realized loss on sales and dispositions	(3,248)
Change in unrealized gains or losses relating to assets still held at reporting date	$(596,258)

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	(28,011)	288,139	(75,250)	184,878
Net unrealized gains (losses) on investments	(128,644)	(1,848,874)	(95,657)	168,027	(1,905,148)
Purchases of investments	2,463	1,517,902	931,366	-	2,451,731
Repayments, sales or redemptions of investments	(890,387)	(5,618,308)	(327,847)	(850)	(6,837,392)
Transfers in and/or out of Level 3	-	-	-	-	-
Ending balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,905,148)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain on sales and dispositions	54,055
Change in unrealized losses relating to assets still held at reporting date	$(1,851,093)

As of December 31, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $6,131,034. As of December 31, 2012, the aggregate net unrealized loss on Level 1 investments was $361,448. For the three and six months ended December 31, 2012, the net unrealized loss on Level 1 investments aggregated $(4,184) and $(697), respectively. At December 31, 2012, only the investment in Fusion Communications was included in Level 1.

As of June 30, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $5,538,024. As of June 30, 2012, the aggregate net unrealized loss on Level 1 investments was $360,751. For the year ended June 30, 2012, the net unrealized loss on Level 1 investments aggregated $86,742. At June 30, 2012, only the investment in Fusion Communications was included in Level 1.

3.    Debentures Payable to SBA
At December 31, 2012, and June 30, 2012, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	December 31, 2012	June 30, 2012	Annual Amount of Interest and User Fees
July 2002	September 2012	4.67 (1)	$2,050,000	$2,050,000	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782
			$21,175,000	$21,175,000	$1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. As of December 31, 2012, Elk’s maximum permitted calculated impairment percentage (regulatory limit) was 40%, with an actual capital impairment percentage, before allocation of Elk’s expenses, of approximately 80%. Accordingly, Elk had a condition of capital impairment as of December 31, 2012.

On March 6, 2012 (the “Notice Date”), Sean J. Greene (“Greene”), Associate Administrator Office of Investment and Innovation of SBA delivered written notice (the “Notice”) to Elk of SBA’s determination that Elk has a condition of capital impairment, based on Elk’s financial condition as of September 30, 2011. As stated in the Notice, Elk’s capital impairment percentage as of September 30, 2011 was 59%.  Pursuant to the Notice, Greene directed Elk to cure the capital impairment within fifteen days from the Notice Date (the “Cure Period”). As of December 31, 2012, Elk had not cured its capital impairment.

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

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator.  The following day, in connection with preliminary discussions regarding such litigation, the SBA represented that it would suspend liquidation activities involving Elk and refrain from taking any action to revoke Elk’s license as an SBIC until April 25, 2012.  For additional information regarding such litigation see Note 8 to the consolidated financial statements.

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

The Second SBA Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Second SBA Notice states that the SBA may avail itself of any remedy available to it under the 1958 Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests of the SBA or its designee in its capacity as a receiver of Elk would differ materially from the interests of Ameritrans’ stockholders.  In the event Elk is placed in receivership or is otherwise forced to liquidate, its business, financial condition and results of operations would be materially adversely affected.  If Elk is placed into receivership, the Company may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in the Company’s securities.

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

On October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the settlement payment is made. Elk did not make the required payment to the SBA prior to the Settlement Effective Date. See Note 8 for additional details. If this settlement is effected, it is expected to result in a gain from early extinguishment of debt aggregating approximately $14.2 million as of January 31, 2013.

4.       Notes Payable

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $0 and $41,250 for the three months ended December 31, 2012 and 2011 and $0 and $82,500 for the six months ended December 31, 2012 and 2011, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $0 and $20,550 for the three months ended December 31, 2012 and 2011 and $0 and $41,100 for the six months ended December 31, 2012 and 2011, respectively.

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

On April 12, 2011, the Company also entered into an amendment to the Original 2011 Note (the “Note Amendment” and the Original 2011 Note, as amended, the “2011 Note”), which amended a provision of the Original 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.  Such provision, as modified by the Note Amendment, provided that the Company would not incur any indebtedness for borrowed money in excess of $250,000 other than indebtedness incurred in the ordinary course of business consistent with past practices for use as working capital in an aggregate principal amount not to exceed $500,000.  All other terms of the Original 2011 Note remained in full force and effect. Interest expense incurred in connection with the 2011 Note aggregated $0 and $43,183 in the three months ended December 31, 2012 and 2011 and $0 and $87,903 for the six months ended December 31, 2012 and 2011, respectively, without giving effect to any default interest as discussed below.

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

The 2011 Note matured on February 1, 2012. On March 7, 2012, the Company paid the Lender $1,420,000 (the “Payoff Amount”) in full satisfaction of the Company’s obligations under the 2011 Note. Upon the Lender’s receipt of such payment, the 2011 Note, the Company’s obligations thereunder, all liens and security interests previously granted by the Company to the Lender to secure such obligations, and the related pledge agreement were terminated. The Payoff Amount represents an approximate 9.8% discount from the principal, interest and other amounts payable under the 2011 Note as of the date of payment. Accordingly, the Company realized a gain of $3,620 in the third quarter of fiscal 2012 from the extinguishment of this debt.

5.            Dividends to Stockholders

The following table sets forth the dividends accrued by the Company on its Preferred Stock for the three and six months ended December 31, 2012, and 2011:

	For the six months ended December 31, 2012
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2012 - September 30, 2012)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2012 – December 31, 2012)	0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Accrued	$0.56250	$168,750

	For the six months ended December 31, 2011
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2011 - September 30, 2011)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2011 - December 31, 2011)	$0.28125	$84,375	Not Declared
Total Preferred Stock Dividends Accrued	$0.56250	$168,750

The Company did not declare or pay dividends on its Common stock during the three and six months ended December 31, 2012 or 2011. Dividends on Preferred Stock accrue whether or not they have been declared. As of December 31, 2012, dividends not declared, but accrued and in arrears aggregated $843,750.

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

Debt

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of December 31, 2012 and June 30, 2012 were $21,175,000.  The fair value is the same as the recorded value, inasmuch as the SBA had given the Company notice on June 1, 2012 that Elk's entire indebtedness to the SBA was due and payable currently.  However, Elk’s settlement agreement with the SBA provided that Elk’s obligations under these debentures could be satisfied in full for $7,900,000 on or before the Settlement Effective Date and the surrender of Elk’s SBIC license.  Elk paid $1.2 million to the SBA on January 4, 2013 from its cash on hand in partial satisfaction of the Settlement Payment, which left $6.7 million of the Settlement Payment remaining to be paid as of such date.  Although Elk did not make the Settlement Payment in full prior to the Settlement Effective Date, the SBA has informed Elk that should Elk pay the balance of the Settlement Payment prior to the entry of a receivership order in the U.S. District Court, then the SBA will accept such payment in full satisfaction of the Settlement Payment and will ask that the receivership proceedings be rescinded.  See Notes 3 and 8.

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

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement, although the Company continued to engage in discussions with Renova regarding potential modifications to the terms of the transaction contemplated by the Purchase Agreement in order to satisfy the SBA interpretation of its management-ownership diversity regulations. As noted, below (see Note 8, Commitments and Contingencies – Litigation), the Company presented a restructured transaction with Renova, specifically drawn to address SBA’s stated concerns. On December 22, 2012, SBA informed Elk that it would not approve the transaction. In light of the SBA’s continued belief that the Renova Transaction, as proposed to be modified, would not satisfy such regulations, on January 19, 2012, Renova advised the Company that Renova was ceasing its efforts to pursue a transaction with the Company and Elk. As a result, the Company and Renova are no longer engaging in discussions regarding a potential financing transaction.

As also discussed in Note 3, in February 2012, the Company presented a potential transaction with another party, which also was rejected by SBA.

On October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. Elk did not make the required payment to the SBA prior to the Settlement Effective Date. See Note 8 for additional details.

8.       Commitments and Contingencies

Litigation

Lawsuit Against the SBA

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court for the District of Columbia (the “District Court”) (Case No. 1200438 CKK), seeking temporary, preliminary, and permanent injunctive relief; declaratory relief; and damages (the “Litigation”). The injunctive relief sought by Elk includes: (i) setting aside the SBA’s decision to transfer Elk to the SBA’s Office of Liquidation (see Note 3, Debentures Payable to SBA), (ii) requiring the SBA to provide Elk with a commercially reasonable amount of time to present a plan for curing Elk’s position of capital impairment and (iii) requiring the SBA to accept legitimate commitment letters from qualified investors in the Company as a cure to Elk’s position of capital impairment, so long as those letters guaranty that funds identified in the commitment letters are transferred by the Company to Elk. Elk’s lawsuit also sought monetary damages in an amount to be determined at trial.

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

 On October 31, 2012 Elk and the SBA entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with respect to the Litigation. The Settlement Agreement, as amended on December 7, 2012, provided, among other things, for the payment by Elk to the SBA of $7,900,000 by January 7, 2013 and the surrender of Elk’s small business investment company license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Effective Date plus all additional interest, aggregating approximately $860,000 as of January 31, 2013, which may accrue through the date the Settlement Payment is made.  As of January 31, 2013, Elk's outstanding leverage with the SBA was $21,175,000. Elk also executed and delivered a Consent Order of Receivership, to be filed only if the Settlement Payment was not made within the required period, appointing the SBA as permanent, liquidating receiver of Elk. In connection with the Settlement Agreement, the parties have filed with the court a Joint Stipulation dismissing the SBA Litigation. The Settlement Agreement includes mutual releases by both parties releasing the other party and various associated entities from any and all actions, causes of action, claims, rights and demands of every kind which such party may have through October 31, 2012. SBA's release of Elk does not include any claims of criminal liability, any claims arising from fraudulent conduct or any claims by any other federal agency of the United States, including the Internal Revenue Service. Pursuant to the Settlement Agreement, the SBA has acknowledged that it is unaware of any such claim referred to in the immediately preceding sentence.

On January 4, 2013, the SBA agreed to extend the January 7, 2013 deadline until January 18, 2013 (the “Payoff Deadline”), provided that Elk promptly remits to the SBA all of the proceeds (up to the amount of the Settlement Payment) from any asset sales consummated by Elk prior to such date.  As a condition to the SBA’s agreement to the extended Payoff Deadline, Elk paid $1.2 million to the SBA on January 4, 2013 from its cash on hand in partial satisfaction of the Settlement Payment, which left $6.7 million of the Settlement Payment remaining to be paid as of such date.

As of January 18, 2013, Elk had not secured the balance of the Settlement Payment to be paid to the SBA.  Accordingly, Elk requested an additional extension of the Payoff Deadline to January 31, 2013.  On January 22, 2013, the SBA informed Elk that the SBA had decided it would not grant Elk another extension of the Payoff Deadline.    As a result of Elk’s failure to pay the balance of the Settlement Payment by January 18, 2013, the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York.  The SBA further informed Elk that should Elk pay the balance of the Settlement Payment prior to the entry of the receivership order in the U.S. District Court, which the Company anticipates will take a few days following SBA’s delivery of the receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office, then the SBA will accept such payment in full satisfaction of the Settlement Payment and will ask that the receivership proceedings be rescinded.

The Company is actively working to raise the requisite funds through asset sales and debt and/or equity financings. There can be no assurance, however, that any such asset sales or financings will be completed on a timely basis or at all, or that the Company will otherwise be able to finance any remaining balance of the Settlement Payment prior to the entry of the Consent Order of Receivership in the U.S. District Court.   The interests of the SBA or its designee in its capacity as a receiver of Elk would differ materially from the interests of the Company’s stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, the Company’s business, financial condition and results of operations would be materially adversely affected.  If Elk is placed into receivership, the Company may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in the Company’s securities.

Other

From time to time, the Company is engaged in various legal proceedings incident to the ordinary course of its business.  In the opinion of the Company’s management and based upon the advice of legal counsel, other than the matter referred to above, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on the Company’s results of operations or financial condition.

9.       Stock Option Plans

The Company’s employee incentive stock option plan and non-employee director stock option plan expired on May 21, 2009.

 The following tables summarize information about the transactions of both stock option plans as of December 31, 2012:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2012	239,426	$3.28
Granted	-	-
Canceled	-	-
Expired	40,000	-
Exercised	-	-
Options outstanding at December 31, 2012	199,426	$2.96

  The following table summarizes information about the stock options outstanding under the Company’s options plans as of December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	.39 years	$3.60
$5.28	40,000	.91 years	$5.28
$2.36	120,000	.78 years	$2.36
$1.78	25,538	1.35 years	$1.78
$ 1.78-$ 5.28	199,426		$3.28

10.       Financial Highlights

	Six months Ended December 31, 2012	Six months Ended December 31, 2011	Year Ended June 30, 2012
Net share data
Net liability value at the beginning of the period	$(2.11)	$(0.40)	$(0.40)
Net investment loss	(0.68)	(0.63)	(1.08)
Net realized and unrealized losses on investments	(0.20)	(0.29)	(0.53)
Net decrease in net assets from operations	(0.88)	(0.92)	(1.61)
Distributions to Stockholders (4)	(0.05)	(0.05)	(.10)
Total decrease in net asset value	(0.93)	(0.97)	(1.71)
Net liability value at the end of the period	$(3.04)	$(1.37	$(2.11)
Per share market value at beginning of period	$0.11	$1.17	$1.17
Per share market value at end of period	$0.38	$0.12	$0.11
Total return (1)	245.45%	(89.7)%	(90.6)%
Ratios/supplemental data
Average net liabilities (2) (in 000’s)	$(8,744)	$(3,000)	$(4,264)
Total expense ratio (3)	(64.46)%	(206.1)%	142.4%
Net investment loss to average net liabilities (5)	(53.00)%	(142.4)%	85.7%

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

12.      Recently Issued Accounting Standards
No accounting standards or interpretations issued recently are expected by management to a have a material impact on the Company’s results of operations, financial position, or cash flow.

13.      Subsequent Events

Except for the recent developments in connection with the SBA Settlement Agreement as discussed in Note 8, Commitments and Contingencies, the Company is not aware of any other significant subsequent events.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that has been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualify under SBA Regulations. However, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by December 15, 2012, as extended through subsequent amendments to January 18, 2013, and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through such date plus all additional interest which may accrue through the date the settlement payment is made. As of that date, Elk had not remitted the entire amount due and, accordingly, the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. (See Note 8 to the Notes to Consolidated Financial Statements.)  If a receivership order is entered in the U.S. District Court, or Elk is otherwise forced to liquidate, Ameritrans’ business, financial condition and results of operations would be materially adversely affected.

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

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Total Investment Income

Our investment income for the three months ended December 31, 2012, decreased $197,356, or 46%, to $227,415, as compared to $424,771 for the three months ended December 31, 2011. The decrease was predominantly due to our smaller portfolio.

Corporate Loans outstanding as of December 31, 2012, decreased by $9,009,017, or 72%, to $3,536,547, as compared with $12,545,564 at December 31, 2011. The decrease in Corporate Loans outstanding was due to payoffs of approximately $1,061,000, the sale of seven loans for approximately $8,457,000 (primarily, for liquidity purposes) and a decrease in fair value of certain Corporate Loans aggregating approximately $1,093,000. This decrease was partially offset by new fundings and loan discount amortization totaling approximately $1,602,000. For the three months ended December 31, 2012, interest income on Corporate Loans decreased approximately $178,500 to approximately $181,500 from $360,000 in the comparable quarter in the prior fiscal year. The interest earned on Corporate Loans decreased in 2012, as compared with the prior year as a result of the decrease in Corporate Loans.

Commercial Loans outstanding as of December 31, 2012, decreased by $176,867, or 3%, to $5,175,516, as compared with $5,359,833 at December 31, 2011.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $108,000 and a downward fair value adjustment of approximately $68,000. For the three months ended December 31, 2012, interest income on Commercial Loans decreased approximately $7,000 to approximately $26,000 from approximately $33,000 in the prior fiscal year’s comparable quarter. This decrease was primarily attributable to paid off loans.

Life settlement contracts outstanding as of December 31, 2012 increased by approximately $1,063,000, or 38%, to approximately $3,893,000, as compared with approximately $2,830,000 at December 31, 2011. This increase was due primarily to additional premium payments as partially offset by a downward adjustment of fair value. The fair value as of December 31, 2012, represents our estimate of the policies’ fair value based upon various factors, including a discounted cash flow analysis of anticipated life expectancies, future premium payments, current market conditions and anticipated death benefits related to the four life insurance policies which have an aggregate face value of $17,250,000.

Operating Expenses

Interest expense for the three months ended December 31, 2012 decreased $133,184, or 34%, to $259,086, as compared to $392,270 for the three months ended December 31, 2011.  This was due to the payoff of approximately $4,500,000 of outstanding notes payable in March 2012.

Salaries and employee benefits for the three months ended December 31, 2012 decreased $42,792, or 15%, to $244,512, when compared to $287,304 for the three months ended December 31, 2011. This decrease was due to a termination of a clerical employee and a reduction in salary of an officer pursuant to an employment agreement.

Occupancy costs for the three months ended December 31, 2012, remained consistent at $43,983 when compared with $43,297 for the three months ended December 31, 2011.

Legal fees increased $58,132, or 22%, to $317,126 for the three months ended December 31, 2012 from $258,994 in the corresponding quarter in fiscal 2012 due, primarily, to legal work in connection with our lawsuit and entry into a settlement agreement with the SBA and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees decreased $9,084 or 5% to $184,349 in the second quarter of fiscal 2013 from $193,433 in the corresponding quarter in the prior fiscal year prior. Such decrease was attributable to a $15,889 decrease in compliance fees, a $12,683 decrease in audit fees partially offset by an increase in accounting fees of $14,624 related to tax consulting on various tax issues and an increase of $4,864 for financial management personnel, primarily related to our Chief Financial Officer.

Director fees for the three months ended December 31, 2012 increased $3,387, or 1%, to $53,959 when compared to $50,572 for the three months ended December 31, 2011. Such increase resulted from additional meetings that were related, significantly, to ongoing SBA issues.

Advisory Fees decreased approximately $46,611, or 100%, to $0 for the three months ended December 31, 2012. This was due to the expiration of our Advisory Agreement in December 2011.

Miscellaneous administrative expenses for the three months ended December 31, 2012, decreased $69,299 to $78,712, or 47%, when compared with $148,011 for the three months ended December 31, 2011.  This decrease was due primarily to a reduction of $18,000 of foreclosure expense and a decrease of insurance expense of approximately $51,000 due to reduction in cost of Officers and Directors liability insurance.

Loss and impairment on assets acquired in satisfaction of loans was $163,893 for the three months ended December 31, 2012. This amount is the loss incurred on the sale of one property, Sealmax, Inc., in December 2012. There was no comparable amount during the corresponding period in the prior year.

Decrease in Net Assets from Operations and Net Unrealized/Realized Gains (Losses)

Net decrease in net assets from operations for the three months ended December 31, 2012 was $1,553,940, as compared to a net decrease in assets from operations for the three months ended December 31, 2011 of $1,669,544. This change in net assets between three-month periods was, primarily, attributable to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $21.7 million in the second quarter of fiscal 2012 to an average of approximately $13.7 million in the second quarter of fiscal 2013; (ii) an overall decrease in expenses to approximately $1.35 million for the three months ended December 31, 2012, as compared with approximately $1.4 million for the three months ended December 31, 2011, as described above, and (iii) a decrease in unrealized loss to approximately $455,000 for the three months ended December 31, 2012 as compared with an increase in unrealized loss of approximately $690,000 for the three months ended December 31, 2011. The realized gain for the three months ended December 31, 2012 was approximately $19,000, as compared with a realized gain of approximately $17,000 for the three months ended December 31, 2011.

Results of Operations for the Six Months Ended December 31, 2012 and 2011

Total Investment Income

The Company’s investment income for the six months ended December 31, 2012 decreased $454,573, or 48%, to $501,828, as compared with $956,401 for the six months ended December 31, 2011.  The decrease in investment income between the periods can be attributed primarily to the decrease in the size of our Corporate Loan portfolio. For changes in outstanding balances of Commercial Loans, Corporate Loans and Life Settlement Contracts see the discussion, above, under “Results of Operations for The Three Months Ended December 31, 2012 and December 31, 2011.”

Operating Expenses

Interest expense for the six months ended December 31, 2012 decreased $274,901, or 35%, to $518,173, as compared with $793,074 for the six months ended December 31, 2011.  This was due to the payoff of approximately $4,500,000 of outstanding notes in March 2012.

Salaries and employee benefits for the six months ended December 31, 2012 decreased $212,664 to $501,421, or approximately 30%, when compared to $714,085 for the six months ended December 31, 2011. This decrease was due to a one-time payment in connection with the cancelation of an employment contract which was paid in July 2011, the termination of a clerical employee and a reduction in salary of an officer pursuant to an employment agreement.

Occupancy costs for the six months ended December 31, 2012 remained consistent at $87,966 when compared with $86,593 for the same period in 2011.

Legal fees increased $308,993, or 58%, to $841,783 in the first half of fiscal 2013 from $532,790 in the corresponding period in fiscal 2012 due, primarily, to legal work in connection with our lawsuit and settlement with SBA, and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees decreased $100,187 or 24% to $322,185 in the first half of fiscal 2013 from $422,372 in the corresponding period in the prior fiscal year. Such decrease was attributable to a $37,719 decrease in general accounting and other compliance fees, a $14,438 decrease in financial management personnel and a $23,281 decrease in audit fees, which were significantly related to the cessation of SBA-related reporting.

Director fees for the six months ended December 31, 2012 increased $50,356, or 57%, to $138,459 when compared to $88,103 for the six months ended December 31, 2011. Such increase resulted from more director meetings during the first six months of fiscal 2013 than in the comparable period of fiscal 2012 that were attributable, primarily, to increased discussions in connection with the SBA litigation and settlement issues.

Advisory Fees decreased 100% to $0 in the six months ended December 31, 2012 from $92,695 for the six months ended December 31, 2011, due to the expiration of our Advisory Agreement in December 2011.

Miscellaneous administrative expenses decreased $118,673 to $243,780 for the six months ended December 31, 2012 when compared with $362,453 for the six months ended December 31, 2011. The decrease was mainly attributable to a reduction of foreclosure expenses of $75,009, a decrease in insurance expense of $27,262, related to the cost of our Directors and Officers policy and a decrease of other miscellaneous fees of $16,402.

Loss and impairment on assets acquired in satisfaction of loans was $163,893 for the six months ended December 31, 2012. This amount is the loss incurred on the sale of one property, Sealmax, Inc., in December 2012. There was no comparable amount during the corresponding period in the prior year.

Decrease in Net Assets Resulting from Operations and Net Unrealized/Realized Gains (Losses)

The decrease in net assets resulting from operations was $2,993,256 for the six months ended December 31, 2012 compared with $3,105,075 for the six months ended December 31, 2011.  This change in net assets from operations between periods was attributable primarily to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $21.7 million in the first half of fiscal 2012 to an average of approximately $13.7 million in the first half of fiscal 2013; (ii) an overall decrease in expenses to approximately $2.8 million for the six months ended December 31, 2012, as compared with approximately $3.0 million for the six months ended December 31, 2011, as described above, and (iii) a decrease in unrealized loss to approximately $594,000 for the six months ended December 31, 2012 as compared with an increase in unrealized loss of approximately $1,250,000 for the six months ended December 31, 2011. The realized loss for the six months ended December 31, 2012 was approximately $83,000, as compared with a realized gain of approximately $280,000 for the six months ended December 31, 2011.

Dividends on Participating Preferred Stock, accrued, but not declared, were $168,750 for the six months ended December 31, 2012 and 2011.

Financial Condition at December 31, 2012 and June 30, 2012

Assets and Liabilities

Total assets decreased $2.4 million to $16.5 million, at December 31, 2012, as compared with total assets of $18.9 million at June 30, 2012. This decrease was primarily due to decreases in (i) investments of approximately $2.8 million, (ii) accrued interest receivable of approximately $70,000 and (iii) assets acquired and other assets of approximately $750,000, as partially offset by an increase in cash of approximately $ 1.2 million

We also had an increase in liabilities at December 31, 2012 compared with June 30, 2012 aggregating approximately $742,000, comprised primarily of increases in accrued expenses and other liabilities, accrued interest payable and dividends payable aggregating approximately $55,000, $518,000 and $169,000, respectively. The increase in dividends payable represents fiscal 2013 preferred stock dividends that have not been declared.

Liquidity and Capital Resources

 Since 2008, the Company has relied on SBA Debentures, funds from operations and, to a lesser extent, private placements of debt for liquidity. At December 31, 2012, we had negative working capital of approximately $20.8 million. Substantially, all of our cash was subject to restrictions pursuant to SBA regulations. At December 31, 2012, 100% of our total indebtedness of $21,175,000 was attributable to the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.11% to 5.54%.

On June 1, 2012, Elk received a written notice (the “Notice”) from the SBA that declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Notice indicates that such acceleration of Elk’s obligations relates to an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment described above, which, according to the Notice, Elk failed to cure within applicable cure periods.  According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (as of December 31, 2012, Elk’s aggregate Indebtedness to the SBA was $21,517,506, including $342,506 of interest and fees).

However, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk was entitled to pay the SBA $7,900,000 (the “Settlement Payment”) by December 15, 2012, as subsequently extended through amendments to January 18, 2013 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. As a condition to the SBA’s willingness to enter into the Settlement Agreement, Elk executed and delivered a Consent Order of Receivership, to be filed only if the Settlement Payment was not made within the required period, appointing the SBA as permanent, liquidating receiver. As of the Settlement Effective Date, Elk had not remitted the entire amount due and, accordingly, the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. (See Note 8 to the Notes to Consolidated Financial Statements.) The interests of the SBA or its designee in its capacity as a receiver of Elk would differ materially from the interests of our stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, our business, financial condition and results of operations would be materially adversely affected.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities

Following the surrender of Elk’s SBIC license, Elk will no longer be eligible to borrow funds pursuant to the SBA’s SBIC program.  Elk currently may borrow additional amounts from banks subject to the limitation imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA and the availability of future bank credit lines.  Following the surrender of Elk’s SBIC license, Elk will no longer be subject to SBA regulations.

We are actively pursuing an alternative transaction and alternative sources of financing to make the Settlement Payment and to continue and grow our business. There is no assurance that any sources of financing will be available (especially in light of the current status of Elk’s debentures and settlement agreement with the SBA), what the terms of any alternative transaction would be or, even if such financing is successful and results in Elk’s payment of the entire amount pursuant to the Settlement Agreement, that SBA will accept such payment in full satisfaction of the Settlement Payment and will ask that the receivership proceedings be rescinded.

Our sources of liquidity have historically been credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, private sources of debt and equity capital and loan amortization and prepayment. As a RIC, we distribute at least 90% of our investment company taxable income, if any. Consequently, we primarily rely upon external sources of funds to finance growth. However, as a result of Elk’s having been referred to the SBA’s Office of Liquidation, Elk  is not eligible for additional financing from the SBA and following the surrender of Elk’s SBIC license, Elk will not be eligible in the future.  In addition, the SBA’s referral of Elk to the Office of Liquidation, subsequent forwarding of a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York and Elk’s agreement to surrender its SBIC license may materially and adversely affect our ability to obtain third party financing.

We invested in life settlement contracts which require us to continue premium payments to keep the policies in force through each insured’s life expectancy or until such time the policies are sold. We may sell the policies at any time, at our sole discretion. However, if we choose to keep the policies, as of and after December 31, 2012, aggregate premium payments due through the life expectancy of the insureds are approximately $3,382,000 through June 30, 2017 and approximately $683,000, thereafter (see Note 2 to the consolidated financial statements).

Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

Like Elk, Ameritrans will distribute at least 90% of its investment company taxable income, if any, and, accordingly, we will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we will seek to raise additional capital and may incur, from time to time, additional bank indebtedness. There can be no assurances that such additional financing will be available on acceptable terms or at all.

At December 31, 2012, we had cash on hand and cash equivalents aggregating approximately $1,454,000 and negative working capital of approximately $20.9 million. Substantially, all of our cash was subject to restrictions pursuant to SBA regulations at December 31, 2012.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at December 31, 2012, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $46,322 at December 31, 2012. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at December 31, 2012, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months and six months ended  December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
  our ability to operate without Elk’s SBIC license;

•
  our ability to satisfy the terms of our settlement agreement with the SBA;

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

Item 1. Legal Proceedings

On March 20, 2012, Elk filed a lawsuit against the SBA and its Administrator in the United States District Court for the District of Columbia (the “District Court”) (Case No. 1200438 CKK), seeking temporary, preliminary, and permanent injunctive relief; declaratory relief; and damages (the “Litigation”). The injunctive relief sought by Elk included: (i) setting aside the SBA’s decision to transfer Elk to the SBA’s Office of Liquidation (see Note 4, Debentures Payable to SBA), (ii) requiring the SBA to provide Elk with a commercially reasonable amount of time to present a plan for curing Elk’s position of capital impairment and (iii) requiring the SBA to accept legitimate commitment letters from qualified investors in the Company as a cure to Elk’s position of capital impairment, so long as those letters guaranty that funds identified in the commitment letters are transferred by the Company to Elk. Elk’s lawsuit also seeks monetary damages in an amount to be determined at trial.

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

The Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Notice stated that the SBA may avail itself of any remedy available to it under the Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  The interests of the SBA or its designee in its capacity as a receiver of Elk would differ materially from the interests of our stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, our business, financial condition and results of operations would be materially adversely affected.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.

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

On October 31, 2012 Elk and the SBA entered into the Settlement Agreement with respect to the Litigation. The Settlement Agreement, as amended on December 7, 2012, provided, among other things, for the payment by Elk to the SBA the $7,900,000 Settlement Payment by January 7, 2013 and the surrender of Elk’s small business investment company license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. In connection with the entry into the Settlement Agreement, Elk executed and delivered a Consent Order of Receivership appointing the SBA as permanent, liquidating receiver of Elk, to be filed by the SBA only in the event that Elk failed to pay the Settlement Payment pursuant to the Settlement Agreement, as amended.  On January 4, 2013, the SBA agreed to extend the January 7, 2013 deadline until January 18, 2013 (the “Payoff Deadline”), provided that Elk promptly remits to the SBA all of the proceeds (up to the amount of the Settlement Payment) from any asset sales consummated by Elk prior to such date. As a condition to the SBA’s agreement to the extended Payoff Deadline, Elk paid $1.2 million to the SBA on January 4, 2013 from its cash on hand in partial satisfaction of the Settlement Payment, which left $6.7 million of the Settlement Payment remaining to be paid as of such date.

As of January 18, 2013, Elk had not secured the balance of the Settlement Payment to be paid to the SBA. Accordingly, Elk requested an additional extension of the Payoff Deadline to January 31, 2013. On January 22, 2013, the SBA informed Elk that the SBA had decided it would not grant Elk another extension of the Payoff Deadline. As a result of Elk’s failure to pay the balance of the Settlement Payment by January 18, 2013, the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. The SBA further informed Elk that should Elk pay the balance of the Settlement Payment prior to the entry of the receivership order in the U.S. District Court, then the SBA will accept such payment in full satisfaction of the Settlement Payment and will ask that the receivership proceedings be rescinded.

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

There were no material changes during the three months ended December 31, 2012 to the risk factors set for in the 2012 Annual Report, except for the addition of the following risks:

The surrender of Elk’s SBIC license could materially and adversely affect our business .

The Settlement Agreement and Mutual Release between Elk and the SBA provides, among other things, that Elk will surrender its SBIC license.  Following the surrender of Elk’s SBIC license, Elk will no longer be eligible for additional financing from the SBA, which it has relied on historically.  In addition, the surrender of Elk’s SBIC license may materially and adversely affect our ability to raise capital in public or private markets, which is critical to the execution of our business strategy.  If we are unable to attract alternative sources of financing on acceptable terms, or at all, our liquidity, capital resources, results of operations and ability to continue as a going concern could be materially harmed.

As a result of Elk’s failure to comply with the terms of its settlement agreement with the SBA on a timely basis, we and the value of our securities could be materially and adversely affected.

On October 31, 2012 Elk and the SBA entered into Settlement Agreement with respect to Elk’s pending lawsuit against the SBA. Under the terms of the Settlement Agreement, Elk agreed to pay the Settlement Payment to the SBA by December 15, 2012, which deadline was extended to January 18, 2013, and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through such date plus all additional interest which may accrue through the date the Settlement Payment is made.  Elk also executed and delivered a Consent Order of Receivership, to be filed only if Elk failed to make the Settlement Payment within the required period. The Consent Order of Receivership appointed the SBA as permanent, liquidating receiver of Elk. On January 18, 2013, the SBA informed Elk that it would forward a receivership complaint and the Consent Order of Receivership to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. The SBA further informed Elk that should Elk pay the balance of the Settlement Payment prior to the entry of the receivership order in the U.S. District Court, then the SBA will accept such payment in full satisfaction of the Settlement Payment and will ask that the receivership proceedings be rescinded the SBA.  The interests of the SBA or its designee in its capacity as a receiver of Elk would differ materially from the interests of our stockholders. In the event Elk is placed in receivership or is otherwise forced to liquidate, our business, financial condition and results of operations would be materially adversely affected.  If Elk is placed into receivership, we may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

See our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and Note 4 to our consolidated financial statements, each of which is incorporated herein by reference.

We have not declared or paid dividends on our 9-3/8% Cumulative Participating Redeemable Preferred Stock; $.01 par value, ($12.00 face value) for the quarterly periods ended September 30, 2010 through December 31, 2012.  Accordingly, as of the date of this report, an aggregate of $843,750 of dividends on such preferred stock have accrued, but have not been declared or paid. In accordance with the terms of the preferred stock, holders of the preferred stock are currently entitled to elect a majority of Ameritrans’ board of directors.

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

AMERITRANS CAPITAL CORPORATION

Dated: February 14, 2013

	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer and President