Form 10-Q
period 2013-03-31
AMERITRANS CAPITAL CORP
filed 2013-05-15
CIK 1064015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the Quarterly Period Ended March 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period

from ▪                      ▪ to ▪

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

The number of shares of registrant’s common stock, par value $.0001 per share, outstanding as of May 10, 2013 was 3,395,583. The number of shares of Registrant’s 9-3/8% cumulative participating redeemable preferred stock outstanding as of May 10, 2013 was 300,000.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets

Investments at fair value (cost of $18,733,297 and $22,401,381, respectively):
Non-controlled/affiliated investments	$200,000	$-
Non-controlled/non-affiliated investments	9,393,253	16,169,728
Controlled affiliated investments	331,487	332,878

Total investments at fair value	9,924,740	16,502,606

Cash	694,620	184,338
Accrued interest receivable	669,372	807,643
Assets acquired in satisfaction of loans	153,325	878,325
Furniture and equipment, net	42,110	44,359
Deferred loan costs, net	-	260,459
Prepaid expenses and other assets	75,793	263,641

Total assets	$11,559,960	$18,941,371

Liabilities and Net Liabilities
Liabilities:
Debentures payable to SBA	$19,975,000	$21,175,000
Accrued expenses and other liabilities	304,150	312,353
Accrued interest payable	1,099,492	342,506
Dividends payable	928,125	675,000

Total liabilities	22,306,767	22,504,859

Commitments and contingencies (Notes 2, 3, 4, 5 and 8)

Net Liabilities:
Preferred stock 9,500,000 shares authorized, none issued or outstanding	-	-
9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	3,600,000
Common stock, $.0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	341
Additional paid-in capital	21,330,544	21,330,544
Losses and distributions in excess of earnings	(26,868,435)	(22,525,598)
Net unrealized depreciation on investments	(8,808,557)	(5,898,775)
Total	(10,746,107)	(3,493,488)
Less: Treasury stock, at fair value in 2013 and at cost in 2012, 10,000 shares of common stock	(700)	(70,000)

Total net liabilities	(10,746,807)	(3,563,488)
Total liabilities and net liabilities	$11,559,960	$18,941,371
Net liability value per common share	$(4.23)	$(2.11)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Investment income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest on loans receivable:
Non-controlled/non-affiliated investments	$179,998	$399,385	$668,687	$1,333,661
Controlled affiliated investments	6,457	6,716	19,596	20,593
	186,455	406,101	688,283	1,354,254
Fees and other income	-	68	-	8,316
Total investment income	186,455	406,169	688,283	1,362,570
Expenses:
Interest	238,813	232,146	756,985	1,025,219
Salaries and employee benefits	257,233	284,876	758,654	998,960
Occupancy costs	29,256	43,297	117,222	129,890
Legal fees	201,904	495,555	1,043,687	1,028,346
Accounting and compliance fees	141,875	165,291	464,060	587,663
Directors fees and expenses	44,827	51,665	183,286	139,768
Advisory Fee	-	9,289	-	101,984
Other administrative expenses	359,275	170,703	603,056	533,157
Loss and impairment on assets acquired in satisfaction of loans, net	69,720	-	233,612	-
Total expenses	1,342,903	1,452,822	4,160,562	4,544,987
Net investment loss, before gain on extinguishment of debt	(1,156,448)	(1,046,653)	(3,472,279)	(3,182,417)

Gain on extinguishment of debt	-	353,620	-	353,620

Net investment loss	(1,156,448)	(693,033)	(3,472,279)	(2,828,797)
Net realized gains (losses) on investments:
Non-controlled/non-affiliated investments	(533,716)	(44,877)	(617,433)	235,279
	(533,716)	(44,877)	(617,433)	235,279
Net unrealized depreciation on investments	(2,316,075)	(160,397)	(2,909,782)	(1,409,863)
Net realized/unrealized losses on investments	(2,849,791)	(205,274)	(3,527,215)	(1,174,584)
Net increase in net liabilities from operations	(4,006,239)	(898,307)	(6,999,494)	(4,003,381)
Distributions to preferred shareholders	(84,375)	(84,375)	(253,125)	(253,125)
Net increase in net liabilities from operations available to common shareholders	$(4,090,614)	$(982,682)	$(7,252,619)	$(4,256,506)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	3,395,583	3,395,583	3,395,583	3,395,583
Net Increase in Net Liabilities from Operations Per Common Share:
Basic and diluted	$(1.20)	$(0.29)	$(2.14)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

	For the nine months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Increase in net liabilities from operations:
Net investment loss	$(3,472,279)	$(2,828,797)
Net realized gain (loss) from investments	(617,433)	235,279
Unrealized depreciation on investments	(2,909,782)	(1,409,863)

Net increase in net liabilitiess resulting from operations	(6,999,494)	(4,003,381)

Shareholder distributions:
Distributions to preferred shareholders	(253,125)	(253,125)
Write down of treasury stock	69,300	-

Net increase in net liabilities resulting from shareholder distributions	(183,825)	(253,125)

Total increase in net liabilities	(7,183,319)	(4,256,506)

Net assets (liabilities):
Beginning of period	(3,563,488)	2,236,093

End of period	$(10,746,807)	$(2,020,413)

Net assets per preferred	$3,600,000	$3,600,000

Net liabilities per common	$(14,346,807)	$(5,620,413)

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net decrease in net assets from operations	$(6,999,494)	$(4,003,381)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Depreciation and amortization	54,713	60,365
Net realized gains (losses) on investments	617,433	(235,279)
Net unrealized depreciation on investments	2,909,782	1,409,863
Portfolio investments	(1,550,606)	(3,544,205)
Proceeds from principal receipts, sales, maturity of investments	4,601,257	9,563,811
Proceeds from sale of assets acquired in satisfaction of loans	561,107	-
Loss on sale of assets acquired	163,893	-
Impairment of assets acquired in satisfaction of loan	69,300	-
Changes in operating assets and liabilities:
Accrued interest receivable	138,271	22,784
Deferred loan costs	212,874	-
Prepaid expenses and other assets	187,848	(113,042)
Accrued expenses and other liabilities	(8,202)	(773,061)
Accrued interest payable	756,986	231,738
Total adjustments	8,714,656	6,622,974
Net cash provided by operating activities	1,715,162	2,619,593
Cash flows from investing activities:
Purchases of furniture and equipment	(4,880)	(1,890)
Net cash used in investing activities	(4,880)	(1,890)
Cash flows from financing activities:
Repayment of notes payable, other and debentures payable to the SBA	(1,200,000)	(4,500,000)
Net cash used in financing activities	(1,200,000)	(4,500,000)
Net increase (decrease) in cash and cash equivalents	510,282	(1,882,297)
Cash and cash equivalents:
Beginning of period	184,338	4,151,616
End of period	$694,620	$2,269,319

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$793,481
Supplemental disclosure of non cash investing and financing activities:
Accrued dividends on preferred stock	$253,125	$253,125

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS

		Portfolio Valuation as of March 31, 2013
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Commercial Loans Receivable (40.76%) (4)
PPCP Inc. (6) Computer Software	Business Loan 8.00%, due 7/08 and 1/10	$36,691	$36,691	$-
Geronimo ATM Fund LLC (6) ATM Operator	Collateralized Business Loan 12.0%, due 5/09	123,282	123,282	-
Vivas & Associates, Inc. (6) Nail Salon	Collateralized Business Loan 9.00%, due 1/10	11,985	11,985	-
E&Y General Construction Co. (6) Construction Services	Senior Real Estate Mortgage 10.50%, due 10/10	870,791	870,791	870,791
Soundview Broadcasting LLC Television and Broadcasting	Senior Real Estate Mortgage 6.00%, due 9/16	1,704,316	1,704,316	1,704,316
Golden Triangle Enterprises LLC Retail Food Service	Senior Real Estate Mortgage 4.74%, due 12/13	163,673	163,673	163,673
Conklin Services & Construction Inc. (6) Specialty Construction and Maintenance	Collateralized Business Loan 11.00%, due 10/08	1,648,181	1,648,181	1,000,000
Mountain View Bar & Grill Inc. (6) Retail Food Service	Collateralized Business Loan 12.00%, due 5/09	406,067	406,067	300,000
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	182,936	182,936	-
J. JG. Associates, Inc. (6) Consumer Receivable Collections	Senior Loan no stated rate, no maturity	35,781	35,781	-
Car-Matt Real Estate LLC (6) Real Estate Mortgage	Senior Real Estate Mortgage 12.00%, due 11/08	135,577	135,577	-
CMCA, LLC (3) Consumer Receivable Collections	Collateralized Business Loan 12,00% no stated maturity	215,226	215,226	215,226
CMCA, LLC #2 (2) (3) (6) Consumer Receivable Collections	Collateralized Business Loan 12.00%, no stated maturity	106,261	106,261	106,261
Andy Fur (6) Dry Cleaners	Collateralized Business Loan 11.5%, due 1/10	12,103	12,103	-
Greaves-Peters Laundry Systems Inc. (6) Laundromat	Collateralized Business Loan 10.90%, due 9/13	20,471	20,471	20,471
Other Miscellaneous Loans (5) (6)		33,054	33,054	-
	Total Commercial Loans		5,706,395	4,380,738
Corporate Loans Receivable (49.80%) (4)
Charlie Brown’s Acquisition Co. (6) Retail Food Service	Term Loan B 10.25%, all PIK, due 10/13	2,356,682	2,356,682	-
Alpha Media Group Inc. Publishing	Term Loan, First Lien 12.00%, all PIK , due 7/13	2,941,798	2,916,703	235,343
Education Affiliates Inc. Private Education	Term Loan, First Lien 8.00%, due 1/15	732,502	725,551	736,105
	Total Corporate Loans		5,998,936	971,448
	Total loans receivable		11,705,331	5,352,186

The accompanying notes are an integral part of these consolidated financial statements.

AMERITRANS CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INVESTMENTS (continued)

		Portfolio Valuation as of March 31, 2013
Portfolio Company (1)	Investment Investment Rate/Maturity	Principal	Net Cost	Value
Life Insurance Settlement Contracts (34.00%) (4)
Life Settlement Contracts	4 life insurance policies, aggregate face value of $17,250,000		$5,525,939	$3,653,690
Equity Investments (8.56%) (4)
MBS Colonnade, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	10,211
MBS Sage Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		50,000	2,377
MBS Walnut Creek, Ltd. Rental Real Estate Limited Partnership	Limited Partnership Interest		25,000	-
238 W. 108 Realty LLC (2) Residential Real Estate Development	5.00% LLC Interest		100,000	-
Asset Recovery & Management, LLC (2) (3) Consumer Receivable Collections	30.00% LLC Interest		6,000	-
CMCA, LLC (2) (3) Consumer Receivable Collections	30.00% LLC Interest		4,000	-
Soha Terrace II LLC Real Estate Development	4.20% LLC Interest		700,000	700,000
Bradway Capital GAB LLC (2) Bicycle Manufacturing	6.2% LLC Interest		200,000	200,000
Fusion Telecommunications Internet Telephony	69,736 Shares of Common Stock		367,027	6,276
	Total equity investments		1,502,027	918,864
	Total investments		$18,733,297	$9,924,740

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

(2)
As defined in the Investment Company Act of 1940, we are an affiliate of this portfolio company because, as of March 31, 2013, we own 5% or more of the portfolio company’s outstanding voting securities.

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

Information at and for the three and nine months ended March 31, 2013 and 2012 is unaudited

1.	Organization and Summary of Significant Accounting Policies

Financial Statements

The consolidated statement of assets and liabilities of Ameritrans Capital Corporation (“Ameritrans”, the “Company”, “our”, “us”, or “we”) as of  March 31, 2013, and the related consolidated statements of operations, statement of changes in net assets (liabilities), and cash flows for the three and nine months ended March 31, 2013 and 2012, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management and the board of directors of the Company (“Management” and “Board of Directors”), the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and nine months ended March 31, 2013 and 2012, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Commission by the Company on September 28, 2012.

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

Elk was organized primarily to provide long-term loans to businesses eligible for investments by small business investment companies (each an “SBIC”) under the Small Business Investment Act of 1958, as amended (the “1958 Act”).  Elk historically made loans for financing the purchase or continued ownership of businesses that qualify for funding as small concerns under SBA Regulations, but has not made any investments since November 2012. However, as described in Notes 3 and 8 below, on October 31, 2012, Elk entered into a Settlement Agreement with the SBA pursuant to which Elk agreed to surrender its SBIC license (the “Settlement Agreement”). In connection with the entry into the Settlement Agreement, Elk also executed and delivered a Consent Order of Receivership appointing the SBA as permanent, liquidating receiver of Elk, to be filed by the SBA in the event that Elk failed to make payments to the SBA in accordance with the Settlement Agreement (the “Consent Order”).  On April 25, 2013, the United Stated District Court for the Eastern District of New York (the “Court”) entered the Consent Order, in the proceeding entitled United States of America, on behalf of its agency, the United States Small Business Administration v. Elk Associates Funding Corp. (Case No. 2:13-cv-01326-LDW-GRB) (the “Receivership Proceeding”).  The Court appointed the SBA as the receiver of Elk for the purpose of marshaling and liquidating all of Elk’s assets and satisfying the claims of creditors therefrom in the order of priority as determined by the Court.     For additional information regarding Elk’s Settlement Agreement with the SBA, see Notes 3 and 8 below.

Both Ameritrans and Elk are registered as business development companies, or “BDCs,” under the Investment Company Act of 1940, as amended (the “1940 Act”).  Accordingly, Ameritrans and Elk are subject to the provisions of the 1940 Act governing the operation of BDCs.  Both companies are managed by their executive officers under the supervision of their Boards of Directors. Pursuant to the Consent Order, as of April 25, 2013, all of the existing officers, directors and agents of Elk were dismissed.

Basis of Presentation and Consolidation .

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

Elk Capital is a wholly owned subsidiary of Ameritrans, which may engage in lending and investment activities similar to its parent. At March 31, 2013, Elk Capital was operating the real estate of 633 Meade Street, LLC, acquired in satisfaction of loans.

The Company has determined that as a result of the Consent Order and beginning on April 25, 2013 (the “Entry Date”), that it will no longer consolidate Elk for financial reporting purposes. See Note 14 for pro forma financial statements.

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

Income Taxes

The Company has elected to be taxed as a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).  A RIC, generally, is not taxed at the corporate level to the extent its income is distributed to its stockholders. In order to qualify as a RIC, a company must pay out at least 90 percent of its net taxable investment income to its stockholders as well as meet other requirements under the Code.  In order to preserve this election for fiscal year 2012/2013, the Company intends to make the required distributions to its stockholders to the extent the Company has net taxable investment income. No dividends on the Company’s common stock have been paid in each of the fiscal years ended June 30, 2012, 2011 and 2010 or during the three and nine months ended March 31, 2013, inasmuch as the Company had no taxable investment income during such periods. Accordingly, the Company has maintained its status as a RIC.

The Company is subject to certain state and local franchise taxes, as well as related minimum filing fees assessed by state taxing authorities.  Such taxes and fees are included in “Other administrative expenses” in the consolidated statements of operations in each of the fiscal periods presented.  The Company’s tax returns for fiscal years ended 2009 through 2011 are subject to examination by federal, state and local income tax authorities.

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

On June 30, 2008, the Board approved and adopted a dividend reinvestment plan that provides for reinvestment of distributions in the Company’s Common Stock on behalf of common stockholders, unless a stockholder elects to receive cash.  As a result, if the Board authorizes, and the Company declares, a cash dividend, then those stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. As of March 31, 2013, no shares have been purchased under the plan.

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

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and losses are expected to continue. These factors raise doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon Management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on securing additional financing and on improving the Company’s profitability and cash flow.  Although the Company attempted to obtain equity financing on multiple occasions with a view towards, among other things, curing Elk’s capital impairment and executing its growth strategy, the SBA rejected all financing transactions that the Company had submitted to it for approval (see Note 3 to the consolidated financial statements).  In addition, on February 22, 2012, the SBA referred Elk to the SBA’s Office of Liquidation, based on Elk’s violation of capital impairment percentage requirements in prior periods, which is continuing. As discussed in Note 3, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 (the “Settlement Payment”) by December 15, 2012 and through subsequent amendments extended to January 18, 2013 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. In connection with Elk’s entry into the settlement agreement, Elk also executed and delivered a Consent Order of Receivership appointing the SBA as permanent, liquidating receiver of Elk, to be filed by the SBA in the event that Elk failed to make payments to the SBA in accordance with the Settlement Agreement. Elk has not paid the entire Settlement Payment and on April 25, 2013, the Court entered the Consent Order appointing the SBA as receiver for Elk, which has had and is expected to continue to have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. The interests of the SBA in its capacity as receiver of Elk will differ materially from, and may be adverse to, the interests of Ameritrans and its stockholders. The Company may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in our securities.

While the Company believes that its business strategy, including its plans to obtain financing, is potentially viable and may provide the Company the opportunity to continue as a going concern, there can be no assurances to that effect, especially in light of Elk’s entry into receivership.  The Company’s plan of obtaining financing, even if successful, may not result in funds sufficient to maintain and expand its business. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.	Investments

The following table shows the Company’s portfolio by security type at March 31, 2013 and June 30, 2012:

	March 31, 2013			June 30, 2012
	(Unaudited)
Security Type	Cost	Fair Value	% (1)	Cost	Fair Value	% (1)
Commercial Loans	$5,706,395	$4,380,738	44.1%	$5,857,873	$5,228,247	31.7%
Corporate Loans	5,998,936	971,448	9.8%	10,668,191	6,991,494	42.4%
Life Settlement Contracts	5,525,939	3,653,690	36.8%	4,573,290	3,204,001	19.4%
Equity Securities	1,502,027	918,864	9.3%	1,302,627	1,078,864	6.5%
Total	$18,733,297	$9,924,740	100.0%	$22,401,981	$16,502,606	100.0%

(1) Represents percentage of total portfolio at fair value

Investments by Industry

Investments by industry consist of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013		June 30, 2012
	Value	Percentage of Portfolio	Value	Percentage of Portfolio
Broadcasting/Telecommunications	$1,704,316	17.2%	$1,761,340	10.7%
Commercial Construction	1,870,791	18.8%	2,339,724	14.2%
Construction and Predevelopment	700,000	7.1%	1,050,000	6.4%
Debt Collection	321,487	3.2%	453,909	2.7%
Education	736,105	7.4%	719,308	4.3%
Food and Candy Manufacturing	-	-%	2,693,471	16.3%
Info Data Systems	-	-%	1,001,250	6.1%
Life Insurance Settlement Contracts	3,653,690	36.8%	3,204,001	19.4%
Manufacturing	200,000	2.0%	1,165,407	7.1%
Printing/Publishing	235,343	2.4%	940,722	5.7%
Restaurant/Food Service	463,673	4.7%	1,052,162	6.4%
Other industries less than 1%	39,335	0.4%	121,312	0.7%
TOTAL	$9,924,740	100.00%	$16,502,606	100.00%

Loans Receivable

 Loans are considered non-performing once they become ninety (90) days past due as to principal or interest.  The Company had sixteen loans which are considered non-performing aggregating $2,461,196 and $3,464,890 as of March 31, 2013 and June 30, 2012, respectively. These loans are either fully or substantially collateralized and are in some instances personally guaranteed by a principal of the debtor or third party. Included in the Company’s non-performing loans is $2,297,523 and $3,464,890 at March 31, 2013 and June 30, 2012, respectively, which are no longer accruing interest since the loan principal and accrued interest exceed the estimated fair value of the underlying collateral. The following table sets forth certain information regarding performing and non-performing loans as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Loans receivable	$5,352,186	$12,219,741
Performing loans	2,890,990	8,754,851
Nonperforming loans	$2,461,196	$3,464,890
Nonperforming loans:
Accrual	$163,673	$-
Nonaccrual	2,297,523	3,464,890
	$2,461,196	$3,464,890

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

As of March 31, 2013 and June 30, 2012, the fair value of the policies owned by the Company was $3,653,690 and $3,204,001, respectively, which represents the estimated fair value for the four life insurance policies with an aggregate face value of $17,250,000. The Company’s cost on these policies to date is $5,525,939, including insurance premiums of $952,649, which were paid during the nine-month period ended March 31, 2013. Premiums on the policies must be paid until the policies are sold in order to keep the policies in full force. One of the insureds who was covered by one of the policies in the Company’s life insurance settlement portfolio, passed away in August, 2011. The Company received approximately $320,000 from the proceeds of such policy after payment to the Receiver. At June 30, 2011, the fair value of such policy was $58,400, with a cost of $39,708.

The Company is entitled to sell the policies at any time, in its sole discretion and has no obligation to pay future premiums on the various policies.  The approximate future minimum premiums due for each of the next five (5) years and in the aggregate, thereafter, based on current life expectancy of the insureds, are as follows:

Year Ending June 30	Policy Premiums

2013 (three months)	$218,520
2014	874,068
2015	874,068
2016	874,068
2017	823,092
Thereafter	683,355
$4,347,171

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

 Assets measured at fair value on a recurring basis:

		Fair Value at Reporting Date Using
	March 31, 2013 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$4,380,738	$-	$-	$4,380,738
Corporate Loans	971,448	-	-	971,448
Life Settlement Contracts	3,653,690	-	-	3,653,690
Equity Securities	918,864	6,276	-	912,588
Total Investments	$9,924,740	$6,276	$-	$9,918,464

		Fair Value at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial Loans	$5,228,247	$-	$-	$5,228,247
Corporate Loans	6,991,494	-	-	6,991,494
Life Settlement Contracts	3,204,001	-	-	3,204,001
Equity Securities	1,078,864	6,276	-	1,072,588
Total Investments	$16,502,606	$6,276	$-	$16,496,330

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330
Net realized losses on investments	-	(617,432)	-	-	(617,432)
Net unrealized losses on investments	(696,031)	(1,350,791)	(502,960)	(360,000)	(2,909,782)
Purchases of investments		397,957	952,649	200,000	1,550,606
Repayments, sales or redemptions of investments	(151,478)	(4,449,780)	-	-	(4,601,258)
Ending balance as of March 31, 2013	$4,380,738	$971,448	$3,653,690	$912,588	$9,918,464

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(2,909,782)
Losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Net realized loss on sales and dispositions	(3,248)
Change in unrealized gains or losses relating to assets still held at reporting date	$(2,913,030)

	Commercial Loans	Corporate Loans	Life Settlement Contracts	Equity Securities	Total
Beginning balance as of June 30, 2011	$6,244,815	$12,968,785	$2,408,000	$980,661	$22,602,261
Net realized gains (losses) on investments	-	(28,011)	288,139	(75,250)	184,878
Net unrealized gains (losses) on investments	(128,644)	(1,848,874)	(95,657)	168,027	(1,905,148)
Purchases of investments	2,463	1,517,902	931,366	-	2,451,731
Repayments, sales or redemptions of investments	(890,387)	(5,618,308)	(327,847)	(850)	(6,837,392)
Ending balance as of June 30, 2012	$5,228,247	$6,991,494	$3,204,001	$1,072,588	$16,496,330

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,905,148)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain on sales and dispositions	54,055
Change in unrealized losses relating to assets still held at reporting date	$(1,851,093)

As of March 31, 2013, the aggregate net unrealized loss on the investments that use Level 3 inputs was $8,447,806. As of March 31, 2013, the aggregate net unrealized loss on Level 1 investments was $360,751. For the three and nine months ended March 31, 2013, the net unrealized loss on Level 1 investments aggregated $(697) and $(5,579), respectively. At March 31, 2013, only the investment in Fusion Communications was included in Level 1.

As of June 30, 2012, the aggregate net unrealized loss on the investments that use Level 3 inputs was $5,538,024. As of June 30, 2012, the aggregate net unrealized loss on Level 1 investments was $360,751. For the year ended June 30, 2012, the net unrealized loss on Level 1 investments aggregated $86,742. At June 30, 2012, only the investment in Fusion Communications was included in Level 1.

The following table provides quantitative information about the Company’s Level 3 fair value measurements of our investments as of March 31, 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy other valuation techniques and methodologies also may be used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range (Weighted Average)
Real Estate Secured Loans	$4,059,251	Market Comparable Approach	Comparable Multiple	4.74% – 12.00% (8.74%)

Subordinated Debt / Corporate	971,448	Market Comparable	Comparable

Notes				8.00% 12.00% (10.00%)

Collateralized Loan Obligations	321,487	Market Comparable Approach	Comparable Multiple	12.00%-12.00% (12.00%)

Life Settlements	3,653,690	Discounted Cash Flow	Discount Rate	20.00%-20.00% (20.00%)

Common Equity / Interests	900,000	Market Comparable Approach	Comparable Multiple	N/A

	12,588	Net Asset Value	Underlying Assets / Liabilities	N/A

Total Level 3 Investments
	$9,918,464

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company uses EBITDA comparable multiples on its equity securities to determine the fair value of investments. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, then the resulting fair value of the debt security may be lower. Significant increases or decreases in either of these inputs in isolation would result in a significantly lower or higher fair value measurement. The significant unobservable inputs used in the fair value measurement of the collateralized loan obligations include the discount rate applied in the valuation models in addition to default and recovery rates applied to projected cash flows in the valuation models. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.

3.	Debentures Payable to SBA

At March 31, 2013, and June 30, 2012, debentures payable to the SBA consisted of subordinated debentures with interest payable semiannually, as follows:

Issue Date	Due Date	% Interest Rate	March 31, 2013	June 30, 2012	Annual Amount of Interest and User Fees at March 31, 2013	Annual Amount of Interest and User Fees at June 30, 2012
July 2002	September 2012	4.67 (1)	$850,000	$2,050,000	$47,056	$113,488
December 2002	March 2013	4.63 (1)	3,000,000	3,000,000	164,880	164,880
September 2003	March 2014	4.12 (1)	5,000,000	5,000,000	249,300	249,300
February 2004	March 2014	4.12 (1)	1,950,000	1,950,000	97,227	97,227
December 2009	March 2020	4.11 (2)	9,175,000	9,175,000	402,782	402,782
			$19,975,000	$21,175,000	$961,245	$1,027,677

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

Elk is required to calculate the amount of capital impairment each reporting period based on SBA regulations. The purpose of the calculation is to determine if the Undistributed Net Realized Earnings (Deficit) after adjustment for net unrealized gain or loss on securities exceeds the SBA regulatory limits. If so, Elk is considered to have impaired capital.  Since June 30, 2010, Elk’s capital has been impaired. Elk had a condition of capital impairment as of March 31, 2013.

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

According to the Second SBA Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”).The Second SBA Notice stated that Elk was required to remit the entire amount of the Indebtedness to the SBA no later than June 15, 2012.  In addition the Second SBA Notice states that the SBA may avail itself of any remedy available to it under the 1958 Act, including institution of proceedings for the appointment of SBA or its designee as receiver for Elk’s assets.  In the event Elk is placed into receivership, the interests of the SBA or its designee in its capacity as a receiver of Elk would differ materially from the interests of Ameritrans’ stockholders.
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

On October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by the Settlement Effective Date and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the settlement payment is made. Elk did not make the required payment to the SBA prior to the Settlement Effective Date and, accordingly, on April 25, 2013, Elk was placed into receivership. See Note 8 for additional details.

4.	Notes Payable

On December 22, 2009, the Company issued $2,025,000 aggregate principal amount of its 8.75% notes due December 2011 (the “December Notes”) in a private offering.  Prior to their amendment, as described below, the Notes bore interest at a rate of 8.75%, payable quarterly, but the Company had the option to extend the December Notes until December 2012 at a rate of 5.5%, plus the then-current prime rate.  The December Notes are redeemable by the Company at any time upon not less than 30 days prior notice.  A member of the Company’s Board of Directors and certain affiliated entities acquired $1,375,000 of the December Notes in the offering. The total amount of interest incurred on the December Notes issued to related parties was $0 for the three months ended March 31, 2013 and 2012 and $0 and $82,500 for the nine months ended March 31, 2013 and 2012, respectively.

On March 24, 2010, the Company issued $975,000 aggregate principal amount of its 8.75% notes due March 2012 (the “March Notes” and, together with the December Notes, the “2009/2010 Notes”) in a private offering.  The March Notes have the same terms as the December Notes, except prior to their amendment as described below, the March Notes were scheduled to mature in March 2012.  A member of the Company’s Board of Directors, and certain affiliated entities acquired $685,000 of the March Notes in the offering. The total amount of interest incurred on the March Notes issued to related parties was $0 for the three months ended March 31, 2013 and 2012 and $0 and $41,100 for the nine months ended March 31, 2013 and 2012, respectively.

In connection with the issuance of a Senior Secured Note on January 19, 2011 (see below), the 2009/2010 Notes were amended such that the interest rate on such notes was increased from 8.75% to 12.0% and the maturity date was extended until May 2012. The holders of the 2009/2010 Notes also waived certain covenants contained in the 2009/2010 Notes related to additional borrowings by the Company.
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

On April 12, 2011, the Company entered into an amendment to the Original 2011 Note (the “Note Amendment” and the Original 2011 Note, as amended, the “2011 Note”), which amended a provision of the Original 2011 Note that prohibited the Company from incurring any indebtedness for borrowed money in excess of $250,000.    All other terms of the Original 2011 Note remained in full force and effect. There was no interest expense incurred in connection with the 2011 Note in the three and nine months ended March 31, 2013 and 2012.

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

The following table sets forth the dividends accrued by the Company on its Preferred Stock for the three and nine months ended March 31, 2013, and 2011:

	For the nine months ended March 31, 2013
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2012 - September 30, 2012)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2012 – December 31, 2012)	0.28125	84,375	Not Declared
Third quarter (January 1, 2013 – March 31, 2013)	0.28125	84,375	Not Declared
Total Preferred Stock Dividends Accrued	$0.84375	$253,125

	For the nine months ended March 31, 2012
	Dividend Per Share	Amount	Declaration Date	Record Date	Pay Date
Preferred Stock:
First quarter (July 1, 2011 - September 30, 2011)	$0.28125	$84,375	Not Declared
Second quarter (October 1, 2011 - December 31, 2011)	0.28125	84,375	Not Declared
Second quarter (January 1, 2012 - March 31, 2012)	0.28125	84,375	Not Declared
Total Preferred Stock Dividends Accrued	$0.84375	$253,125

The Company did not declare or pay dividends on its Common stock during the three and nine months ended March 31, 2013 or 2012. Dividends on Preferred Stock accrue whether or not they have been declared. As of March 31, 2013, dividends not declared, but accrued and in arrears aggregated $928,125.

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

Debt

The fair value of the SBA debentures was computed using the discounted amount of future cash flows using the Company’s current incremental borrowing rate for similar types of borrowings.  The estimated fair values of such debentures as of March 31, 2013 and June 30, 2012 were $19, 975,000 and $21,175,000, respectively.  The fair value is the same as the recorded value, inasmuch as the SBA had given the Company notice on June 1, 2012 that Elk's entire indebtedness to the SBA was due and payable currently.  However, Elk’s settlement agreement with the SBA provided that Elk’s obligations under these debentures could be satisfied in full for $7,900,000 on or before the Settlement Effective Date and the surrender of Elk’s SBIC license.  Elk paid $1.2 million to the SBA on January 4, 2013 from its cash on hand in partial satisfaction of the Settlement Payment, which left $6.7 million of the Settlement Payment remaining to be paid as of such date.  Elk made no additional payments to the SBA and, accordingly, Elk was placed into receivership on April 25, 2013. See Notes 3 and 8.

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

As of November 16, 2011, the Company and Renova terminated the Purchase Agreement.

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

 On October 31, 2012 Elk and the SBA entered into the Settlement Agreement with respect to the Litigation. The Settlement Agreement, as amended on December 7, 2012, provided, among other things, for the payment by Elk to the SBA of $7,900,000 by January 7, 2013 and the surrender of Elk’s small business investment company license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Effective Date plus all additional interest, aggregating approximately $860,000 as of January 31, 2013, which may accrue through the date the Settlement Payment is made.  As of January 31, 2013, Elk's outstanding leverage with the SBA was $21,175,000. Elk also executed and delivered the Consent Order, to be filed only if the Settlement Payment was not made within the required period, appointing the SBA as permanent, liquidating receiver of Elk. In connection with the Settlement Agreement, the parties have filed with the court a Joint Stipulation dismissing the SBA Litigation. The Settlement Agreement includes mutual releases by both parties releasing the other party and various associated entities from any and all actions, causes of action, claims, rights and demands of every kind which such party may have through October 31, 2012. SBA's release of Elk does not include any claims of criminal liability, any claims arising from fraudulent conduct or any claims by any other federal agency of the United States, including the Internal Revenue Service. Pursuant to the Settlement Agreement, the SBA has acknowledged that it is unaware of any such claim referred to in the immediately preceding sentence.

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

As of January 18, 2013, Elk had not secured the balance of the Settlement Payment to be paid to the SBA.  Accordingly, Elk requested an additional extension of the Payoff Deadline to January 31, 2013.  On January 22, 2013, the SBA informed Elk that the SBA had decided it would not grant Elk another extension of the Payoff Deadline.    As a result of Elk’s failure to pay the balance of the Settlement Payment by January 18, 2013, the SBA informed Elk that it would forward a receivership complaint and the Consent Order to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York.  The SBA further informed Elk that should Elk pay the balance of the Settlement Payment prior to the entry of the Consent Order in the U.S. District Court then the SBA would accept such payment in full satisfaction of the Settlement Payment and would ask that the receivership proceedings be rescinded. However, the requisite financing was not obtained and no additional payments were made.

On April 25, 2013, the Court entered the Consent Order in the Receivership Proceeding.  The Court appointed the SBA as the receiver of Elk for the purpose of marshaling and liquidating all of Elk’s assets and satisfying the claims of creditors therefrom in the order of priority as determined by the Court.  The Court entered judgment in the total sum of $21,175,000.00 (less the $1.2 million paid to the SBA on January 4, 2013) as of October 26, 2012, plus accrued  interest of  approximately $1,166,000 through April 25, 2013, plus post-judgment interest at the rate allowed by law. The Consent Order dismissed all of the existing officers, directors and agents of Elk.

As a result of the deconsolidation of Elk as of April 25, 2013 for financial reporting, Ameritrans subsequent financial statements will report a liability due to Elk. As of March 31, 2013, such liability was approximately $14.3 million. See Note 14. Pro Forma Financial Information.

The interests of the SBA in its capacity as a receiver of Elk will differ materially from, and may be adverse to, the interests of Ameritrans and its stockholders.  The Company anticipates its business, financial condition and results of operations will be materially and adversely affected by the entry of the Consent Order.  As such, the Company may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in the Company’s securities.

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

9.	Stock Option Plans

The Company’s employee incentive stock option plan and non-employee director stock option plan expired on May 21, 2009.

 The following tables summarize information about the transactions of both stock option plans as of March 31, 2013:

	Stock Options
	Number of Options	Weighted Average Exercise Price Per Share
Options outstanding at June 30, 2012	239,426	$3.28
Granted	-	-
Canceled	-	-
Expired	40,000	-
Exercised	-	-
Options outstanding at March 31, 2013	199,426	$2.96

The following table summarizes information about the stock options outstanding under the Company’s options plans as of March 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding At March 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.60	13,888	.14 years	$3.60
$5.28	40,000	1.16 years	$5.28
$2.36	120,000	.53 years	$2.36
$1.78	25,538	1.10 years	$1.78
$ 1.78-$ 5.28	199,426		$3.28

10.	Financial Highlights

	Nine months Ended March 31, 2013	Nine months Ended March 31, 2012	Year Ended June 30, 2012
Net share data
Net liability value at the beginning of the period	$(2.11)	$(0.40)	$(0.40)
Net investment loss	(1.02)	(0.83)	(1.08)
Net realized and unrealized losses on investments	(1.03)	(0.35)	(0.53)
Net decrease in net assets from operations	(2.05)	(1.18)	(1.61)
Distributions to Stockholders (4)	(0.07)	(0.07)	(.10)
Total decrease in net asset value	(2.12)	(1.25)	(1.71)
Net liability value at the end of the period	$(4.23)	$(1.65	$(2.11)
Per share market value at beginning of period	$0.11	$1.17	$1.17
Per share market value at end of period	$0.15	$0.15	$0.11
Total return (1)	36.4%	(87.2)%	(90.6)%
Ratios/supplemental data
Average net liabilities (2) (in 000’s)	$(10,755)	$(3,492)	$(4,264)
Total expense ratio (3)	(51.6)%	(172.9)%	142.4%
Net investment loss to average net liabilities (5)	(43.0)%	(108.1)%	85.7%

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

Except for the recent developments in connection with the SBA Consent Order and the placement of Elk into receivership, as discussed in Note 8, Commitments and Contingencies, the Company is not aware of any other significant subsequent events.

14.	Pro Forma Financial Information

The following Unaudited Pro Forma Consolidated Financial Statements of Ameritrans Capital Corporation and its consolidated subsidiaries are included herein:

•	Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 2013

•	Unaudited Pro Forma Consolidated Statement of Operations for the nine months ended March 31, 2013

•	Unaudited Pro Forma Consolidated Balance Sheet as of June 30, 2012

•	Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended June 30, 2012

•	Notes to the Unaudited Pro Forma Consolidated Financial Statements

The Unaudited Pro Forma Consolidated Financial Statements and the related Notes presented reflect the deconsolidation of Elk as a result of the entry of a Consent Order appointing the SBA as permanent, liquidating receiver of Elk, effective as of April 25, 2013 (the “Entry Date”). (See Note 8.) The Company has determined that as a result of the Consent Order and beginning on the Entry Date, that it will no longer consolidate Elk for financial reporting purposes. The Unaudited Pro Forma Consolidated Financial Statements have been prepared by applying pro forma adjustments to the amounts previously reported in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the amounts reported herein as of and for the period ended March 31, 2013. The Unaudited Pro Forma Consolidated Statements of Income for the nine months ended March 31, 2013 and the year ended June 30, 2012 reflect the deconsolidation` of Elk, assuming the Consent Order had been entered and effective as of the beginning of the respective fiscal year. The Unaudited Pro Forma Consolidated Balance Sheet reflects the deconsolidation of Elk, assuming the Consent Order had been entered and effective on March 31, 2013. The pro forma adjustments, as described in the Notes to the Unaudited Pro Forma Consolidated Financial Statements, are based on currently available information.

The Unaudited Pro Forma Consolidated Financial Statements reflect the deconsolidation of Elk. For purposes of the Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 2013, the investment in Elk is reflected at a fair value of zero. The Unaudited Pro Forma Consolidated Financial Statements are presented for informational purposes only and are not necessarily indicative of the operating results or financial position that would have occurred had the Consent Order occurred on, or as of, the dates indicated, nor are they necessarily indicative of future operating results or financial position.

Ameritrans Capital Corporation
Pro Forma Consolidated Balance Sheet
March 31, 2013
(Unaudited)

	As Reported (a)	Less: Deconsolidation of Elk (b)	Pro forma Adjustments		Pro forma
Assets

Investments at fair value
Non Controlled/affiliated investments	$200,000	$-	$-		$200,000
Non Controlled/non affiliated investments	9,393,253	4,705,491	-		4,687,762
Controlled affiliated investments	331,487	331,487	-		-

Total investments at fair value	9,924,740	5,036,978	-		4,887,762

Cash	694,620	184,170	-		510,450
Accrued interest receivable	669,372	620,320	-		49,052
Assets acquired in satisfaction of loans	153,325	29,025	-		124,300
Furniture and equipment, net	42,110	38,374	-		3,736
Due from Ameritrans	-	12,444,927	(12,444,927)	(c)	-
Prepaid expenses and other assets	75,793	65,552	-		10,241

Total assets	$11,559,960	$18,419,346	$(12,444,927)		$5,585,541

Liabilities and Net Liabilities

Liabilities:
Debentures payable to SBA	$19,975,000	$19,975,000	$-		$-
Due to Elk Associates Funding Corporation	-	-	(14,271,038)	(c)	14,271,038
Accrued expenses and other liabilities	304,151	289,893	-		14,258
Accrued interest payable	1,099,492	1,099,492	-		-
Dividends payable	928,125	-	-		928,125

Total liabilities	22,306,768	21,364,385	(14,271,038)		15,213,421

Net Liabilities:
Preferred Stock 9,500,000 shares authorized, none issued or outstanding; 9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000	-	-		3,600,000
Common stock, $0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341	-	-		341
Additional paid in capital	21,330,544	16,129,119	-		5,201,425
Losses and distributions in excess of earnings	(26,868,436)	(12,713,856)	(1,826,111)	(c)	(15,980,691)
Net unrealized depreciation on investments	(8,808,557)	(6,359,602)	-		(2,448,955)
Total	(10,746,108)	(2,944,339)	(1,826,111)		(9,627,880)
Less Treasury stock, at cost, 10,000 shares of common	(700)	(700)	-		-
Total net liabilities	(10,746,808)	(2,945,039)	(1,826,111)		(9,627,880)

Total liabilities and net liabilities	$11,559,960	$18,419,346	$(12,444,927)		$5,585,541

Net liability value per common share	$(4.23)				$(3.90)

See Notes to the Unaudited Pro Forma Consolidated Financial Statements

Ameritrans Capital Corporation
Pro Forma Statement of Operations
For the Nine Months Ended March 31, 2013
(Unaudited)

	As Reported (a)	Less: Deconsolidation of Elk (b)	Pro forma Adjustments		Pro forma
Investment Income:
Interest on loans receivable
Non- controlled/ non- affiliated investments	$668,687	$668,612	$-		$75
Controlled affiliated investments	19,596				19,596
	688,283	668,612	-		19,671
Fees and other income	-	-	-		-
	688,283	668,612	-		19,671

Expenses:
Interest	756,985	756,985	-		-
Salaries and employee benefits	758,654	758,654	512,091	(d)	512,091
Occupancy	117,222	117,222	58,611	(d)	58,611
Legal fees	1,043,687	1,085,278	607,399	(d)	565,808
Accounting and compliance fees	464,060	442,135	252,017	(d)	273,942
Directors fees and expense	183,286	183,286	91,643	(d)	91,643
Other administrative expenses	603,056	649,109	222,403	(d)	176,350
Loss and impairment on assets acquired in satisfaction of loans, net	233,612	233,612	81,947	(d)	81,947
Total expenses	4,160,562	4,226,281	1,826,111		1,760,392
Net investment loss	(3,472,279)	(3,557,669)	(1,826,111)		(1,740,721)

Net realized losses on investments	(617,433)	(617,433)	-		-
	(617,433)	(617,433)	-		-
Net unrealized depreciation on investments	(2,909,782)	(1,906,858)	-		(1,002,924)
Net realized/ unrealized losses on investments	(3,527,215)	(2,524,291)	-		(1,002,924)
Net decrease in net assets from operations	(6,999,494)	(6,081,960)	(1,826,111)		(2,743,645)
Distributions to preferred shareholders	(253,125)		-		(253,125)
Net decrease in net assets from operations available to common shareholders	$(7,252,619)	$(6,081,960)	$(1,826,111)		$(2,996,770)

See Notes to the Unaudited Pro Forma Consolidated Financial Statements

Ameritrans Capital Corporation
Pro Forma Consolidated Balance Sheet
June 30, 2012
(Unaudited)

	As Reported (a)	Less: Deconsolidation of Elk (b)	Pro forma Adjustments		Pro forma
Assets

Investments at fair value
Non Controlled/non affiliated investments	$16,169,728	$11,430,300	$-		$4,739,428
Controlled affiliated investments	332,878	332,878	-		-

Total investments at fair value	16,502,606	11,763,178	-		4,739,428

Cash	184,338	122,225	-		62,113
Accrued interest receivable	807,643	763,371	-		44,272
Assets acquired in satisfaction of loans	878,325	753,325	-		125,000
Furniture and equipment, net	44,359	39,417	-		4,942
Deferred loan cost, net	260,459	260,459	-		-
Due from Ameritrans	-	10,874,927	(10,874,927)	(c)	-
Prepaid expenses and other assets	263,641	250,073	-		13,568

Total assets	$18,941,371	$24,826,975	$(10,874,927)		$4,989,323

Liabilities and Net Liabilities

Liabilities:
Debentures payable to SBA	$21,175,000	$21,175,000	$-		$-
Due to Elk Associates Funding Corporation			(10,874,927)	(c)	10,874,927
Accrued expenses and other liabilities	312,353	241,848	-		70,505
Accrued interest payable	342,506	342,506	-		-
Dividends payable	675,000	-	-		675,000

Total liabilities	22,504,859	21,759,354	(10,874,927)		11,620,432

Net Liabilities:
Preferred Stock 9,500,000 shares authorized, none issued or outstanding; 9-3/8% cumulative participating redeemable preferred stock; $.01 par value, $12.00 face value, 500,000 shares authorized; 300,000 shares issued and outstanding	3,600,000				3,600,000
Common stock, $0001 par value; 45,000,000 shares authorized, 3,405,583 shares issued; 3,395,583 shares outstanding	341				341
Additional paid in capital	21,330,544	16,129,119	-		5,201,425
Losses and distributions in excess of earnings	(22,525,598)	(8,538,754)	-		(13,986,844)
Net unrealized depreciation on investments	(5,898,775)	(4,452,744)	-		(1,446,031)
Total	(3,493,488)	3,137,621	-		(6,631,109)
Less Treasury stock, at cost, 10,000 shares of common	(70,000)	(70,000)	-		-
Total net liabilities	(3,563,488)	3,067,621	-		(6,631,109)

Total liabilities and net liabilities	$18,941,371	$24,826,975	$(10,874,927)		$4,989,323

Net liability value per common share	$(2.11)				$(3.01)

See Notes to the Unaudited Pro Forma Consolidated Financial Statements

Ameritrans Capital Corporation
Pro Forma Statement of Operations
For the Fiscal Year Ended June 30, 2012
(Unaudited)

	As Reported (a)	Less: Deconsolidation of Elk (b)	Pro forma Adjustments	Pro forma
Investment Income:
Interest on loans receivable
Non-controlled/non-affiliated investments	$2,022,374	$2,022,374	$-	$-
Controlled affiliated investments	27,237	4,272	-	22,965
	2,049,611	2,026,646	-	22,965
Fees and other income	11,466	6,858	-	4,608
	2,061,077	2,033,504	-	27,573

Expenses:
Interest	1,280,954	1,029,643	-	251,311
Salaries and employee benefits	1,275,282	414,478	-	860,804
Occupancy	173,187	86,593	-	86,594
Legal fees	1,407,893	971,766	-	436,127
Accounting and compliance fees	737,036	313,021	-	424,015
Directors fees and expense	150,641	75,320	-	75,321
Other administrative expenses	942,590	500,634	-	441,956
Advisory fees	101,984	-	-	101,984
Total expenses	6,069,567	3,391,455	-	2,678,112
Net investment loss, before gain on extinguishment of debt	(4,008,490)	(1,357,951)	-	(2,650,539)
Gain on extinguishment of debt	353,620	-	-	353,620
Net investment loss	(3,654,870)	(1,357,951)	-	(2,296,919)

Net realized gains on investments	184,679	(52,860)	-	237,539
	184,679	(52,860)	-	237,539
Net Unrealized depreciation on investments	(1,991,890)	(1,922,966)	-	(68,924)
Net realized/unrealized losses on investments	(1,807,211)	(1,975,826)	-	168,615
Net decrease in net assets from operations	(5,462,081)	(3,333,777)	-	(2,128,304)
Distributions to preferred shareholders	(337,500)	-	-	(337,500)
Net decrease in net assets from operations available to common shareholders	$(5,799,581)	$(3,333,777)	$-	$(2,465,804)

See Notes to the Unaudited Pro Forma Consolidated Financial Statements

AMERITRANS CAPITAL CORPORATION
Notes to the Unaudited Pro Forma Consolidated Financial Statements

(a)
Amounts represent historical financial information from Ameritrans Capital Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013 or from Ameritrans Capital Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

(b)
Amounts represent the Elk Statement of Operations for the nine months ended March 31, 2013 and for the fiscal year ended June 30, 2012 or Elk's Consolidated Balance Sheet as of March 31, 2013 and June 30, 2012.

(c)	To record amounts owed by Ameritrans Capital Corporation to Elk.

(d)
Adjustments relate to allocation of expenses incurred by Ameritrans Capital Corporation, but paid for by and recorded on the books of Elk and, hence, would not be eliminated by the deconsolidation of Elk.

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

General

Ameritrans acquired Elk on December 16, 1999. Elk is an SBIC that had been operating since 1980, making loans to (and, to a limited extent, investments in) small businesses, who qualified under SBA Regulations until October 31, 2012. However, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk agreed to pay the SBA $7,900,000 by December 15, 2012, as extended through subsequent amendments to January 18, 2013, and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through such date plus all additional interest which may accrue through the date the settlement payment is made. Elk did not remit the entire amount due under the Settlement Agreement and, accordingly, on April 25, 2013, the Court entered the Consent Order in the Receivership Proceeding, appointing the SBA as the receiver of Elk for the purpose of marshaling and liquidating all of Elk’s assets and satisfying the claims of creditors therefrom in the order of priority as determined by the Court.  The Court entered judgment in the total sum of $21,175,000.00 (less the $1.2 million paid to the SBA on January 4, 2013) as of October 26, 2012, plus accrued  interest of  approximately $1,166,000 through April 25, 2013, plus post-judgment interest at the rate allowed by law. The Consent Order dismissed all of the existing officers, directors and agents of Elk.

The interests of the SBA in its capacity as a receiver of Elk will differ materially from, and may be adverse to, the interests of Ameritrans and its stockholders, including with respect to deconsolidated liabilities described in Notes 8 and 14 to the consolidated financial statements and below.  We anticipate Ameritrans’ business, financial condition and results of operations will be materially and adversely affected by the entry of the Consent Order.  As such, the Company may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in the Company’s securities.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Total Investment Income

Our investment income for the three months ended March 31, 2013, decreased $219,714, or 54%, to $186,455, as compared to $406,169 for the three months ended March 31, 2012. The decrease was predominantly due to our smaller portfolio.

Corporate Loans outstanding as of March 31, 2013, decreased by $6,601,950 or 87%, to $971,448, as compared with $7,573,398 at March 31, 2012. The decrease in Corporate Loans outstanding was due to payoffs of approximately $66,000, the sale of four loans for approximately $5,015,000 (primarily, for liquidity purposes) and a decrease in fair value of certain Corporate Loans aggregating approximately $2,037,000. This decrease was partially offset by new fundings and loan discount amortization totaling approximately $516,000. For the three months ended March 31, 2013, interest income on Corporate Loans decreased approximately $220,000 to approximately $151,000 from $371,000 in the comparable quarter in the prior fiscal year.

Commercial Loans outstanding as of March 31, 2013, decreased by $885,910, or 17%, to $4,380,738, as compared with $5,266,648 at March 31, 2012.  The decrease in Commercial Loans was due to loan amortization and paid off loans of approximately $178,000 and a downward fair value adjustment of approximately $706,000. For the three months ended March 31, 2013, interest income on Commercial Loans decreased approximately $2,000 to approximately $28,000 from approximately $30,000 in the prior fiscal year’s comparable quarter. This decrease was primarily attributable to paid off loans.

Life settlement contracts outstanding as of March 31, 2013 increased by approximately $854,000, or 30%, to approximately $3,654,000, as compared with approximately $2,800,000 at March 31, 2012. This increase was due primarily to additional premium payments of $1,255,000, as partially offset by a downward adjustment of fair value of $400,000. The fair value as of March 31, 2013, represents our estimate of the policies’ fair value based upon various factors, including a discounted cash flow analysis of anticipated life expectancies, future premium payments, current market conditions and anticipated death benefits related to the four life insurance policies which have an aggregate face value of $17,250,000.

Operating Expenses

Interest expense for the three months ended March 31, 2013 increased $6,667, or 3%, to $238,813, as compared to $232,146 for the three months ended March 31, 2012.  .

Salaries and employee benefits for the three months ended March 31, 2013 decreased $27,643, or 10%, to $257,233, when compared to $284,876 for the three months ended March 31, 2012. This decrease was due to a termination of a clerical employee and a reduction in salary of an officer pursuant to an employment agreement.

Occupancy costs for the three months ended March 31, 2013, decreased by $14,041 to $29,256 from $43,297 for the comparable prior year’s quarter due to the cancellation of our New York City lease as of December 31, 2012.

Legal fees decreased $293,651, or 59%, to $201,904 for the three months ended March 31, 2013 from $495,555 in the corresponding quarter in fiscal 2012 due, primarily, to the decrease in legal work in connection with our lawsuit and entry into a settlement agreement with the SBA and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees decreased $23,416 or 14% to $141,875 in the third quarter of fiscal 2013 from $165,291 in the corresponding quarter in the prior fiscal year prior. Such decrease was attributable to a $21,100 decrease in accounting fees, of which approximately $18,000 related to tax consulting on various tax issues, a decrease of $12,000 in consulting fees related to our chief financial officer, as partially offset by an increase of $10,000 for professional fees in connection with a capital raise.

Director fees for the three months ended March 31, 2013 decreased $6,838, or 13%, to $44,827 when compared to $51,665 for the three months ended March 31, 2012. Such decrease resulted from fewer meetings that were related, significantly, to ongoing SBA issues.

Advisory Fees decreased $9,289, or 100%, to $0 for the three months ended March 31, 2013. This was due to the expiration of our Advisory Agreement in December 2011.

Miscellaneous administrative expenses for the three months ended March 31, 2013, increased $188,572, or 110%, to $359,275, when compared with $170,703 for the three months ended March 31, 2012.  This increase was due primarily to the write off of SBA commitment fees of $207,000 partially offset by a reduction of $12,000 of foreclosure expense and a decrease of approximately $7,000 of miscellaneous expenses.

Loss and impairment on assets acquired in satisfaction of loans was $69,720 for the three months ended March 31, 2013. This amount is the loss incurred on the write down of treasury stock to its market value at March 31, 2013. There was no comparable amount in the 2012 period.

Increase in Net Liabilities from Operations and Net Unrealized/Realized Gains (Losses)

Net increase in net liabilities from operations for the three months ended March 31, 2013 was $4,006,239, as compared to a net increase in net liabilitiesfrom operations for the three months ended March 31, 2012 of $898,307. This change in net liabilities between three-month periods was, primarily, attributable to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $16.7 million in the third quarter of fiscal 2012 to an average of approximately $10.0 million in the third quarter of fiscal 2013; (ii) an overall decrease in expenses to approximately $1.3 million for the three months ended March 31, 2013, as compared with approximately $1.4 million for the three months ended March 31, 2012, as described above, and (iii) an increase in unrealized loss to approximately $2.3 million for the three months ended March 31, 2013 as compared with a net increase in unrealized loss of approximately $160,000 for the three months ended March 31, 2012. The realized loss for the three months ended March 31, 2013 was approximately $533,000, as compared with a realized loss of approximately $45,000 for the three months ended March 31, 2012.

Results of Operations for the Nine Months Ended March 31, 2013 and 2012

Total Investment Income

The Company’s investment income for the nine months ended March 31, 2013 decreased $674,287, or 49%, to $688,283, as compared with $1,362,570 for the nine months ended March 31, 2012.  The decrease in investment income between the periods can be attributed primarily to the decrease in the size of our Corporate Loan portfolio. For changes in outstanding balances of Commercial Loans, Corporate Loans and Life Settlement Contracts see the discussion, above, under “Results of Operations for The Three Months Ended March 31, 2013 and March 31, 2012.”

Operating Expenses

Interest expense for the nine months ended March 31, 2013 decreased $268,234, or 26%, to $756,985, as compared with $1,025,219 for the nine months ended March 31, 2012.  This was due to the payoff of approximately $4,500,000 of outstanding notes in March 2012 and the payment of $1,200,000 of principal on SBA debentures in the third quarter of fiscal 2013.

Salaries and employee benefits for the nine months ended March 31, 2013 decreased $240,306 to $758,654, or approximately 24%, when compared to $998,960 for the nine months ended March 31, 2012. This decrease was due to the cancelation of an employment contract, the termination of a clerical employee and a reduction in salary of an officer pursuant to an employment agreement.

Occupancy costs for the nine months ended March 31, 2013decreased to 12,668 to $117,222 for the nine months ended March 31, 2013 compared with $129,890 during the comparable prior period in 2012. This was the result of closing our New York City office in December 2012.

Legal fees increased $15,341, or 1%, to $1,043,687 in nine months ended March 31, 2013 from $1,028,346 in the corresponding period in fiscal 2012 due, primarily, to ongoing legal work in connection with our lawsuit and settlement with SBA, and, to a lesser extent, SEC filings, foreclosure expense, compliance and general legal matters.

Accounting and compliance fees decreased $123,603 or 21% to $464,060 in the nine months ended March 31, 2013 from $587,663 in the corresponding period in the prior fiscal year. Such decrease was attributable to a decrease of approximately $83,600 in general accounting and other compliance fees, an approximate $26,000 decrease in financial management personnel and an approximate $24,000 decrease in audit fees, which were significantly related to the cessation of SBA-related reporting and not using a consultant for various compliance issues. This decrease was partially offset by a fee of approximately $10,000 in connection with our capital raising activities.

Director fees for the nine months ended March 31, 2013 increased $43,518, or 31%, to $183,286 when compared to $139,768 for the nine months ended March 31, 2012. Such increase resulted from more director meetings during the first nine months of fiscal 2013 than in the comparable period of fiscal 2012 that were attributable, primarily, to increased discussions in connection with the SBA litigation and settlement issues.

Advisory Fees decreased 100% to $0 in the nine months ended March 31, 2013 from $101,984 for the nine months ended March 31, 2012, due to the expiration of our Advisory Agreement in December 2011.

Miscellaneous administrative expenses increased $69,899 or 13% to $603,056 for the nine months ended March 31, 2013 when compared with $533,157 for the nine months ended March 31, 2012.  The increase was mainly attributable to a write off of $207,321 in SBA Commitment fees, as partially offset by reduction of foreclosure expenses of $86,424, a decrease in insurance expense of $28,034, related to the cost of our Directors and Officers policy, and a decrease of other miscellaneous fees of $22,964.

Loss and impairment on assets acquired in satisfaction of loans was $233,612 for the nine months ended March 31, 2013. This amount is the loss incurred on the sale of one property, Sealmax, Inc., in December 2012 and a write down of treasury stock to market value at March 31, 2013. There was no comparable amount during the corresponding period in the prior year.

Increase in Net Liabilitiess Resulting from Operations and Net Unrealized/Realized Gains (Losses)

The increase in net liabilities resulting from operations was $6,999,494 for the nine months ended March 31, 2013 compared with $4,003,381 for the nine months ended March 31, 2012.  This change in net liabilities from operations between periods was attributable primarily to (i) the decrease in the size of our investment portfolio, which went from an average of approximately $16.7 million in the first nine months of fiscal 2012 to an average of approximately $9.7 million in the first nine months of fiscal 2013; (ii) an overall decrease in expenses to approximately $4.1 million for the nine months ended March 31, 2013, as compared with approximately $4.5 million for the nine months ended March 31, 2012, as described above, and (iii) a increase in unrealized loss to approximately $2.9 million for the nine months ended March 31, 2013 as compared with an increase in unrealized loss of approximately $1.4 million for the nine months ended March 31, 2012. The realized loss for the nine months ended March 31, 2013 was approximately $600,000, as compared with a realized gain of approximately $235,000 for the nine months ended March 31, 2012.

Dividends on Participating Preferred Stock, accrued, but not declared, were $253,125 for the nine months ended March 31, 2013 and 2012.

Financial Condition at March 31, 2013 and June 30, 2012

Assets and Liabilities

Total assets decreased approximately $7.2 million to approximately $11.7 million, at March 31, 2013, as compared with total assets of approximately $18.9 million at June 30, 2012. This decrease was primarily due to decreases in (i) investments of approximately $6.5 million, (ii) accrued interest receivable of approximately $140,000 and (iii) assets acquired and other assets of approximately $1.0 million, as partially offset by an increase in cash of approximately $ .5 million

We also had an decrease in liabilities at March 31, 2013 compared with June 30, 2012 aggregating approximately $200,000, comprised primarily of decreases in debentures payable of $1.2 million, as partially offset by an increase in accrued interest of approximately $750,000 and an increase in dividends payable of approximately $250,000. The increase in dividends payable represents fiscal 2013 preferred stock dividends that have not been declared.

As a result of the deconsolidation of Elk as of April 25, 2013 for financial reporting, Ameritrans subsequent financial statements will report a liability due to Elk. As of March 31, 2013, such liability was approximately $12.5 million. See Note 14. Pro Forma Financial Information.

Liquidity and Capital Resources

 Since 2008, the Company has relied on SBA Debentures, funds from operations and, to a lesser extent, private placements of debt for liquidity. At March 31, 2013, we had negative working capital of approximately $20.8 million. Substantially, all of our cash was subject to restrictions pursuant to SBA regulations. At March 31, 2013, 100% of our total indebtedness of $19,975,000 was attributable to the debentures issued to the SBA with fixed rates of interest plus user fees which results in rates ranging from 4.11% to 5.54%.

On June 1, 2012, Elk received a written notice (the “Notice”) from the SBA that declared Elk’s entire indebtedness to the SBA, including principal, accrued interest and any other amounts owed by Elk to the SBA pursuant to Elk’s outstanding debentures, to be immediately due and payable.  The Notice indicates that such acceleration of Elk’s obligations relates to an event of default under Elk’s outstanding debentures resulting from Elk’s condition of capital impairment described above, which, according to the Notice, Elk failed to cure within applicable cure periods.  According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (as of March 31, 2013, Elk’s aggregate Indebtedness to the SBA was $21,074,492, including $1,099,492 of interest and fees).

However, on October 31, 2012, Elk and the SBA entered into a Settlement Agreement and Mutual Release with respect to Elk’s pending lawsuit against the SBA, pursuant to which Elk was entitled to pay the SBA $7,900,000 (the “Settlement Payment”) by December 15, 2012, as subsequently extended through amendments to January 18, 2013 (the “Settlement Effective Date”) and surrender its SBIC license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Settlement Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. As a condition to the SBA’s willingness to enter into the Settlement Agreement, Elk executed and delivered a Consent Order of Receivership, to be filed only if the Settlement Payment was not made within the required period, appointing the SBA as permanent, liquidating receiver. As of the Settlement Effective Date, Elk had not remitted the entire amount due and, accordingly, the SBA informed Elk that it would forward a receivership complaint and the Consent Order to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York (the “Court”). (See Note 8 to the Notes to Consolidated Financial Statements.)

On April 25, 2013, the Court entered the Consent Order. The Court appointed the SBA as the receiver of Elk for the purpose of marshaling and liquidating all of Elk’s assets and satisfying the claims of creditors therefrom in the order of priority as determined by the Court.  The Court entered judgment in the total sum of $21,175,000 (less the $1.2 million paid to the SBA on January 4, 2013) as of October 26, 2012, plus accrued  interest of  approximately $1,166,000 through April 25, 2013, plus post-judgment interest at the rate allowed by law. The Consent Order dismissed all of the existing officers, directors and agents of Elk.

The interests of the SBA in its capacity as a receiver of Elk will differ materially from, and may be adverse to, the interests of Ameritrans and its stockholders.  We anticipate Ameritrans’ business, financial condition and results of operations will be materially and adversely affected by the entry of the Consent Order.  As such, the Company may be forced to cease operations and liquidate or seek bankruptcy protection, in which case shareholders may receive little or no value for their investment in the Company’s securities.

Our sources of liquidity have historically been credit lines with banks, long-term SBA debentures that are issued to or guaranteed by the SBA, private sources of debt and equity capital and loan amortization and prepayment. As a RIC, we distribute at least 90% of our investment company taxable income, if any. Consequently, we primarily rely upon external sources of funds to finance growth. We are no longer eligible to borrow funds pursuant to the SBIC program and there can be no assurance that we will be able to raise capital from other sources on acceptable terms or at all, particularly in light of Elk being placed in receivership.

We invested in life settlement contracts which require us to continue premium payments to keep the policies in force through each insured’s life expectancy or until such time the policies are sold. We may sell the policies at any time, at our sole discretion. However, if we choose to keep the policies, as of and after March 31, 2013, aggregate premium payments due through the life expectancy of the insureds are approximately $3,664,000 through June 30, 2017 and approximately $683,000, thereafter (see Note 2 to the consolidated financial statements).

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

At March 31, 2013, we had cash on hand and cash equivalents aggregating approximately $695,000 and negative working capital of approximately $10.5 million. Substantially, all of our cash was subject to restrictions pursuant to SBA regulations at March 31, 2013.

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

Assuming that the assets and liabilities were to remain constant and no actions were taken to alter the existing interest rate sensitivity, based on the balances at March 31, 2013, a hypothetical immediate 1% increase in interest rates would have resulted in an additional net increase in net assets from operations of $69,929 at March 31, 2013. This is based on a 1% increase in the Company’s loans receivable at variable interest rate terms. There is no offset to this because, at March 31, 2013, the Company had no outstanding variable rate loans payable. This hypothetical does not take into account interest rate floors or caps on the Company’s loan receivable portfolio.  No assurances can be given however, that actual results would not differ materially from the potential outcome simulated by these estimates.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15( e ) and 15d-15( e) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months and nine months ended  March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Ameritrans Capital Corporation, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include but are not limited to statements as to:

•	our ability to continue as a going concern;

•	our ability to operate without Elk’s SBIC license;

•	our ability to operate with Elk in receivership;

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax treatment;

•	our ability to operate as a BDC and a RIC; and

•	the adequacy of our cash resources and working capital.

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

According to the Notice, as of May 25, 2012, Elk was indebted to the SBA in the aggregate principal amount of $21,175,000, plus accrued interest of $239,372 (with an additional $2,816 of interest accruing on a per diem basis) (the “Indebtedness”) (after making a payment of $1,200,000 on January 4, 2013, as of March 31, 2013, Elk’s aggregate Indebtedness to the SBA was $21,074,492, including $1,099,492 of interest and fees).

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

On October 31, 2012 Elk and the SBA entered into the Settlement Agreement with respect to the Litigation. The Settlement Agreement, as amended on December 7, 2012, provided, among other things, for the payment by Elk to the SBA the $7,900,000 Settlement Payment by January 7, 2013 and the surrender of Elk’s small business investment company license, in full and final satisfaction of all outstanding SBA leverage owed to the SBA through the Effective Date plus all additional interest which may accrue through the date the Settlement Payment is made. In connection with the entry into the Settlement Agreement, Elk executed and delivered a Consent Order appointing the SBA as permanent, liquidating receiver of Elk, to be filed by the SBA only in the event that Elk failed to pay the Settlement Payment pursuant to the Settlement Agreement, as amended.  On January 4, 2013, the SBA agreed to extend the January 7, 2013 deadline until January 18, 2013 (the “Payoff Deadline”), provided that Elk promptly remits to the SBA all of the proceeds (up to the amount of the Settlement Payment) from any asset sales consummated by Elk prior to such date. As a condition to the SBA’s agreement to the extended Payoff Deadline, Elk paid $1.2 million to the SBA on January 4, 2013 from its cash on hand in partial satisfaction of the Settlement Payment, which left $6.7 million of the Settlement Payment remaining to be paid as of such date.

As of January 18, 2013, Elk had not secured the balance of the Settlement Payment to be paid to the SBA. Accordingly, Elk requested an additional extension of the Payoff Deadline to January 31, 2013. On January 22, 2013, the SBA informed Elk that the SBA had decided it would not grant Elk another extension of the Payoff Deadline. As a result of Elk’s failure to pay the balance of the Settlement Payment by January 18, 2013, the SBA informed Elk that it would forward a receivership complaint and the Consent Order to the United States Attorney’s Office for the Southern District of New York, for filing with the United States District Court for the Southern District of New York. The SBA further informed Elk that should Elk pay the balance of the Settlement Payment prior to the entry of the receivership order in the U.S. District Court, then the SBA would accept such payment in full satisfaction of the Settlement Payment and would ask that the receivership proceedings be rescinded.

However, the requisite financing was not obtained and no additional payments were made.

On April 25, 2013, the United Stated District Court for the Eastern District of New York (the “Court”) entered the Consent Order in the proceeding entitled United States of America, on behalf of its agency, the United States Small Business Administration v. Elk Associates Funding Corp. (Case No. 2:13-cv-01326-LDW-GRB).  The Court appointed the SBA as the receiver of Elk for the purpose of marshaling and liquidating all of Elk’s assets and satisfying the claims of creditors therefrom in the order of priority as determined by the Court.  The Court entered judgment in the total sum of $21,175,000 (less the $1.2 million paid to the SBA on January 4, 2013) as of October 26, 2012, plus accrued  interest of  approximately $1,166,000 through April 25, 2013, plus post-judgment interest at the rate allowed by law. The Consent Order dismissed all of the existing officers, directors and agents of Elk.

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

There were no material changes during the three months ended March 31, 2013 to the risk factors set for in the 2012 Annual Report, except for the addition of the following risks:

The surrender of Elk’s SBIC license and Elk’s entry into receivership will materially and adversely affect our business.

In accordance with the Settlement Agreement between Elk and the SBA, Elk  surrendered its SBIC license.  Following the surrender of Elk’s SBIC license, Elk wis no longer eligible for additional financing from the SBA, which it has relied on historically.  In addition, the surrender of Elk’s SBIC license may materially and adversely affect our ability to raise capital in public or private markets, which is critical to the execution of our business strategy.  If we are unable to attract alternative sources of financing on acceptable terms, or at all, our liquidity, capital resources, results of operations and ability to continue as a going concern could be materially harmed.

As a result of Elk’s failure to comply with the terms of its settlement agreement with the SBA on a timely basis and its entry into receivership, we and the value of our securities could be materially and adversely affected.

On April 25, 2013, the Court entered the Consent Order, in the Receivership Proceeding.  The Court appointed the SBA as the receiver of Elk for the purpose of marshaling and liquidating all of Elk’s assets and satisfying the claims of creditors therefrom in the order of priority as determined by the Court.  The Court entered judgment in the total sum of $21,175,000.00 (less the $1.2 million paid to the SBA on January 4, 2013) as of October 26, 2012, plus accrued  interest of  approximately $1,166,000 through April 25, 2013, plus post-judgment interest at the rate allowed by law. The Consent Order dismissed all of the existing officers, directors and agents of Elk.

The interests of the SBA in its capacity as a receiver of Elk will differ materially from, or be adverse to, the interests of Ameritrans and its stockholders.  We anticipate that our business, financial condition and results of operations will be materially and adversely affected by the entry of the Consent Order.  As such, we may be forced to cease operations and liquidate or seek bankruptcy protection.  Regardless of whether we take such actions, as a result of Elk’s receivership, shareholders may receive little or no value for their investment in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

See our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012 and Note 4 to our consolidated financial statements, each of which is incorporated herein by reference.

We have not declared or paid dividends on our 9-3/8% Cumulative Participating Redeemable Preferred Stock; $.01 par value, ($12.00 face value) for the quarterly periods ended September 30, 2010 through March 31, 2013.  Accordingly, as of the date of this report, an aggregate of $928,125 of dividends on such preferred stock have accrued, but have not been declared or paid. In accordance with the terms of the preferred stock, holders of the preferred stock are currently entitled to elect a majority of Ameritrans’ board of directors.

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

AMERITRANS CAPITAL CORPORATION

Dated: May 15, 2013

	By:	/s/ Michael Feinsod
Michael Feinsod
Chief Executive Officer and President